Form 10-Q
period 1996-03-31
TRACK DATA CORP
filed 1996-05-09
CIK 922811

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934



                 For the quarterly period ended MARCH 31, 1996

                         Commission File Number 0-24634


                             TRACK DATA CORPORATION
             (Exact name of registrant as specified in its charter)


                DELAWARE                             22-3181095
      (State or other jurisdiction               (I.R.S. Employer
            of incorporation)                   Identification No.)


                                 56 PINE STREET
                               NEW YORK, NY 10005
                    (Address of principal executive offices)

                                 (212) 422-4300
                        (Registrant's telephone number)


                        GLOBAL MARKET INFORMATION, INC.
                                 (Former Name)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes /x/   No / /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of April 30, 1996 there were 14,875,272 shares of common stock outstanding.

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          See pages 2-7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

          See pages 8-9

PART ll.  OTHER INFORMATION

          See page 10

                    TRACK DATA CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (unaudited)

                                                                                         MARCH 31,     DECEMBER 31,
                                                                                           1996            1995
                                                                                       -------------   -------------
ASSETS

CASH AND EQUIVALENTS                                                                   $  1,797,348    $  2,004,827

ACCOUNTS RECEIVABLE - net                                                                 1,905,879       2,122,605

FIXED ASSETS - net                                                                        8,803,411       9,092,324

INVESTMENT IN AFFILIATE                                                                   2,815,489       2,705,155

MARKETABLE EQUITY SECURITIES  (Note 1)                                                        -             324,979

DUE FROM RELATED PARTIES  (Note 3)                                                          526,142       2,609,078

EXCESS OF COST OVER NET ASSETS ACQUIRED                                                   3,814,970       3,892,951

NET DEFERRED INCOME TAX ASSETS  (Note 4)                                                  1,580,748       1,037,419

OTHER ASSETS                                                                              2,481,487       2,461,026
                                                                                      -------------   -------------
TOTAL                                                                                  $ 23,725,474    $ 26,250,364
                                                                                      =============   =============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
     Accounts payable and accrued expenses                                             $  4,884,097    $  4,574,138
     Note payable - bank                                                                  3,939,430       4,444,451
     Notes payable - other                                                                2,076,283       2,003,555
     Capital lease obligations                                                            4,060,730       4,528,312
     Deferred compensation payable  (Note 1)                                                  -           3,877,571
     Other liabilities                                                                      776,675         915,123
                                                                                      -------------   -------------
                    Total liabilities                                                    15,737,215      20,343,150
                                                                                      -------------   -------------


STOCKHOLDERS' EQUITY (Notes 1, 3 and 5)
     Common stock - $.01 par value;  30,000,000 shares authorized;
          issued and outstanding - 14,812,872 shares in 1996 and
          13,976,967 shares in 1995                                                         148,129         139,770
     Additional paid-in capital                                                          13,816,595       9,958,640
     Unrealized gain on available-for-sale securities (Note 4)                                 -            174,801
     Foreign currency translation adjustment                                                 59,531          59,517
     Deficit                                                                             (6,035,996)     (4,425,514)
                                                                                      -------------   -------------
                    Total stockholders' equity                                            7,988,259       5,907,214
                                                                                      -------------   -------------
TOTAL                                                                                  $ 23,725,474    $ 26,250,364
                                                                                      =============   =============





            See notes to condensed consolidated financial statements

                    TRACK DATA CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                  (unaudited)

                                                                             1996            1995
                                                                         -----------     -----------
REVENUES                                                                 $11,768,294     $11,081,133
                                                                         -----------     -----------
OPERATING COSTS AND EXPENSES:
     Direct operating costs                                                6,669,614       6,304,219
     Selling and administrative expenses                                   4,891,420       5,720,396
     Deferred compensation expense  (Note 1)                                 294,894         (61,414)
     Interest expense - net                                                  222,708         170,724
                                                                         -----------     -----------
                    Total                                                 12,078,636      12,133,925
                                                                         -----------     -----------
LOSS FROM OPERATIONS                                                        (310,342)     (1,052,792)
                                                                         -----------     -----------
OTHER INCOME:
     Gain on securities                                                      288,418         124,571
     Other income                                                              -               5,055
                                                                         -----------     -----------
                                                                             288,418         129,626
                                                                         -----------     -----------
LOSS BEFORE INCOME TAX BENEFIT
     AND EQUITY IN NET INCOME OF AFFILIATE                                   (21,924)       (923,166)

INCOME TAX BENEFIT (Note 4)                                                 (411,058)       (303,896)
                                                                         -----------     -----------
INCOME (LOSS) BEFORE EQUITY IN NET INCOME
     OF AFFILIATE                                                            389,134        (619,270)

EQUITY IN NET INCOME OF AFFILIATE                                             89,082          90,146
                                                                         -----------     -----------
NET INCOME (LOSS)                                                        $   478,216     $  (529,124)
                                                                         ===========     ===========
NET INCOME (LOSS) PER SHARE                                                     $.03           $(.04)
                                                                                ====           =====
NUMBER OF SHARES OUTSTANDING                                              13,977,000      13,977,000
                                                                         ===========     ===========





            See notes to condensed consolidated financial statements

                    TRACK DATA CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                       THREE MONTHS ENDED MARCH 31, 1996
                                  (unaudited)

                                                                                            UNREALIZED
                                                                                             GAIN ON      FOREIGN
                                                                             ADDITIONAL     AVAILABLE-   CURRENCY
                                                                 COMMON        PAID-IN       FOR-SALE   TRANSLATION
                                                                 STOCK        CAPITAL       SECURITIES  ADJUSTMENT     DEFICIT
                                                               ---------    ------------    ----------   --------    ------------
BALANCE,  JANUARY 1, 1996                                       $139,770     $ 9,958,640     $174,801     $59,517     $(4,425,514)


     Foreign currency translation adjustment                                                                   14

     Appreciation in investment in affiliate                                      21,252

     Dividend paid to Track S corporation stockholder                                                                  (2,088,698)

     Gain on transfer of Innodata shares to Trust                                            (174,801)

     Issuance of common stock to Trust in satisfaction
          of Track Phantom Stock Plan obligation                   8,359       3,836,703

     Net income                                                                                                           478,216
                                                               ---------     -----------     --------     -------     -----------

BALANCE, MARCH 31, 1996                                         $148,129     $13,816,595     $   -        $59,531     $(6,035,996)
                                                               =========     ===========     ========     =======     ===========





            See notes to condensed consolidated financial statements

                    TRACK DATA CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                  (unaudited)

                                                                                                   1996          1995
                                                                                              ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                                          $  478,216     $ (529,124)
     Adjustments to reconcile net income (loss) to net cash provided by operating activities:
          Depreciation and amortization                                                            806,533      1,166,502
          Equity in net income of affiliate                                                        (89,082)       (90,146)
          Deferred compensation                                                                    294,894        (61,414)
          Profit sharing and charitable contributions paid in stock of affiliates                     -           289,983
          Gain on contributions of stock of affiliates                                                -          (130,071)
          Gain on sale and transfer of marketable securities                                      (335,340)         -
          Deferred income taxes                                                                   (543,329)      (301,303)
          Other                                                                                     48,987         13,086
          Changes in operating assets and liabilities:
                Accounts receivable                                                                216,726       (118,943)
                Other assets                                                                       100,170        216,487
                Accounts payable and accrued expenses                                              309,959        310,062
                Other liabilities                                                                 (128,947)        76,520
                                                                                              ------------   ------------
                    Net cash provided by operating activities                                    1,158,787        841,639
                                                                                              ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of fixed assets                                                                     (171,816)      (376,950)
     Repayment of related party loans                                                              540,264        382,760
     Loans to related parties                                                                     (421,372)      (888,417)
     Loans to others                                                                               (10,000)        17,241
     Purchase of marketable securities                                                             (76,931)          -
     Acquisition costs                                                                                -        (2,175,582)
                                                                                              ------------   ------------
                    Net cash used in investing activities                                         (139,855)    (3,040,948)
                                                                                              ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments under capital lease obligations                                                     (657,815)      (553,037)
     Net proceeds from note payable to bank                                                       (505,021)       111,480
     Net payments on notes payable - other                                                         (51,274)       (93,816)
     Net (payments) proceeds on loans from employee savings program                                (12,315)        27,372
                                                                                              ------------   ------------
                    Net cash used in financing activities                                       (1,226,425)      (508,001)
                                                                                              ------------   ------------
EFFECT OF EXCHANGE RATE DIFFERENCES ON CASH                                                             14         28,830
                                                                                              ------------   ------------
NET DECREASE IN CASH                                                                              (207,479)    (2,678,480)
CASH AND EQUIVALENTS, BEGINNING OF PERIOD                                                        2,004,827      5,155,132
                                                                                              ------------   ------------
CASH AND EQUIVALENTS, END OF PERIOD                                                             $1,797,348     $2,476,652
                                                                                              ============   ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid for:
          Interest                                                                              $  265,890     $  219,449
          Income taxes                                                                          $    1,509     $     -
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
     AND FINANCING ACTIVITIES:
     Equipment acquisitions financed by capital leases                                          $  190,233     $1,274,951





            See notes to condensed consolidated financial statements

                    TRACK DATA CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                  (unaudited)



1. On March 31, 1996, Track Data Corporation ("Track"), a principal stockholder of Global Market Information, Inc. ("Global"), merged into Global and the name of Global was changed to Track Data Corporation (the "Company"). Pursuant to the merger (the "Merger"), Global issued 12,000,000 shares of its common stock in exchange for all of the outstanding stock of Track. The 1,599,837 shares of Global common stock owned by Track prior to the Merger were cancelled.

     Global, as the surviving corporation, assumed all of Track's assets, liabilities and obligations. Effective March 31, 1996, the Company issued 835,905 shares of its common stock and transferred 74,281 shares of Innodata Corporation common stock to a Trust to be held by a bank trustee for the benefit of certain key employees and consultants of Track to satisfy obligations under a deferred compensation plan maintained by Track. Upon issuance of the shares to the Trust, the liability for the deferred compensation was satisfied. These shares will be released to the participants upon termination of employment, or earlier with approval of the Board of Directors.

     Track provided "real-time" financial market data, financial and historical databases and analytic services through a sophisticated private data network to the professional trading and investment community prior to the Merger. Track also provided database services to Global pursuant to a facilities management agreement that was to expire in 2001.

     For accounting purposes the Merger is treated as a combination of entities under common control similar to a pooling-of-interests. Accordingly, the financial statements for all current and prior periods include the results of operations of Global and Track.

2. In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1996, and the results of operations and of cash flows for the three months ended March 31, 1996 and 1995. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of results that may be expected for any other interim period or for the full year.

     These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1995 included in the Company's Current Report on Form 8-K/A dated as of March 26, 1996. The accounting policies used in preparing these financial statements are the same as those described in the December 31, 1995 Track financial statements.

3. On March 26, 1996, in accordance with the Merger Agreement, a dividend in the amount of $2,088,698 was paid to Track's sole stockholder, who is the Company's Chairman of the

     Board, representing the undistributed earnings of Track as an S corporation. The dividend was paid to the stockholder by assigning amounts due from him or entities controlled by him.

4. Effective upon the Merger, deferred taxes which were previously provided at state and local rates and which related to Track temporary differences were recalculated based on the changed status to a C corporation. This resulted in a recognition of additional deferred tax assets deemed realizable by management of approximately $500,000 in the three months ended March 31, 1996.

5. On April 23, 1996, the Company granted options to purchase 479,400 shares of the Company's common stock at $4.00 per share to employees ($3.75 market price at date of grant). Further, the Company issued 62,400 shares of its common stock (60,000 shares to its president) to satisfy certain bonus payments for 1995.

                    TRACK DATA CORPORATION AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

GENERAL

     The Company provides real-time financial market data, fundamental research, charting and analytical services to both institutional and individual investors. The Company also disseminates news and third party data base information from more than 100 sources worldwide. The Company's lead products include MarkeTrack MX and MarkeTrack NT, Dial/Data, Track OnLine and InfoVest. Its AIQ Systems division provides expert systems software, including artificial intelligence products for market timing and stock selection.

THREE MONTHS ENDED MARCH 31, 1996 AND 1995

     For the three months ended March 31, 1996 the Company's revenues were $11,768,294, an increase of 6% over revenues for the similar period in 1995 of $11,081,133. The increase in revenues is primarily attributable to an increase in the subscriber base for the Company's Dial/Data division.

     Direct operating costs were $6,669,614 for the first three months of 1996 and $6,304,219 for the similar period in 1995, an increase of 6%. Direct operating costs as a percentage of revenues was 57% in each period. Direct operating costs include direct payroll, direct telecommunication costs, computer supplies, depreciation and equipment lease expense and the amortization of software development costs.

     Selling and administrative expenses were $4,891,420 and $5,720,396 in the 1996 and 1995 periods, respectively, a decrease of 14% in the 1996 period from the 1995 period. Selling and administrative expenses as a percentage of revenues was 42% in 1996 and 52% in 1995. The dollar and percentage decrease primarily reflects a contribution expense of approximately $200,000 in the 1995 period and a reduction of approximately $400,000 in salary expense for the Company's Chairman in 1996 as compared to the 1995 period.

     The Company incurred deferred compensation expense of $294,894 in 1996, while recognizing a reduction in such expense of $61,414 in 1995. These changes relate to the Company's phantom stock plan which was discontinued as of March 31, 1996. The underlying 835,905 shares of the Company's common stock and 74,281 shares of Innodata Corporation common stock to which certain employees were vested have been placed in a trust for the benefit of the participants. Accordingly, future changes in the market price of the respective stocks will not be reflected as changes in deferred compensation expense.

     Interest expense increased to $222,708 in the 1996 period compared to $170,724 in 1995 due to increased borrowings.

     The loss from operations for the three months ended March 31, 1996 of $310,342 was due principally to the deferred compensation expense described above. The loss of $1,052,792 in the 1995 period was due principally to the higher selling and administrative expenses described above.

     Other income was $288,418 and $129,626 for the three months ended March 31, 1996 and 1995, respectively, principally from gains in each period from Innodata Corporation common stock placed in a trust to satisfy obligations to employees in 1996 and for charitable contributions in 1995. In each period the gain represents the difference between the carrying value of such securities and the market price at date of disposition.

     The income tax benefit in the 1996 period of $411,058 is due to the recognition of the anticipated realizable amount of tax benefits from a change in tax status, effective upon the merger of Track at March 31, 1996, from an S corporation, for which the majority of taxes were paid by the former sole stockholder, to a C corporation.

     As a result of the above mentioned factors, the Company realized net income of $478,216 in the 1996 period compared to a loss of $529,124 in 1995.

LIQUIDITY AND CAPITAL RESOURCES

     During the three months ended March 31, 1996 and 1995 cash provided by operating activities was $1,158,787 and $841,639, respectively. Cash flows used in investing activities was $139,855 and $3,040,948 for the three months ended March 31, 1996 and 1995, respectively. The 1995 amount included the acquisition of the All-Quotes business and certain loans to related parties. Cash used in financing activities was $1,226,425 and $508,001 for the three months ended March 31, 1996 and 1995, respectively. The increase in 1996 is primarily due to a repayment of bank loans.

     The Company has a line of credit with a bank. The line is collateralized by the assets of the Company and is guaranteed by its principal stockholder. Interest is charged at 1.75% above the bank's prime rate and is due on demand. The Company may borrow up to 80% of eligible accounts receivable and is required to maintain a compensating balance of 10% of the outstanding loans. The Company did not meet this requirement from time to time prior to the Merger. The line of credit is sufficient for the Company's cash requirements. There are no major capital expenditures anticipated beyond the normal replacement of equipment and additional equipment to meet increased customer demand.

      Prior to the Merger, Track paid a dividend to its sole stockholder, Mr. Hertz, of approximately $2,100,000, equivalent to the previously taxed income to Mr. Hertz as the sole stockholder of Track, a subchapter S corporation. The dividend was paid by assigning to Mr. Hertz receivables from him or entities controlled by him. Further, Mr. Hertz has agreed to reduce compensation paid to him by the Company from approximately $1,500,000 in 1995 to $350,000 for each of 1996 and 1997.

INFLATION AND SEASONALITY

     To date, inflation has not had a significant impact on the Company's operations. The Company's revenues are not affected by seasonality.

PART II.   OTHER INFORMATION


Item 1.    Legal Proceedings. Not Applicable

Item 2.    Changes in Securities. Not Applicable

Item 3.    Defaults upon Senior Securities. Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders. The Company held a Special Meeting of Stockholders on March 19, 1996. The results of the voting were as follows:

                                                    FOR          AGAINST        ABSTAIN        NOT VOTED
                                                    ---          -------        -------        ---------
      APPROVAL OF AGREEMENT AND PLAN OF
      MERGER                                     2,193,303       35,300          10,075          39,750

      ISSUANCE OF GLOBAL STOCK TO MR. HERTZ      2,176,673       39,730          22,275          39,750

      APPROVAL OF RESTATED CERTIFICATE OF
      INCORPORATION                              2,215,553       50,900          11,975


Item 5.    Other Information. Not Applicable.

Item 6.    (a)  Exhibits.  None.

           (b) Reports on Form 8-K. During the three months ended March 31, 1996 a Form 8-K was filed dated as of March 26, 1996 with respect to the Merger of Track Data Corporation into Global Market Information, Inc.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


TRACK DATA CORPORATION

  Date:        5/8/96                              /s/ Barry Hertz
        --------------------              -------------------------------------
                                                       Barry Hertz
                                                 Chairman of the Board
                                                Chief Executive Officer


  Date:        5/8/96                              /s/ Martin Kaye
        --------------------              -------------------------------------
                                                       Martin Kaye
                                            V.P. Finance, Principal Financial
                                                         Officer

                                EXHIBIT INDEX


                     Exhibit 27 - Financial Data Schedule