Form 10-Q
period 1996-06-30
TRACK DATA CORP
filed 1996-08-13
CIK 922811

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

              QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934



                 For the quarterly period ended JUNE 30, 1996

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


                       GLOBAL MARKET INFORMATION, INC.
                                (Former Name)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X        No
                                        ---          ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of July 31, 1996 there were 14,875,272 shares of common stock outstanding.

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          See pages 2-8

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

          See pages 9-11

PART ll.  OTHER INFORMATION

          See page 12

                   TRACK DATA CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (unaudited)





                                                     JUNE 30, DECEMBER 31,
                                                        1996          1995
                                                 -----------   -----------
ASSETS

CASH AND EQUIVALENTS                             $   120,947   $ 2,004,827



ACCOUNTS RECEIVABLE - net                          1,725,294     2,122,605

FIXED ASSETS - net                                 9,561,655     9,092,324

INVESTMENT IN AFFILIATE                            2,818,989     2,705,155

MARKETABLE EQUITY SECURITIES  (Note 1)                     -       324,979

DUE FROM RELATED PARTIES  (Note 3)                   722,959     2,609,078

EXCESS OF COST OVER NET ASSETS ACQUIRED            3,736,990     3,892,951

NET DEFERRED INCOME TAX ASSETS  (Note 4)           1,535,748     1,037,419

OTHER ASSETS                                       2,468,383     2,461,026
                                                 -----------   -----------

TOTAL                                            $22,690,965   $26,250,364
                                                 ===========   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
     Accounts payable and accrued expenses       $ 4,797,518   $ 4,574,138
     Note payable - bank                           2,467,648     4,444,451
     Notes payable - other                         1,834,013     2,003,555
     Capital lease obligations                     4,434,723     4,528,312
     Deferred compensation payable  (Note 1)              --     3,877,571
     Other liabilities                               878,818       915,123
                                                 -----------   -----------

                                                  14,412,720    20,343,150
                                                 -----------   -----------

STOCKHOLDERS' EQUITY (Notes 1, 3 and 5)
     Common stock - $.01 par value;
          30,000,000 shares authorized;issued
          and outstanding - 14,875,272 shares
          in 1996 and 13,976,967 shares in 1995      148,753       139,770
     Additional paid-in capital                   14,049,972     9,958,640
     Unrealized gain on available-for-sale
       securities (Note 4)                                 -       174,801
     Foreign currency translation adjustment          54,737        59,517
     Deficit                                      (5,975,217)   (4,425,514)
                                                 -----------   -----------

                    Total stockholders' equity     8,278,245     5,907,214
                                                 -----------   -----------

TOTAL                                            $22,690,965   $26,250,364
                                                 ===========   ===========

       See notes to condensed consolidated financial statements
                                   2

                   TRACK DATA CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                 (unaudited)

                                                     1996          1995
                                              -----------   -----------

REVENUES                                      $23,394,909   $22,267,989
                                              -----------   -----------
OPERATING COSTS AND EXPENSES:
     Direct operating costs                    12,768,425    12,615,527
     Selling and administrative expenses       10,095,139    10,800,108
     Deferred compensation expense  (Note 1)      294,894      (168,577)
     Interest expense - net                       442,514       362,816
                                              -----------   -----------

                    Total                      23,600,972    23,609,874
                                              -----------   -----------

LOSS FROM OPERATIONS                             (206,063)   (1,341,885)
                                              -----------   -----------

OTHER INCOME:
     Gain on securities                           288,418       223,744
     Other income                                       -         2,819
                                              -----------   -----------

                                                  288,418       226,563
                                              -----------   -----------

INCOME (LOSS) BEFORE INCOME TAX BENEFIT
     AND EQUITY IN NET INCOME OF AFFILIATE         82,355    (1,115,322)

INCOME TAX BENEFIT (Note 4)                      (364,058)     (368,325)
                                              -----------   -----------

INCOME (LOSS) BEFORE EQUITY IN NET INCOME
     OF AFFILIATE                                 446,413      (746,997)

EQUITY IN NET INCOME OF AFFILIATE                  92,582       193,227
                                              -----------   -----------

NET INCOME (LOSS)                             $   538,995   $  (553,770)
                                              ===========   ===========

NET INCOME (LOSS) PER SHARE                          $.04         $(.04)
                                                     ====         =====

WEIGHTED AVERAGE SHARES OUTSTANDING            14,426,000    13,977,000
                                              ===========   ===========

         See notes to condensed consolidated financial statements
                                   3

                   TRACK DATA CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  THREE MONTHS ENDED JUNE 30, 1996 AND 1995
                                 (unaudited)

                                                     1996         1995
                                              -----------  -----------

REVENUES                                      $11,626,615  $11,186,856
                                              -----------  -----------

OPERATING COSTS AND EXPENSES:
     Direct operating costs                     6,098,811    6,311,308
     Selling and administrative expenses        5,203,719    5,079,712
     Deferred compensation expense  (Note 1)            -     (107,163)
     Interest expense - net                       219,806      192,092
                                              -----------   -----------

                    Total                      11,522,336   11,475,949
                                              -----------  -----------
INCOME (LOSS) FROM OPERATIONS                     104,279     (289,093)
                                              -----------  -----------

OTHER INCOME:
     Gain on securities                                 -       99,173
     Other income                                       -       (2,236)
                                              -----------  -----------

                                                        -       96,937
                                              -----------  -----------

INCOME (LOSS) BEFORE INCOME TAXES (BENEFIT)
     AND EQUITY IN NET INCOME OF AFFILIATE        104,279     (192,156)

INCOME TAXES (BENEFIT) (Note 4)                    47,000      (64,429)
                                              -----------  -----------

INCOME (LOSS) BEFORE EQUITY IN NET INCOME
     OF AFFILIATE                                  57,279     (127,727)

EQUITY IN NET INCOME OF AFFILIATE                   3,500      103,081
                                              -----------  -----------

NET INCOME (LOSS)                             $    60,779  $   (24,646)
                                              ===========  ===========

NET INCOME (LOSS) PER SHARE                           $ -          $ -
                                                      ===          ===

WEIGHTED AVERAGE SHARES OUTSTANDING            14,875,000   13,977,000
                                              ===========  ===========

         See notes to condensed consolidated financial statements
                                   4

                   TRACK DATA CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        SIX MONTHS ENDED JUNE 30, 1996
                                 (unaudited)

                                          UNREALIZED
                                          GAIN ON     FOREIGN
                             ADDITIONAL   AVAILABLE-  CURRENCY
                   COMMON    PAID-IN      FOR-SALE    TRANSLATION
                   STOCK     CAPITAL      SECURITIES  ADJUSTMENT   DEFICIT

BALANCE,
 JANUARY 1, 1996   $139,770  $ 9,958,640  $  174,801  $   59,517  $(4,425,514)

 Foreign currency
   translation
   adjustment                                             (4,780)

 Appreciation in
   investment in
   affiliate                      21,252

 Dividend paid to
   Track S
   corporation
   stockholder                                                      (2,088,698)

 Gain on transfer
   of Innodata
   shares to Trust                          (174,801)

 Issuance of common
   stock to Trust
   in satisfaction
   of Track Phantom
   Stock Plan
   obligation         8,359    3,836,703

 Issuance of common
   stock in
   satisfaction
   of bonus
   obligation           624      233,377

 Net income                                                           538,995
                   --------  -----------  ----------  ----------  -----------
BALANCE,
 JUNE 30, 1996     $148,753  $14,049,972  $        -  $   54,737  $(5,975,217)
                   ========  ===========  ==========  ==========  ===========

         See notes to condensed consolidated financial statements
                                   5

                   TRACK DATA CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                 (unaudited)

                                                       1996          1995
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                          $   538,995   $  (553,770)
     Adjustments to reconcile net
        income (loss) to net cash
        provided by operating activities:
          Depreciation and amortization           1,680,787     2,289,227
          Equity in net income of affiliate         (92,582)     (193,226)
          Deferred compensation                     294,893      (168,576)
          Profit sharing and charitable
            contributions paid in stock
            of affiliates                                 -       289,983
          Gain on contributions of stock of
            affiliates                                    -      (130,071)
          (Gain) loss on sale and transfer
            of marketable securities               (335,340)      105,108
          Allowance for decline in market
            value of securities                      46,922         5,876
          Deferred income taxes                    (498,329)     (382,334)
          Changes in operating assets
            and liabilities:
               Accounts receivable                  397,311        81,705
               Other assets                          62,170       284,036
               Accounts payable and
                 accrued expenses                   457,380      (102,884)
               Other liabilities                    (33,055)       92,565
                                                -----------   -----------

                  Net cash provided by
                    operating activities          2,519,152     1,617,639
                                                -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of fixed assets                      (532,663)   (1,302,007)
     Repayment of related party loans               639,673     1,950,642
     Loans to related parties                      (900,509)   (1,827,486)
     Loans to others                                (30,743)      (60,000)
     Purchase of marketable securities              (76,931)            -
     Proceeds from sale of marketable
       securities                                         -        26,436
     Acquisition costs                                    -    (2,175,582)
                                                -----------   -----------

                    Net cash used in
                      investing activities         (901,173)   (3,387,997)
                                                -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments under capital lease
       obligations                               (1,404,863)   (1,120,245)
     Net payments on note payable - bank         (1,976,803)      (53,907)
     Net proceeds from notes payable - other         13,713        18,674
     Net (payments) proceeds on loans
       from employee savings program                 (3,247)       59,671
     Purchase of treasury stock                           -       (23,566)
     Payments of acquisition notes                 (125,000)     (125,000)
                                                -----------   -----------

                    Net cash used in
                      financing activities       (3,496,200)   (1,244,373)
                                                -----------   -----------

EFFECT OF EXCHANGE RATE DIFFERENCES ON CASH          (5,659)       (4,857)
                                                -----------   -----------

NET DECREASE IN CASH                             (1,883,880)   (3,019,588)

CASH AND EQUIVALENTS, BEGINNING OF PERIOD         2,004,827     5,155,132
                                                -----------   -----------

CASH AND EQUIVALENTS, END OF PERIOD             $   120,947   $ 2,135,544
                                                ===========   ===========

SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION:
     Cash paid for:
          Interest                              $   491,051   $   474,885
          Income taxes                               16,149        79,464

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
     AND FINANCING ACTIVITIES:
     Equipment acquisitions financed
       by capital leases                        $ 1,311,274   $ 2,123,894

         See notes to condensed consolidated financial statements
                                   6

                   TRACK DATA CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                 (unaudited)

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

2. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1996, and the results of operations for the three and six month periods ended June 30, 1996 and 1995 and of cash flows for the six months ended June 30, 1996 and 1995. The results of operations for the six months ended June 30, 1996 are not necessarily indicative of results that may be expected for any other interim period or for the full year.

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

5.   On April 23, 1996, the Company granted options to purchase 479,400 shares of the Company's common stock at $4.00 per share to employees ($3.75 market price at date of grant). On July 16, 1996, the Board of Directors changed the option exercise price to $2.00 per share ($1.63 market price at date of change). Further, the Company issued 62,400 shares of its common stock (60,000 shares to its president) to satisfy certain bonus payments for 1995.

                   TRACK DATA CORPORATION AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

GENERAL

The Company provides real-time financial market data, fundamental research, charting and analytical services to both institutional and individual investors. The Company also redistributes news and third party data base information from more than 100 sources worldwide. The Company's lead products include MarkeTrack MX and MarkeTrack NT, Dial/Data, Track OnLine and InfoVest. Its AIQ Systems division provides expert systems software, including artificial intelligence products for market timing and stock selection.


THREE MONTHS ENDED JUNE 30, 1996 AND 1995

For the three months ended June 30, 1996 the Company's revenues were $11,626,615, an increase of 4% over revenues for the similar period in 1995 of $11,186,856. The increase in revenues is primarily attributable to an increase in the subscriber base for the Company's Dial/Data division.

Direct  operating  costs  were  $6,098,811  for the second quarter of 1996 and
$6,311,308 for the similar period in 1995, a decrease of 3%.    Direct
operating costs as a percentage of revenues was 52% in 1996 and
56%  in  1995.    Direct  operating  costs  include  direct  payroll,  direct telecommunication costs, computer supplies, depreciation and equipment lease expense and the amortization of software development costs.

Selling and administrative expenses were $5,203,719 and $5,079,712 in the 1996 and 1995 periods, respectively, an increase of 2% in the 1996 period from the 1995 period. Selling and administrative expenses as a percentage of revenues was 45% in each period.

The Company incurred no deferred compensation expense in 1996, while recognizing a reduction in such expense of $107,163 in 1995. These changes relate to the Company's phantom stock plan which was discontinued as of March 31, 1996. The underlying 835,905 shares of the Company's common stock and 74,281 shares of Innodata Corporation common stock to which certain employees were vested have been placed in a trust for the benefit of the participants. Accordingly, future changes in the market price of the respective stocks will not be reflected as changes in deferred compensation expense.

Interest  expense  increased  to  $219,806    in  the  1996 period compared to
$192,092 in 1995 due to increased borrowings.

There was no other income in the three months ended June 30, 1996 and $96,937 for the three months ended June 30, 1995. The income in 1995 resulted principally from gains from Innodata Corporation common stock given as charitable contributions in 1995. The gain represents the difference between the carrying value of such securities and the market price at date of disposition.

As a result of the above mentioned factors, the Company realized net income of $60,779 in the 1996 period compared to a loss of $24,646 in 1995, which included equity in net income of an affiliate of $103,081.


SIX  MONTHS ENDED JUNE 30, 1996 AND 1995

For the six months ended June 30, 1996 the Company's revenues were $23,394,909, an increase of 5% over revenues for the similar period in 1995 of
$22,267,989.    The  increase  in  revenues  is  primarily  attributable to an increase in the subscriber base for the Company's Dial/Data division.

Direct operating costs were $12,768,425 for the first six months of 1996 and $12,615,527 for the similar period in 1995, an increase of 1%. Direct operating costs as a percentage of revenues was 55% in 1996 and 57% in 1995.

Selling and administrative expenses were $10,095,139 and $10,800,108 in the 1996 and 1995 periods, respectively, a decrease of 7% in the 1996 period from the 1995 period. Selling and administrative expenses as a percentage of revenues was 43% in 1996 and 49% in 1995. The dollar and percentage decrease primarily reflects a contribution expense of approximately $200,000 in the 1995 period and a reduction of approximately $500,000 in salary expense for the Company's Chairman in 1996 as compared to the 1995 period.

The Company incurred deferred compensation expense of $294,894 in 1996, while recognizing a reduction in such expense of $168,577 in 1995. These changes relate to the Company's phantom stock plan which was discontinued as of March 31, 1996. The underlying 835,905 shares of the Company's common stock and 74,281 shares of Innodata Corporation common stock to which certain employees were vested have been placed in a trust for the benefit of the participants. Accordingly, future changes in the market price of the respective stocks will not be reflected as changes in deferred compensation expense.

Interest expense increased to $442,514 in the 1996 period compared to $362,816 in 1995 due to increased borrowings.

The loss from operations for the six months ended June 30, 1996 of $206,063 was due principally to the deferred compensation expense described above. The loss of $1,341,885 in the 1995 period was due principally to the higher selling and administrative expenses and lower revenues described above.

Other income was $288,418 and $226,563 for the six months ended June 30, 1996 and 1995, respectively, principally from gains in each period from Innodata Corporation common stock placed in a trust to satisfy obligations to employees in 1996 and for charitable contributions in 1995. In each period the gain represents the difference between the carrying value of such securities and the market price at date of disposition.

The income tax benefit in the 1996 period of $364,058 is due to the recognition of the anticipated realizable amount of tax benefits from a change in tax status, effective upon the merger of Track at March 31, 1996, from an S corporation, for which the majority of taxes were paid by the former sole stockholder, to a C corporation.

As a result of the above mentioned factors, the Company realized net income of $538,995 in the 1996 period compared to a loss of $553,770 in 1995.


LIQUIDITY AND CAPITAL RESOURCES

During the six months ended June 30, 1996 and 1995 cash provided by operating activities was $2,519,152 and $1,617,639, respectively. The increase was due principally to profitable operations in 1996. Cash flows used in investing activities was $901,173 and $3,387,997 for the six months ended June 30, 1996 and 1995, respectively. Purchases of fixed assets decreased by approximately $800,000 in 1996 compared to 1995. The 1995 amount also includes the acquisition of the All-Quotes business. Cash used in financing activities was $3,496,200 and $1,244,373 for the six months ended June 30, 1996 and 1995, respectively. The increase in 1996 is primarily due to a repayment of bank loans.

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

Item  4. Submission  of  Matters to a Vote of Security Holders. Not
         Applicable.

Item 5.  Other Information. Not Applicable.

Item 6.  (a)     Exhibits.  None.
         (b)     Reports on Form 8-K.  None.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


TRACK DATA CORPORATION

Date:     8/12/96          /s/
                         -----------------------
                         Barry Hertz
                         Chairman of the Board
                         Chief Executive Officer

Date:     8/12/96          /s/
                         -----------------------
                         Martin Kaye
                         V.P. Finance, Principal Financial Officer

EXHIBIT INDEX

Exhibit 27 - Financial Data Schedule