Form 10-Q
period 1996-09-30
TRACK DATA CORP
filed 1996-11-12
CIK 922811

U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

              QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934



              For the quarterly period ended SEPTEMBER 30, 1996

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of October 31, 1996 there were 14,844,272 shares of common stock outstanding.

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

            See pages 2-8

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

            See pages 9-11

PART II.    OTHER INFORMATION

            See page 12

                   TRACK DATA CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (unaudited)






                                                                     SEPTEMBER 30,    DECEMBER 31,
                                                                               1996            1995
                                                                     ---------------  --------------
ASSETS

CASH AND EQUIVALENTS                                                 $      472,073   $   2,004,827

ACCOUNTS RECEIVABLE - net                                                 1,922,788       2,122,605

FIXED ASSETS - net                                                        9,125,134       9,092,324

INVESTMENT IN AFFILIATE                                                   2,739,492       2,705,155

MARKETABLE EQUITY SECURITIES  (Note 1)                                            -         324,979

DUE FROM RELATED PARTIES  (Note 3)                                          952,247       2,609,078

EXCESS OF COST OVER NET ASSETS ACQUIRED                                   3,659,010       3,892,951

NET DEFERRED INCOME TAX ASSETS  (Note 4)                                  1,450,748       1,037,419

OTHER ASSETS                                                              2,630,139       2,461,026
                                                                     --------------   -------------
TOTAL                                                                $   22,951,631   $  26,250,364
                                                                     ==============   =============
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
     Accounts payable and accrued expenses                           $    4,709,755   $   4,574,138
     Note payable - bank                                                  3,528,585       4,444,451
     Notes payable - other                                                1,774,172       2,003,555
     Capital lease obligations                                            3,780,216       4,528,312
     Deferred compensation payable  (Note 1)                                      -       3,877,571
     Other liabilities                                                      900,747         915,123
                                                                     --------------   -------------
                                                                         14,693,475      20,343,150
                                                                     --------------   -------------

STOCKHOLDERS' EQUITY (Notes 1, 3 and 5)
     Common stock - $.01 par value;  30,000,000 shares authorized;
          issued and outstanding - 14,855,372 shares in 1996 and
          13,976,967 shares in 1995                                         148,554         139,770
     Additional paid-in capital                                          14,021,810       9,958,640
     Unrealized gain on available-for-sale securities (Note 4)                    -         174,801
     Foreign currency translation adjustment                                 52,032          59,517
     Deficit                                                             (5,964,240)     (4,425,514)
                                                                     --------------   -------------
                    Total stockholders' equity                            8,258,156       5,907,214
                                                                     --------------   -------------
TOTAL                                                                $   22,951,631   $  26,250,364
                                                                     ==============   =============

See notes to condensed consolidated financial statements

                   TRACK DATA CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                 (unaudited)





                                                           1996          1995
                                                    -----------   -----------

REVENUES                                            $35,173,529   $33,629,978

OPERATING COSTS AND EXPENSES:
     Direct operating costs                          19,251,148    18,992,437
     Selling and administrative expenses             14,982,603    16,955,247
     Deferred compensation expense  (Note 1)            294,894       (43,086)
     Interest expense - net                             638,997       593,669
                                                    -----------   -----------
                    Total                            35,167,642    36,498,267
                                                    -----------   -----------
INCOME (LOSS) FROM OPERATIONS                             5,887    (2,868,289)
                                                    -----------   -----------

OTHER INCOME:
     Gain on securities                                 288,418       235,710
     Other                                                    -        (2,400)
                                                    -----------   -----------
                                                        288,418       233,310
                                                    -----------   -----------
INCOME (LOSS) BEFORE INCOME TAX BENEFIT
     AND EQUITY IN NET (LOSS) INCOME OF AFFILIATE       294,305    (2,634,979)

INCOME TAX BENEFIT (Note 4)                            (279,058)     (449,762)
                                                    -----------   -----------

INCOME (LOSS) BEFORE EQUITY IN NET (LOSS) INCOME
     OF AFFILIATE                                       573,363    (2,185,217)

EQUITY IN NET (LOSS) INCOME OF AFFILIATE                (23,391)      306,449
                                                    -----------   -----------

NET INCOME (LOSS)                                   $   549,972   $(1,878,768)
                                                    ===========   ===========

NET INCOME (LOSS) PER SHARE                                $.04         $(.13)
                                                           ====         =====

WEIGHTED AVERAGE SHARES OUTSTANDING                  14,574,000    13,977,000
                                                    ===========   ===========

See notes to condensed consolidated financial statements

                   TRACK DATA CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                 (unaudited)





                                                          1996          1995
                                                   -----------   -----------

REVENUES                                           $11,778,620   $11,361,989
                                                   -----------   -----------
OPERATING COSTS AND EXPENSES:
     Direct operating costs                          6,482,723     6,376,910
     Selling and administrative expenses             4,887,464     6,155,139
     Deferred compensation expense  (Note 1)                 -       125,491
     Interest expense - net                            196,483       230,853
                                                   -----------   -----------
                    Total                           11,566,670    12,888,393
                                                   -----------   -----------
INCOME (LOSS) FROM OPERATIONS                          211,950    (1,526,404)
                                                   -----------   -----------

OTHER INCOME:
     Gain on securities                                      -        11,966
     Other                                                   -        (5,219)
                                                   -----------   -----------
                                                             -         6,747
                                                   -----------   -----------
INCOME (LOSS) BEFORE INCOME TAXES (BENEFIT)
     AND EQUITY IN NET INCOME OF AFFILIATE             211,950    (1,519,657)

INCOME TAXES (BENEFIT) (Note 4)                         85,000       (81,437)
                                                   -----------   -----------

INCOME (LOSS) BEFORE EQUITY IN NET (LOSS) INCOME
     OF AFFILIATE                                      126,950    (1,438,220)

EQUITY IN NET (LOSS) INCOME OF AFFILIATE              (115,973)      113,222
                                                   -----------   -----------

NET INCOME (LOSS)                                  $    10,977   $(1,324,998)
                                                   ===========   ===========

NET INCOME (LOSS) PER SHARE                               $  -         $(.09)
                                                          ====         =====

WEIGHTED AVERAGE SHARES OUTSTANDING                 14,870,000    13,977,000
                                                   ===========   ===========

See notes to condensed consolidated financial statements

                   TRACK DATA CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     NINE MONTHS ENDED SEPTEMBER 30, 1996
                                 (unaudited)





                                                                                 UNREALIZED
                                                                                 GAIN ON       FOREIGN
                                                                   ADDITIONAL    AVAILABLE-    CURRENCY
                                                        COMMON     PAID-IN       FOR-SALE      TRANSLATION
                                                        STOCK      CAPITAL       SECURITIES    ADJUSTMENT     DEFICIT
                                                        --------   -----------   -----------   ------------   -----------
BALANCE,  JANUARY 1, 1996                               $139,770   $ 9,958,640   $   174,801   $     59,517   $(4,425,514)

     Foreign currency translation adjustment                                                         (7,485)

     Appreciation in investment in affiliate                            27,078

     Dividend paid to Track S corporation stockholder                                                          (2,088,698)

     Gain on transfer of Innodata shares to Trust                                   (174,801)

     Issuance of common stock to Trust in satisfaction
          of Track Phantom Stock Plan obligation           8,359     3,836,703

     Issuance of common stock in satisfaction
          of bonus obligation                                624       233,377

     Purchase and retirement of treasury stock              (199)      (33,988)

     Net income                                                                                                   549,972
                                                        --------   -----------   -----------   ------------   -----------
BALANCE, SEPTEMBER 30, 1996                             $148,554   $14,021,810   $         -   $     52,032   $(5,964,240)
                                                        ========   ===========   ===========   ============   ===========

See notes to condensed consolidated financial statements

                   TRACK DATA CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                 (unaudited)





                                                                                           1996          1995
                                                                                    -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                              $   549,972   $(1,878,768)
     Adjustments to reconcile net income (loss) to net cash provided by operating activities:
          Depreciation and amortization                                               2,535,234     3,277,116
          Equity in net loss (income) of affiliate                                       23,391      (306,449)
          Deferred compensation                                                         294,893      (132,148)
          Profit sharing and charitable contributions paid in stock of affiliates             -       889,983
          Gain on contributions of stock of affiliates                                        -       (95,851)
          (Gain) loss on sale and transfer of marketable securities                    (335,340)     (112,518)
          Allowance for decline in market value of securities                            46,922        (3,510)
          Write-off of investment in Track Data Japan                                         -       179,976
          Allowance for doubtful accounts                                                     -       199,916
          Deferred income taxes                                                        (413,329)     (451,500)
          Changes in operating assets and liabilities:
                Accounts receivable                                                     199,817      (327,885)
                Other assets                                                           (181,687)      229,215
                Accounts payable and accrued expenses                                   369,617       130,800
                Other liabilities                                                         9,110       217,762
                                                                                    -----------   -----------
                    Net cash provided by operating activities                         3,098,600     1,816,139
                                                                                    -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of fixed assets                                                          (800,139)   (1,649,993)
     Repayment of related party loans                                                   702,050     1,974,194
     Loans to related parties                                                        (1,201,380)   (2,061,873)
     Loans (to) from others                                                             (24,450)       70,822
     Purchase of marketable securities                                                  (76,931)            -
     Purchase of shares of affiliate                                                    (30,650)            -
     Proceeds from sale of marketable securities                                              -       324,698
     Acquisition costs                                                                        -    (2,175,582)
                                                                                    -----------   -----------
                    Net cash used in investing activities                            (1,431,500)   (3,517,734)
                                                                                    -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments under capital lease obligations                                        (2,059,370)   (1,751,744)
     Net (payments) proceeds from note payable - bank                                  (915,866)      422,393
     Net proceeds from notes payable - other                                             25,579       107,833
     Net (payments) proceeds on loans from employee savings program                     (18,195)      118,182
     Purchase of treasury stock                                                         (34,187)      (23,566)
     Payments of acquisition notes                                                     (187,500)     (187,500)
                                                                                    -----------   -----------
                    Net cash used in financing activities                            (3,189,539)   (1,314,402)
                                                                                    -----------   -----------
EFFECT OF EXCHANGE RATE DIFFERENCES ON CASH                                             (10,315)      (51,797)
                                                                                    -----------   -----------
NET DECREASE IN CASH                                                                 (1,532,754)   (3,067,794)

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                                             2,004,827     5,155,132
                                                                                    -----------   -----------
CASH AND EQUIVALENTS, END OF PERIOD                                                 $   472,073   $ 2,087,338
                                                                                    ===========   ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid for:
          Interest                                                                  $   696,749   $   735,771
          Income taxes                                                                   22,450       117,704

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
     AND FINANCING ACTIVITIES:
     Equipment acquisitions financed by capital leases                              $ 1,311,274   $ 2,901,028

See notes to condensed consolidated financial statements

                   TRACK DATA CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                 (unaudited)

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

2. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1996, and the results of operations for the three and nine month periods ended September 30, 1996 and 1995 and of cash flows for the nine months ended September 30, 1996 and 1995. The results of operations for the nine months ended September 30, 1996 are not necessarily indicative of results that may be expected for any other interim period or for the full year.

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

THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

     For the three months ended September 30, 1996 the Company's revenues were $11,778,620, an increase of 4% over revenues for the similar period in 1995 of $11,361,989. The increase in revenues is primarily attributable to an increase in the subscriber base for the Company's Dial/Data division.

     Direct operating costs were $6,482,723 for the third quarter of 1996 and $6,376,910 for the similar period in 1995, a decrease of 2%. Direct operating costs as a percentage of revenues was 55% in 1996 and 56% in 1995. Direct operating costs include direct payroll, direct telecommunication costs, computer supplies, depreciation and equipment lease expense and the amortization of software development costs.

     Selling and administrative expenses were $4,887,464 and $6,155,139 in the 1996 and 1995 periods, respectively, a decrease of 21% in the 1996 period from the 1995 period. Selling and administrative expenses as a percentage of revenues was 41% in 1996 and 54% in 1995. The dollar and percentage decrease primarily reflects a contribution expense of approximately $600,000 in the 1995 period, a reduction of approximately $200,000 in salary expense for the Company's Chairman in 1996 as compared to the 1995 period, and the write off of approximately $200,000 in Track Data (Japan) during the third quarter of 1995.

     The Company incurred no deferred compensation expense in 1996, while recognizing an expense of $125,491 in 1995. These changes relate to the Company's phantom stock plan which was discontinued as of March 31, 1996. The underlying 835,905 shares of the Company's common stock and 74,281 shares of Innodata Corporation common stock to which certain employees were vested have been placed in a trust for the benefit of the participants. Accordingly, future changes in the market price of the respective stocks will not be reflected as changes in deferred compensation expense.

     Interest expense decreased to $196,483 in the 1996 period compared to $230,853 in 1995 due to decreased borrowings.

     There was no other income in the three months ended September 30, 1996 and $6,747 for the three months ended September 30, 1995. The income in 1995 resulted principally from gains from Innodata Corporation common stock given as charitable contributions in 1995. The gain represents the difference between the carrying value of such securities and the market price at date of disposition.

     As a result of the above mentioned factors, the Company realized net income of $10,977 in the 1996 period compared to a loss of $1,324,998 in 1995, which included equity in net loss of an affiliate of $115,973 in 1996 and equity in net income of an affiliate of $113,222 in 1995.

NINE  MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

     For the nine months ended September 30, 1996 the Company's revenues were $35,173,529, an increase of 5% over revenues for the similar period in 1995 of $33,629,978. The increase in revenues is primarily attributable to an increase in the subscriber base for the Company's Dial/Data division.

     Direct operating costs were $19,251,148 for the first nine months of 1996 and $18,992,437 for the similar period in 1995, an increase of 1%. Direct operating costs as a percentage of revenues was 55% in 1996 and 56% in 1995.

     Selling and administrative expenses were $14,982,603 and $16,955,247 in the 1996 and 1995 periods, respectively, a decrease of 12% in the 1996 period from the 1995 period. Selling and administrative expenses as a percentage of revenues was 43% in 1996 and 50% in 1995. The dollar and percentage decrease primarily reflects a contribution expense of approximately $800,000 in the 1995 period, a reduction of approximately $700,000 in salary expense for the Company's Chairman in 1996 as compared to the 1995 period, and the write off of approximately $200,000 in Track Data (Japan) during the third quarter of 1995.

     The Company incurred deferred compensation expense of $294,894 in 1996, while recognizing a reduction in such expense of $43,086 in 1995. These changes relate to the Company's phantom stock plan which was discontinued as of March 31, 1996. The underlying 835,905 shares of the Company's common stock and 74,281 shares of Innodata Corporation common stock to which certain employees were vested have been placed in a trust for the benefit of the participants. Accordingly, future changes in the market price of the respective stocks will not be reflected as changes in deferred compensation expense.

     Interest expense increased to $638,997 in the 1996 period compared to $593,669 in 1995 due to increased borrowings.

     The Company realized net income from operations of $5,887 in the 1996 period compared to a loss from operations of $2,868,289 in 1995. The loss from operations in the 1995 period was due principally to the higher selling and administrative expenses described above.

     Other income was $288,418 and $233,310 for the nine months ended September 30, 1996 and 1995, respectively, principally from gains in each period from Innodata Corporation common stock placed in a trust to satisfy obligations to employees in 1996 and for charitable contributions in 1995. In each period the gain represents the difference between the carrying value of such securities and the market price at date of disposition.

     The income tax benefit in the 1996 period of $279,058 is due to the recognition of the anticipated realizable amount of tax benefits from a change in tax status, effective upon the merger of Track at March 31, 1996, from an S corporation, for which the majority of taxes were paid by the former sole stockholder, to a C corporation.

     As a result of the above mentioned factors, the Company realized net income of $549,972 in the 1996 period compared to a loss of $1,878,768 in 1995.

LIQUIDITY AND CAPITAL RESOURCES

     During the nine months ended September 30, 1996 and 1995 cash provided by operating activities was $3,098,600 and $1,816,139, respectively. The increase was due principally to profitable operations in 1996. Cash flows used in investing activities was $1,431,500 and $3,517,734 for the nine months ended September 30, 1996 and 1995, respectively. Purchases of fixed assets decreased by approximately $850,000 in 1996 compared to 1995. The 1995 amount also includes the acquisition of the All-Quotes business. Cash used in financing activities was $3,189,539 and $1,314,402 for the nine months ended September 30, 1996 and 1995, respectively. The increase in 1996 is primarily due to a repayment of bank loans.

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


TRACK DATA CORPORATION

Date:     11/12/96          /s/
          --------        ------------------
                          Barry Hertz
                          Chairman of the Board
                          Chief Executive Officer

Date:     11/12/96          /s/
          --------        ------------------
                          Martin Kaye
                          V.P. Finance,
                          Principal Financial Officer

EXHIBIT INDEX

Exhibit 27 - Financial Data Schedule