Form 10-K
period 1996-12-31
TRACK DATA CORP
filed 1997-03-27
CIK 922811

1



                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-K

(Mark  One)
/X/  Annual report under section 13 or 15(d) of the securities exchange act of
1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                                            -----------------

/  /    Transition report under section 13 or 15(d) of the securities exchange act  of  1934

COMMISSION  FILE  NUMBER    0-24634

                            TRACK DATA CORPORATION
             (Exact name of registrant as specified in its charter)


           DELAWARE                                     22-3181095
(State  or  other  jurisdiction  of       (I.R.S. Employer Identification No.)
incorporation  or  organization)

          56  PINE  STREET
        NEW  YORK,  NEW  YORK                             10005
(Address  of  principal  executive  offices)            (Zip  Code)

                               (212)  943-4555
                      (Registrant's  telephone  number)


Securities  registered  under  Section  12(b)  of  the  Exchange  Act:  NONE

Securities  registered  under  Section  12(g)  of  the  Exchange  Act:
                                                COMMON  STOCK,  $.01 PAR VALUE
                                                REDEEMABLE  WARRANTS



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such  filing  requirements  for  the  past  90  days.  Yes  /X/    No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this  Form  10-K.    /X/

State the aggregate market value of the voting stock held by non-affiliates of the Registrant based on the closing price of the Company's Common Stock on
February  28,  1997  of  $1.19  per  share.    $2,898,379
                                               ----------

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
  14,731,452 SHARES OF COMMON STOCK, $.01 PAR VALUE, AS OF FEBRUARY 28, 1997

                      DOCUMENTS INCORPORATED BY REFERENCE
                      -----------------------------------
                            [SEE INDEX TO EXHIBITS]

                                    PART I

ITEM  1.    BUSINESS

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

     Global,  as  the  surviving  corporation,  assumed all of Track's assets, liabilities and obligations. Effective March 31, 1996, the Company issued 835,905 shares of its common stock and transferred 74,281 shares of Innodata Corporation common stock owned by Track prior to the Merger to a Trust held by a bank trustee for the benefit of certain key employees and consultants of Track to satisfy obligations under a deferred compensation plan maintained by Track. These shares will be released to the participants upon termination of employment, or earlier with approval of the Board of Directors.

     For accounting purposes the Merger is treated as a combination of entities under common control similar to a pooling-of-interests. Accordingly, the historical financial position and results of operations of Track and Global have been combined for all periods presented.

     The new merged company is named Track Data Corporation and its common stock and redeemable warrants are listed on the Nasdaq National Market System under the symbols "TRAC" and "TRACW," respectively.

     Track Data Corporation (the "Company" or "TDC") has been a supplier of electronically delivered financial information since 1981. TDC provides real-time financial market data, financial data bases and historical information, analytical services, and data manipulation tools, through a sophisticated private data network to high end users in the equity/options/futures trading marketplace. TDC delivers information on equities, options, futures, commodities, listed bonds, fixed income securities, and foreign currencies from all North American exchanges and from the principal exchanges in Europe, Latin America and the Far East. In addition, TDC disseminates news and third party data base information from more than 100 sources worldwide.

     The Company maintains more than a dozen offices worldwide, with executive offices located at 56 Pine Street, New York, New York 10005 and at 95 Rockwell Place, Brooklyn, New York 11217. Its telephone number is 212-943-4555 or 718-522-7373.

The  Company's  services  consist  of  the  following:

- MarkeTrack-MX and MarkeTrack-NT are real-time quote processing and analytical systems that provide domestic and international market information, dynamically updating quotelines, options and futures displays, real-time spreadsheets, tick-by-tick updating graphics, news services and third party databases, user-defined screen layouts, access to back office order and execution services, and over 20 years of graphical price history.

- OpTrack and TOG services provide real-time screening and analytical services relative to equity and index options, and to futures and non-equity options, targeted to traders and strategist in the options, futures and derivatives markets.

- Dial/Data provides electronic access to daily and historical price data on worldwide exchanges, primarily to individual investors who do not need real-time information.

- Track OnLine is a quotation system which provides current or delayed price quotations, access to third party data base services, scrolling news headlines, dynamically updated prices, the ability to manipulate screen displays, and current best bids and offers by Nasdaq market makers. Track OnLine provides real-time access to those who use such information in their daily work.

- InfoVest is an on-line data base combined with software which enables securities analysts to develop complex, individually tailored analyses and reports on publicly traded companies.

- The Company's AIQ Systems Division develops and markets PC based financial investment software for individual and professional users.


MARKETRACK-MX  AND  MARKETRACK-NT

     TDC's MarkeTrack-MX and MarkeTrack-NT offer significant real-time quote processing and analytical features, and has become distinguished over time for its ability to consistently deliver real-time, market sensitive information.
The service provides domestic and international market information, dynamically updating quotelines, options and futures displays, real-time spreadsheets, tick-by-tick updating graphics, more than 30 news services and third party databases, user-defined screen layouts, access to back office order and execution services, and over 20 years of graphical price history. MX allows users to calculate theoretical values of options and determine the most beneficial investment strategy through calculating returns on alternative investments, including options and futures. In addition, MX users are able to download real-time data to both Microsoft Excel and Lotus 1-2-3 spreadsheet applications which allows the users to create individually tailored financial applications to meet specific needs without additional programming.

     MX gives investment professionals the ability to easily and rapidly analyze, on a single service terminal, large volumes of real-time prices, third party databases, historical information, and news services, to support split second trading decisions. MX runs under DOS, Windows and UNIX operating systems on a wide variety of personal computer and workstation platforms.

     Pricing and Customers. Customers are charged a monthly service fee for MX, and in addition a monthly communications or location charge which varies typically with the location and size of the customer's installation. Service charges vary with the number and types of functions to which an individual subscribes, and are typically between $300 and $600 per month per user. Typically subscribers who execute a subscriber agreement contract that specifies both term and quantity of users may receive pricing discounts for multi-year contracts. Such agreements allow subscribers to receive services at a known cost, and ensure TDC of a recurring revenue stream into the future.

     TDC currently serves over 3,100 MX customers in trading and institutional investment management positions. Customers include floor traders, block traders, market makers, OTC traders, options specialists, head traders, arbitrageurs, and hedge fund managers.


OPTRACK  AND  TOG

     TDC's OpTrack and TOG services provide real-time screening and analytical services relative to equity and index options, and to futures and non-equity options. Both of these services are targeted to sophisticated professionals, both traders and strategists, in the options, futures and derivatives markets.

     OpTrack identifies trading opportunities such as covered writes, spreads, butterflies, overvalued/undervalued options, and many others, in a real-time environment, scanning the "universe" of options, or just a group of instruments selected by the user. OpTrack is also used by retail options specialists in advising brokers on recommended strategies for their clients based upon client objectives, such as maximizing return on investment. OpTrack is used by thousands of traders, advisers and brokers in its various modes of delivery.

     TOG is used by non-equity options traders and derivatives specialists in banks, hedge funds and trading firms. This service offers extremely sophisticated types of analyses of non-equity and non-listed over-the-counter options. These include interest rate caps, floors and swaps, also exotics, knockouts, lookbacks, and Asian priced options. Users have the ability to create artificial strategies or "synthetic" positions, and to analyze their risk.


DIAL/DATA  SERVICE

     TDC's Dial/Data service provides historical and end of day pricing data for all U.S., Canadian and European exchange-traded equities and related instruments, futures, equity options, futures options, mutual funds, bonds, government issues, money markets and indexes. In addition, fundamental data is provided for equity issues such as splits, dividends, and earnings per share. News headlines and full text stories from some of TDC's news vendors can also be delivered to Dial/Data customers. Dial/Data is primarily marketed through independent software vendors who provide analytical and charting programs for analyzing financial information. The Company's AIQ division, Equis International, Omega Research and other independent software vendors include Dial/Data access as an integral part of the software that they market. The Company encourages these vendors of charting software, through the payment of commissions, to make their software compatible with the Company's Dial/Data market information, and to advise customers by inserts and other means that they may select Dial/Data as their source of market information by contacting Dial/Data and entering into a month to month subscription agreement. A customer that has subscribed to Dial/Data accesses the service directly using the vendor's software program through modems on their PC's and is billed for the Dial/Data service directly by the Company. Access to the Company's database is provided by using telecommunications networks. The networks currently being used to provide local access are Compuserve Data Network, ADP Autonet or SprintNet. The Dial/Data service is also available through the Internet. Although the software can operate on real-time information, customers primarily apply their charting techniques to historical information and there is substantially less emphasis on up-to-the-minute information for this service than there is for other services provided by the Company.

     Pricing and Customers. Customers who subscribe to Dial/Data have the option of either paying a flat monthly rate which ranges from $15 to $125 depending on the type of data received, or being billed on a per quote basis. Customers outside the continental U.S. are also billed a per-minute connection charge. Customers pay for their services primarily by permitting the Company to charge their credit cards. Customers may terminate Dial/Data services at any time. At December 31, 1996, 1995 and 1994 there were 23,542, 19,771 and 14,431 customers of the Dial/Data service, respectively.


TRACK  ONLINE  SERVICE

     The Track OnLine service provides current or delayed price quotations, access to third party data base services, scrolling news headlines, dynamically updating prices, the ability to manipulate screen displays, and current best bids and offers by Nasdaq market makers. Customers receive the service by telephone connection with the Company through telecommunications networks such as Compuserve Data Network or ADP Autonet. The Track OnLine service is also available through the Internet. Track OnLine is designed primarily for high net worth individual investors and financial planners who actively buy and sell stocks, options or futures, but who are generally not professional traders.

     Pricing and Customers. Customers are charged at a flat monthly rate which depends on the services they select or on per minute usage at $0.29 per minute with a minimum $15 charge per month. Monthly charges range from $15 to $400. The Company has entered into agreements with national network carriers that provide for a fixed monthly payment by the Company for communication services without regard to the duration of connections. Customers pay for their services primarily by permitting the Company to charge their credit cards. The customers may select month to month, six month or one year agreements. Discounts are offered for six month and one year commitments. As of December 31, 1996 and 1995 the Company had approximately 1,400 and 1,200 monthly rate users, respectively.


INFOVEST  SERVICE

     TDC's InfoVest service is an on-line equity information system designed for the investment professional. InfoVest is a complete data access system equipped with a powerful set of data management, retrieval, screening and manipulation tools for interfacing with economic, fundamental, pricing, earnings and other databases. In addition to access to the Company's own proprietary data bases, the InfoVest service provides access using databases from companies such as S&P Compustat, Media General, Disclosure, Zacks, First Call, IBES and others. InfoVest customers, primarily financial institutions and corporations, require database services which are integrated with proprietary software to allow complex, individually tailored analyses and reports on publicly traded companies. In many instances, customers may request customization of software to permit personalized analysis. The Company provides such services on an on-line basis. Certain of the Company's competitors also provide these services on an on-line basis, whereas others provide such services on CD-ROM discs.

     The InfoVest service has traditionally been directed to investors who apply fundamental analysis. The InfoVest service enables the user to search, retrieve and manipulate information on companies, industries and portfolios. The user can easily integrate numeric, textual and graphic information, and information from multiple on-line sources (e.g. financial, pricing and dividend data). The service includes analytical tools which allow the user to study numerous aspects of current and historical trends in the equity markets. For example, the service permits the customer to find the 100 largest NYSE companies with a price earnings multiple less than 10, a book value less than $3, a return on equity greater than 15, and other qualifications. The results of this search can be used to create custom reports ranked by size, profitability, or other factors.

     Pricing  and  Customers.    InfoVest is sold on a fixed price basis for a
subscription  term  of  one  year.    All  software  (including  upgrades),
documentation and training are included in the subscription price. Annual fees range from $12,000 to $30,000, depending on the options selected. At December 31, 1996 and 1995 the Company had approximately 40 and 50 customers of the InfoVest service, respectively.


AIQ  SYSTEMS  DIVISION

     TDC's AIQ Systems division is an industry leader in developing artificial intelligence (AI) based stock market analysis and charting software for personal computers. By simulating the reasoning of top market technicians, AIQ's "Expert Systems" delivers trading signals and valuable market insight, as well as state-of-the-art technical charting and screening capabilities. AIQ's customer base consists of thousands of individual and professional investors, world-wide, who rely on AIQ's accurate and unique timing information for their daily trading decisions.

     AIQ currently publishes three primary expert systems for market trading. AIQ MarketExpert is an introductory level charting and analysis package that can be downloaded free of charge from AIQ's award winning web site, WWW.AIQ.COM. MarketExpert includes a data downloader and a free month of data from TDC's Dial/Data service. AIQ StockExpert is an intermediate level analysis system that includes AIQ's well known market timing model, as well as hundreds of powerful stock timing tools. StockExpert retails for $498. AIQ's most popular product is AIQ TradingExpert for Windows. This advanced analysis package includes market timing, stock timing, and industry group analysis capabilities. TradingExpert retails for $695. AIQ also develops a full line of add-on modules for fundamental analysis, news retrieval, and data correlation.

     In addition, AIQ offers educational services including: the Opening Bell Monthly educational newsletter, bi-annual educational seminars and workshops, and a full line of educational video tapes.


MARKETING

     MarkeTrack-MX, MarkeTrack-NT, OpTrack and TOG compete in several highly competitive segments of the on-line real-time financial information marketplace: equity, options and futures trading; and the investment management segments of the professional investment community. The equities, options and futures trading segment of this market is comprised of approximately 30,000 professionals who spend an estimated $150 million per year on financial information, and the investment management segment is comprised of approximately 60,000 professionals who spend an estimated $320 million per year on financial information. TDC's focus is on the premium end of these trading markets, appealing to institutional sales people, arbitrageurs, market makers and traders. TDC estimates that the premium segment of the trading market consists of approximately 16,000 terminals, of which its share is approximately 18%.

     These services are marketed primarily through a dedicated sales force, including 10 full-time regional sales persons in the U.S. and an international sales staff of 4 full-time sales persons. All services and new business are sold directly, often as a result of on-site presentations and service demonstrations by TDC's sales force.

     In addition to its dedicated sales force, TDC maintains relationships with a number of brokerage firms which actively sell TDC's services to the money management side of the industry for "soft dollars." In a soft dollar arrangement the brokerage firm pays TDC for services delivered to the money managers. These brokerage firms are typically also customers of TDC.

     TDC has ongoing advertising, direct mail, and public relations programs to promote product recognition and educate potential new customers in its targeted markets. In addition, TDC appears at major industry trade shows each year.

     All  newly  released  service  offerings  and  features  are announced to existing users via an inherent TDC system broadcast capability, and through corporate newsletters. In addition, TDC plans to maintain a competitive pricing strategy for its services.

     The major marketing effort for the Dial/Data service is directed towards the software vendors who offer analytic programs for the individual investor, including the Company's AIQ Systems division. By agreeing to provide commissions to these vendors, the Company seeks to encourage these vendors to make their programs compatible with the Company's data bases, and to encourage customers to select the Company's data bases in preference to data bases made available by others. Such agreements typically are terminable upon 90 days' notice after one year and provide for payment by the Company to the vendor of amounts based on the Company's monthly database charges to its customers. The Company understands that its competitors enter into similar arrangements with such vendors. The Company also seeks to gain the support of vendors by continually upgrading the flexibility, scope and convenience of its service, and by adopting pricing systems which are attractive to the vendors' customers.

     The Track OnLine service is sold through four full-time salespersons, and is marketed through print advertising and direct mail.

     The InfoVest service is sold through in-house sales persons. The marketing staff emphasizes on-site presentations and demonstrations, and demonstrates the service at major industry trade shows annually.

     AIQ Systems markets its software products through direct mail, the internet, print advertising and seminars.


LIMITED  PROPRIETARY  INFORMATION

     The financial information which is made available by the Company for its MX, Track OnLine and Dial/Data services can be purchased from third party sources and is not proprietary.

     The Company considers its InfoVest analytic software to be proprietary. The Company also maintains proprietary economic and historical financial databases. The InfoVest business has developed and owns systems to provide and transmit information to its customers, and to maintain customer billing and other administrative records. The Company protects its proprietary information with standard secrecy agreements.

     Dial/Data and Track OnLine are registered service marks owned by the Company.

     AIQ has registered trademarks of StockExpert, MarketExpert, and TradingExpert as well as Opening Bell for its newsletter.


COMPETITION

     The Company competes with many other providers of electronically transmitted financial information. The Company competes in its varied service offerings to varying extents through price and quality of service.

     The Company offers its MarkeTrack-MX, MarkeTrack-NT, OpTrack and TOG in a highly competitive market in which it competes with other distributors of financial and business information, all of whom have substantially greater financial resources. TDC competes, among other things, on the basis of the quality and reliability of its data, the speed of delivery, and on the flexibility of its services. In the equity, options and futures trading segments, and the investment management segment, TDC's competitors include Bloomberg Financial, Shark Information, owned by ADP, and Bridge Data. To a lesser degree, these TDC services compete with ADP Financial, ILX, a Thomson Financial Services company, and Quotron, a Reuters company, who dominate the retail brokerage market segment. There can be no assurance that TDC will not encounter increased competition in the future, which could limit the Company's ability to maintain or increase its market share or maintain its margins, and which could have a material adverse effect on TDC's business, financial condition or operating results.

     Competitors to the Dial/Data service include Interactive Data Corp., The Dow Jones Retrieval Service, Compuserve, Telescan, and Commodity Systems, Inc. The Company competes in this market based on price and on the quality and reliability of its data, the extent and breadth of historical information, ease of access and price, and the negotiation of agreements with vendors that provide commission arrangements they find attractive. Some of the Company's competitors provide both software and data services. The Company competes with such full service providers by attempting to enter into agreements with vendors of superior software.

     The Track OnLine service competes with several relatively well established companies including, Data Broadcasting Corporation and Bonneville/Market/Ensign 5. Competition is based on price and on the interactivity and other features that are offered to customers. The Company believes that its prices are competitive, and that other features of its service compare favorably with competitive offerings.

     Competitors to the InfoVest service include OneSource Inc., PC Plus, DAIS, IDD Tradeline, Compuserve Institutional and FactSet. The market is dominated by FactSet. The Company competes in this market based on the flexibility and reliability of its services.

     Competitors of AIQ include Equis International (MetaStock), Omega Research (SuperCharts), Windows on Wall Street, and many others. Generally, these competitors' products can be classified as "charting" packages. They concentrate their resources on general charting (graphical) and stock market back-testing capabilities, rather than the pre-programmed market analysis offered by the AIQ products. Due to this approach, which tends to be less support intensive, they compete at a lower price range of between $250 and $450 per unit, as compared to AIQ Systems which sells its most popular software product, "Trading Expert," for $695.


RESEARCH  AND  DEVELOPMENT

     The Company has not made significant expenditures for research and development, although expenditures were incurred to continue to update the service offerings for each of the Company's services based on customer requests and the Company's knowledge of the marketplace and competition.


EMPLOYEES

     The Company employed approximately 250 persons on a full time basis as of
December  31,  1996.    The  Company  believes  that its relationship with its
employees  is  satisfactory.


ITEM  2.    PROPERTIES

     The Company's corporate headquarters are located at 56 Pine Street, New York, New York. The Company maintains office space and data centers at locations in New York, NY, Brooklyn, NY and Chicago, IL that are leased from family partnerships controlled by Barry Hertz, the Company's Chairman and Chief Executive Officer. The aggregate annual rental of approximately 75,000 square feet is approximately $1,065,000. The Chicago lease, comprising $180,000 of such annual rent expires in 2004, while the other leases expire in 1997. The Company believes that the terms of these leases are at least as favorable to it as terms which it would have obtained in a comparable transaction with unaffiliated persons.

     The Company also maintains sales offices leased from unaffiliated entities in Los Angeles, CA, San Francisco, CA, Boston, MA, Incline Village, NV, Philadelphia, PA, Dallas, TX, Minneapolis, MN and Toronto and Montreal, Canada with aggregate annual rentals of $242,000 expiring at various dates through 2002. The Company also maintains a full service office in London, England under leases for annual rentals of $133,000 expiring in 1999.


ITEM  3.    LEGAL  PROCEEDINGS

     There is no material litigation pending to which the Company is a party or of which any of its property is the subject.


ITEM  4.    SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     The  following  matters  were  voted  on  at  the November 7, 1996 Annual
Meeting  of  Stockholders.    The  total  shares  voted  were  13,898,583.





                                                                 BROKER
                         FOR         AGAINST  ABSTAIN  WITHHELD  NONVOTES
                         ----------  -------  -------  --------  ---------

ELECTION OF DIRECTORS:
E. Bruce Fredrikson      13,849,733                      48,850
Barry Hertz              13,848,733                      49,850
Martin Kaye              13,849,733                      48,850
Morton Mackof            13,849,733                      48,850
Alan Schnelwar           13,849,733                      48,850
Todd Solomon             13,849,733                      48,850
Jack Spiegelman          13,849,733                      48,850
Stanley Stern            13,849,733                      48,850

1996 STOCK OPTION PLAN   12,694,818  134,331   23,640            1,045,794

APPOINTMENT OF AUDITORS  13,861,083   22,500   15,000

                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock and Redeemable Warrants are quoted on the Nasdaq National Market System under the symbols "TRAC" and "TRACW," respectively. On February 28, 1997, there were 72 stockholders of record of the Company's Common Stock, and 13 holders of record of the Redeemable Warrants based on information provided by the Company's transfer agent. Virtually all of the Company's publicly held shares are held in "street name" and the Company believes the actual number of beneficial holders of its Common Stock to be approximately 1,400.

     The following tables set forth the high and low sales prices for the Company's Common Stock and Redeemable Warrants, as reported on Nasdaq NMS.


             COMMON  STOCK   REDEEMABLE WARRANTS
               SALE  PRICE   SALE  PRICE
               -----------   -----------


                HIGH   LOW    HIGH   LOW
                -----  -----  -----  -----
1995
--------------
First Quarter   6-1/8      3      1    3/8
Second Quarter  5-3/8  2-7/8  1-1/2   5/16
Third Quarter   6-1/4  4-5/8  1-5/8  1-1/4
Fourth Quarter  6-1/2  4-1/4  1-3/4    7/8

1996
--------------
First Quarter   5-3/8  3-1/2  1-1/4    5/8
Second Quarter      5  2-1/2    7/8    1/8
Third Quarter   3-1/8  1-1/4   5/16    1/8
Fourth Quarter  1-3/4      1   5/32   1/32




Dividends

     The Company has never paid dividends on its Common Stock and does not anticipate that it will do so in the foreseeable future. The future payment of dividends, if any, on the Common Stock is within the discretion of the Board of Directors and will depend on the Company's earnings, its capital requirements and financial condition and other relevant factors. Prior to the Merger, Track paid dividends to its sole stockholder.

ITEM  6.    SELECTED  FINANCIAL  DATA

                                                                (In thousands)





YEAR ENDED DECEMBER 31,                            1996      1995      1994      1993      1992
                                                --------  --------  --------  --------  -------

SERVICE FEES AND REVENUE                        $47,138   $44,524   $40,594   $33,896   $29,218
                                                --------  --------  --------  --------  -------

OPERATING COSTS AND EXPENSES:
     Direct operating costs                      25,898    25,139    21,578    17,995    14,978
     Selling and administrative expenses         19,633    22,725    18,510    15,246    13,328
     Deferred compensation expense                  295     2,946       900         -         -
     Interest expense (net of interest income)      828       823       569       573       822
                                                --------  --------  --------  --------  -------

                    Total                        46,654    51,633    41,557    33,814    29,128
                                                --------  --------  --------  --------  -------

INCOME (LOSS) FROM OPERATIONS                       484    (7,109)     (963)       82        90

OTHER INCOME (EXPENSE)                              289       468        93       (40)      307
                                                --------  --------  --------  --------  -------

INCOME (LOSS) BEFORE INCOME TAXES AND
     EQUITY IN NET (LOSS) INCOME OF AFFILIATE       773    (6,641)     (870)       42       397

INCOME TAXES (BENEFIT)                              526      (708)      (62)      105        73
                                                --------  --------  --------  --------  -------

INCOME (LOSS) BEFORE EQUITY IN NET
     (LOSS) INCOME OF AFFILIATE                     247    (5,933)     (808)      (63)      324

EQUITY IN NET (LOSS) INCOME OF AFFILIATE           (184)      422        89       218       404
                                                --------  --------  --------  --------  -------

NET INCOME (LOSS)                               $    63   $(5,511)  $  (719)  $   155   $   728

NET INCOME (LOSS) PER SHARE                     $     -   $  (.40)  $  (.06)  $   .01   $   .06

WEIGHTED AVERAGE SHARES OUTSTANDING              14,622    13,911    12,849    12,240    12,240



DECEMBER 31,                                       1996      1995      1994      1993      1992
                                                --------  --------  --------  --------  -------


TOTAL ASSETS                                    $21,305   $26,250   $25,617   $16,601   $14,820
TOTAL LIABILITIES                                13,649    20,343    14,893    11,234    11,598
STOCKHOLDERS' EQUITY                              7,656     5,907    10,724     5,367     3,222

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

YEARS  ENDED  DECEMBER  31,  1996  AND  1995

     For the year ended December 31, 1996, the Company's revenues were $47,138,539, an increase of 6% over revenues for the similar period in 1995 of $44,523,762. The increase in revenues is primarily attributable to an increase in the subscriber base for the Company's Dial/Data service (23,542 in 1996 compared to 19,771 in 1995).

     Direct operating costs were $25,898,461 for the year ended December 31,1996 and $25,138,844 for the similar period in 1995, an increase of 3%. Direct operating costs as a percentage of revenues was 55% in 1996 and 56% in 1995. Direct operating costs include direct payroll, direct telecommunication costs, computer supplies, depreciation and equipment lease expense and the amortization of software development costs.

     Selling and administrative expenses were $19,632,953 and $22,724,632 in the years 1996 and 1995, respectively, a decrease of 14%. Selling and administrative expenses as a percentage of revenues was 42% in 1996 and 51% in 1995. The dollar and percentage decrease primarily reflects a charitable contribution expense of approximately $800,000 in 1995, a reduction of approximately $1,200,000 in salary expense for the Company's Chairman in 1996 as compared to 1995, reduced salaries and bonuses of $400,000, the write off of approximately $200,000 in Track Data (Japan) that closed operations during 1995 and operating expenses for the Japan offices and payroll in 1995 with no such expenses in 1996.

     The Company incurred deferred compensation expense of $294,893 in 1996 and $2,946,128 in 1995. This change relates to the Company's phantom stock plan which was discontinued as of March 31, 1996. The underlying 835,905 shares of the Company's common stock and 74,281 shares of Innodata Corporation common stock to which certain employees were vested were placed in a trust for the benefit of the participants. Accordingly, future changes in the market price of the respective stocks will not be reflected as changes in deferred compensation expense.

     Other income was $288,419 for the year ended December 31, 1996 and $468,145 for the year ended December 31, 1995. The income in 1995 and 1996 resulted principally from gains from Innodata Corporation common stock given as charitable contributions in 1995, and gains from Innodata shares given to the Company's Phantom Stock Plan Trust in 1996. The gain represents the difference between the carrying value of such securities and the market price at date of disposition.

     The income tax expense in the 1996 period of $525,969 is due principally to an increase in the Company's deferred tax valuation allowance. In 1995, the income tax benefit was lower than the federal statutory rate as the loss incurred by Track as an S corporation provided no corporate tax benefit.

     As a result of the above mentioned factors, the Company realized net income of $62,463 in 1996 compared to a loss of $5,511,278 in 1995, which included equity in the net loss of an affiliate of $184,355 in 1996 and equity in net income of that affiliate of $421,627 in 1995.

YEARS  ENDED  DECEMBER  31,  1995  AND  1994

     For the year ended December 31, 1995, the Company's revenues were $44,523,762, an increase of 10% over revenues for the similar period in 1994 of $40,594,191. The increase in revenue is primarily attributable to a significant increase in Dial/Data's subscriber base (19,771 in 1995 compared to 14,431 in 1994). The increase in the subscriber base reflects the general growth in the financial information market. Further, revenues contributed by the acquisition of the AIQ division and All-Quotes customers was approximately $1,700,000.

     Direct operating costs were $25,138,844 for the year ended December 31, 1995 and $21,578,501 for the similar period in 1994, an increase of 16% in 1995 from 1994, due principally to the increased subscriber base. Direct operating costs as a percentage of revenues was 56% in 1995 and 53% in 1994. The increase as a percentage of revenues is primarily attributable to increased programming salaries.

     Selling and administrative expenses were $22,724,632 and $18,509,639 for the years ended December 31, 1995 and 1994, respectively, an increase of 23%. Selling and administrative expenses as a percentage of revenues were 51% and 46% in 1995 and 1994, respectively. The dollar increase primarily reflects the additional expenses required to support the expansion of the Company's customer base, including additional personnel and the expansion of the sales and marketing efforts.

     The Company incurred deferred compensation expense of $2,946,128 and $900,522 in 1995 and 1994, respectively. These changes relate to the change in the value of the shares included in the Company's Phantom Stock Plan that was discontinued in 1996.

     Interest expense, net of interest income, was $823,134 and $568,748 in the years ended December 31, 1995 and 1994, respectively, resulting from increased borrowings in 1995.

     Other income was $468,145 for the year ended December 31, 1995 and $93,237 for the year ended December 31, 1994. The increase in income in 1995 resulted principally from gains in Innodata Corporation common stock given as charitable contributions.

     The Company incurred a net loss of $5,511,278 for the year ended December 31, 1995, and a net loss of $718,849 in 1994, which included equity in the net income of an affiliate of $421,627 in 1995 and $89,244 in 1994.


LIQUIDITY  AND  CAPITAL  RESOURCES

     During the years ended December 31, 1996 and 1995, cash provided by operating activities was $4,621,818 and $2,563,638, respectively. The increase was due principally to profitable operations in 1996. Cash flows used in investing activities was $1,735,251 and $4,118,555 for the years ended December 31, 1996 and 1995, respectively. Purchases of fixed assets decreased by approximately $900,000 in 1996 compared to 1995. The 1995 amount also includes the acquisition of the All-Quotes business. Cash used in financing activities was $4,788,756 and $1,546,981 for the years ended December 31, 1996 and 1995, respectively. The increase in 1996 is primarily due to a repayment of bank loans.

     The Company has a line of credit with a bank. The line is collateralized by the assets of the Company and is guaranteed by its principal stockholder. Interest is charged at 1.75% above the bank's prime rate and is due on demand. The Company may borrow up to 80% of eligible accounts receivable and is required to maintain a compensating balance of 10% of the outstanding loans. The Company did not meet this requirement from time to time during 1996. The line of credit is sufficient for the Company's cash requirements. There are no major capital expenditures anticipated beyond the normal replacement of equipment and additional equipment to meet increased customer demand.

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

INFLATION  AND  SEASONALITY

          To date, inflation has not had a significant impact on the Company's
operations.   The Company's services are generally terminable by its customers
at-will.    The  Company's  revenues  are  not  affected  by  seasonality.

ITEM  8.  FINANCIAL  STATEMENTS

                         INDEX TO FINANCIAL STATEMENTS





                                                                           PAGE
                                                                           ----------------

TRACK DATA CORPORATION AND SUBSIDIARIES

Independent Auditors' Reports                                              II-7, II-8, II-9

Consolidated Balance Sheets as of December 31, 1996 and 1995               II-10

Consolidated Statements of Operations for the three years ended            II-11
December 31, 1996, 1995 and 1994

Consolidated Statements of Stockholders' Equity for the three years ended  II-12
December 31, 1996, 1995 and 1994

Consolidated Statements of Cash Flows for the three years ended            II-13
December 31, 1996, 1995 and 1994

Notes to Consolidated Financial Statements                                 II-14-24


INNODATA CORPORATION AND SUBSIDIARIES - SIGNIFICANT SUBSIDIARY

Independent Auditors' Report                                               II-25

Consolidated Balance Sheets as of December 31, 1996 and 1995               II-26

Consolidated Statements of Operations for the three years ended            II-27
December 31, 1996

Consolidated Statements of Stockholders' Equity for the three years ended  II-28
December 31, 1996

Consolidated Statements of Cash Flows for the three years ended            II-29
December 31, 1996

Notes to Consolidated Financial Statements                                 II-30-39

                         INDEPENDENT AUDITORS' REPORT



Board  of  Directors  and  Stockholders
     Track  Data  Corporation


We have audited the accompanying consolidated balance sheets of Track Data Corporation and subsidiaries (the "Company") as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Track Data Corporation and subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

We previously audited and reported on the balance sheet of Global Market Information, Inc. as of December 31, 1994 and the related consolidated statements of earnings, stockholders' equity and cash flows for the year then ended, prior to their restatement for the 1996 merger described in Note A of the consolidated financial statements. The contribution of Global Market Information, Inc. to 1994 revenues represented 21.9 percent of the respective restated total. Separate financial statements of the other merged company included in the 1994 restated consolidated statements of earnings, stockholders' equity and cash flows were audited by another independent auditor whose report was dated March 27, 1995.

We also have audited the combination of the accompanying consolidated statements of earnings, stockholders' equity and cash flows for the year ended December 31, 1994, after restatement for the 1996 merger; in our opinion, such consolidated statements have been properly combined on the basis described in Note A of the notes to the consolidated financial statements.



Grant  Thornton  LLP
Melville,  New  York
February  28,  1997

                         INDEPENDENT AUDITORS' REPORT



Board  of  Directors  and  Stockholder
     Track  Data  Corporation


We have audited the consolidated balance sheet of Track Data Corporation and subsidiaries as of December 31, 1994, and the related consolidated statements of operations, stockholder's equity and cash flows for the year then ended, prior to their restatement for the merger described in Note A of the consolidated financial statements. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of Track Data (Japan) Limited, a 79% owned subsidiary, or Global Market Information, Inc., a 45% owned subsidiary, which statements reflect total assets and revenues constituting 38.5 percent and 14 percent, respectively, of the related consolidated totals. Those statements were audited by other auditors whose reports have been furnished to us and our opinion, insofar as it relates to the amounts included for Track Data (Japan) Limited and Global Market Information, Inc. is based solely on the reports of the other auditors.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of the other auditors provides a reasonable basis for our opinion.

In our opinion, based on our report and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Track Data Corporation and subsidiaries as of December 31, 1994, and the consolidated results of their operations and their consolidated cash flows for the year then ended in conformity with generally accepted accounting principles, prior to their restatement for the merger described in Note A of the consolidated financial statements.


Richard  A.  Eisner  &  Company  LLP
New  York,  New  York
March  27,  1995

                         INDEPENDENT AUDITORS' REPORT



Board  of  Directors  and  Stockholders
     Track  Data  (Japan),  Ltd.


We have audited the accompanying balance sheet of Track Data (Japan), Ltd. (the "Company") as of December 31, 1994, and the related statements of operations and accumulated deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 1994, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.






Deloitte  Touche  Tohmatsu
Tokyo,  Japan
February  17,  1995

                    TRACK DATA CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                          DECEMBER 31, 1996 AND 1995





                                                                                         1996          1995
                                                                                  ------------  ------------

ASSETS

CASH AND EQUIVALENTS                                                              $    63,482   $ 2,004,827

ACCOUNTS RECEIVABLE - (net of allowance for doubtful accounts of
     $148,000 in 1996 and 1995)  (Note A)                                           1,596,628     2,122,605

FIXED ASSETS - at cost (net of accumulated depreciation) (Notes A, B and I)         9,561,083     9,092,324

SOFTWARE - at cost (net of  accumulated amortization of $5,319,478 in 1996
     and $5,209,839 in 1995)  (Note A)                                                296,543       393,208

DATABASE COSTS - at cost (net of accumulated amortization of $808,342 in
     1996 and $646,634 in 1995)  (Note A)                                             808,880       970,450

INVESTMENT IN AFFILIATE  (Notes A, C and J)                                         2,577,662     2,705,155

MARKETABLE EQUITY SECURITIES                                                                -       324,979

DUE FROM RELATED PARTIES  (Note D)                                                    878,084     2,609,078

 EXCESS OF COST OVER NET ASSETS ACQUIRED (Notes A and F)                            3,581,029     3,892,951

NET DEFERRED INCOME TAX ASSETS  (Notes A and H)                                       511,450     1,037,419

OTHER ASSETS                                                                        1,430,514     1,097,368
                                                                                  ------------  ------------

TOTAL                                                                             $21,305,355   $26,250,364
                                                                                  ============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
     Accounts payable and accrued expenses                                        $ 4,258,944   $ 4,574,138
     Note payable - bank  (Note E)                                                  2,787,082     4,444,451
     Acquisition notes payable  (Note F)                                              208,333       458,333
     Notes payable - other  (Note G)                                                1,486,950     1,545,222
     Capital lease obligations  (Note I)                                            4,185,017     4,528,312
     Deferred compensation payable  (Note J)                                                -     3,877,571
     Unearned revenues  (Note A)                                                      213,662       321,574
     Other liabilities  (Notes M and N)                                               509,216       593,549
                                                                                  ------------  ------------

                    Total liabilities                                              13,649,204    20,343,150
                                                                                  ------------  ------------

COMMITMENTS AND CONTINGENCIES  (Notes I and M)

STOCKHOLDERS' EQUITY (Notes A, D, J, K and L)
     Common stock - $.01 par value; 30,000,000 shares authorized; issued and
          outstanding - 14,782,552 shares in 1996 and 13,976,967 shares in 1995       147,826       139,770
     Additional paid-in capital                                                    13,915,989     9,958,640
     Unrealized gain on available-for-sale securities                                       -       174,801
     Foreign currency translation adjustment                                           44,085        59,517
     Deficit                                                                       (6,451,749)   (4,425,514)
                                                                                  ------------  ------------

                    Total stockholders' equity                                      7,656,151     5,907,214
                                                                                  ------------  ------------

TOTAL                                                                             $21,305,355   $26,250,364
                                                                                  ============  ============

See  notes  to  consolidated  financial  statements

                    TRACK DATA CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994





                                                                             1996          1995          1994
                                                                      ------------  ------------  ------------

SERVICE FEES AND REVENUE  (Note A)                                    $47,138,539   $44,523,762   $40,594,191
                                                                      ------------  ------------  ------------

OPERATING COSTS AND EXPENSES:
     Direct operating costs                                            25,898,461    25,138,844    21,578,501
     Selling and administrative expenses                               19,632,953    22,724,632    18,509,639
     Deferred compensation expense  (Note J)                              294,893     2,946,128       900,522
     Interest expense (net of interest income of $148,788, $252,224
          and $139,814 in 1996, 1995 and 1994,  respectively)             827,864       823,134       568,748
                                                                      ------------  ------------  ------------

                      Total                                            46,654,171    51,632,738    41,557,410
                                                                      ------------  ------------  ------------

INCOME (LOSS) FROM OPERATIONS                                             484,368    (7,108,976)     (963,219)
                                                                      ------------  ------------  ------------

OTHER INCOME:
     Gain on securities                                                   288,419       452,518        20,638
     Other                                                                      -        15,627        72,599
                                                                      ------------  ------------

                                                                          288,419       468,145        93,237
                                                                      ------------  ------------  ------------

INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY
     IN NET (LOSS) INCOME OF AFFILIATE                                    772,787    (6,640,831)     (869,982)

INCOME TAXES (BENEFIT) (Notes A and H)                                    525,969      (707,926)      (61,889)
                                                                      ------------  ------------  ------------

INCOME (LOSS) BEFORE EQUITY IN NET (LOSS)
     INCOME OF AFFILIATE                                                  246,818    (5,932,905)     (808,093)

EQUITY IN NET (LOSS) INCOME OF AFFILIATE (Notes A and C)                 (184,355)      421,627        89,244
                                                                      ------------  ------------  ------------

NET INCOME (LOSS)                                                     $    62,463   $(5,511,278)  $  (718,849)
                                                                      ============  ============  ============

NET INCOME (LOSS) PER SHARE (Note A)                                  $         -   $      (.40)  $      (.06)
                                                                      ============  ============  ============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                          14,622,000    13,911,000    12,849,000
                                                                      ============  ============  ============

See  notes  to  consolidated  financial  statements

                    TRACK DATA CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994





                                                                                UNREALIZED
                                                                                GAIN ON       FOREIGN
                                                                  ADDITIONAL    AVAILABLE-    CURRENCY       RETAINED
                                                       COMMON     PAID-IN       FOR-SALE      TRANSLATION    EARNINGS
                                                       STOCK      CAPITAL       SECURITIES    ADJUSTMENT        (DEFICIT)
                                                       ---------  ------------  ------------  -------------  ------------

BALANCE, JANUARY 1, 1994                               $122,402   $ 2,849,241                 $     91,089   $ 2,304,613

     Sale of common stock and redeemable
          warrants in public offering                    13,800     5,530,536

     Issuance of common stock as partial
          acquisition cost for AIQ                        2,033       647,967

     Issuance of common stock to Company
           pension plan                                     400       249,600

     Foreign currency translation adjustment                                                        18,766

     Unrealized gain on available-for-sale securities                           $   112,230

     Dividend paid to Track sole stockholder                                                                    (500,000)

     Net loss                                                                                                   (718,849)
                                                       ---------  ------------  ------------  -------------  ------------

BALANCE, DECEMBER 31, 1994                              138,635     9,277,344       112,230        109,855     1,085,764

     Issuance of common stock to Company
          pension plan                                      200       104,800

     Contribution of common stock to charity              1,000       599,000

     Purchase and retirement of treasury stock              (65)      (22,504)

     Foreign currency translation adjustment                                                       (50,338)

     Unrealized gain on available-for-sale securities                                62,571

     Net loss                                                                                                 (5,511,278)
                                                       ---------  ------------  ------------  -------------  ------------

BALANCE, DECEMBER 31, 1995                              139,770     9,958,640       174,801         59,517    (4,425,514)

     Issuance of common stock to Trust in
         satisfaction of Track phantom stock
         plan obligation                                  8,359     3,836,703

     Issuance of common stock in satisfaction
         of bonus obligation                                624       233,377

     Purchase and retirement of treasury stock             (927)     (112,731)

     Foreign currency translation adjustment                                                       (15,432)

     Dividend paid to Track sole stockholder                                                                  (2,088,698)

     Realized gain on transfer of affiliate shares
         to Trust                                                                  (174,801)

     Net income                                                                                                   62,463
                                                       ---------  ------------  ------------  -------------  ------------

BALANCE, DECEMBER 31, 1996                             $147,826   $13,915,989   $         -   $     44,085   $(6,451,749)
                                                       =========  ============  ============  =============  ============

See  notes  to  consolidated  financial  statements

                    TRACK DATA CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994





                                                                                 1996          1995          1994
                                                                          ------------  ------------  ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                    $    62,463   $(5,511,278)  $  (718,849)
     Adjustments to reconcile net income (loss) to net cash provided by operating activities:
          Depreciation and amortization                                     3,507,217     4,242,335     3,909,389
          Minority interest in net (loss) income of subsidiary                  5,263         9,549          (519)
          Equity in net loss (income) of affiliate                            184,355      (421,627)      (89,244)
          Deferred compensation                                               294,893     2,946,128       900,522
          Profit sharing and charitable contributions paid in stock                 -       889,983       292,030
          Gain on contribution of stock of affiliate                                -       (95,851)       18,464
          Gain on sale of marketable securities                              (335,340)     (283,804)            -
          Gain in market value of securities                                   46,922       (50,432)      (83,665)
          Loss on investment in Track Data Japan                                    -       179,976             -
          Write-down of amounts due from related parties                      200,000       400,000       591,903
          Deferred taxes                                                      525,969      (731,919)     (135,500)
          Provision for doubtful accounts                                           -       450,000       (41,617)
          Changes in operating assets and liabilities:
                Accounts receivable                                           525,977      (374,532)     (681,715)
                Other assets                                                 (146,213)      385,737      (399,781)
                Accounts payable and accrued expenses                         (81,194)      664,212       870,611
                Other liabilities                                            (168,494)     (134,839)      (44,792)
                                                                          ------------  ------------  ------------

                    Net cash provided by operating activities               4,621,818     2,563,638     4,387,237
                                                                          ------------  ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of fixed assets                                               ( 946,384)   (1,869,330)   (2,058,757)
     Repayment of related party loans                                         770,661     1,883,233       365,690
     Loans to related parties                                              (1,426,497)   (2,598,321)   (1,567,216)
     Loans to others                                                          (25,450)       84,148      (100,000)
     Proceeds from sale of marketable securities                                    -       557,297             -
     Purchase of marketable securities                                        (76,931)            -             -
     Purchase of shares of affiliate                                          (30,650)            -             -
     Acquisition costs                                                              -    (2,175,582)     (788,729)
                                                                          ------------  ------------  ------------

                    Net cash used in investing activities                  (1,735,251)   (4,118,555)   (4,149,012)
                                                                          ------------  ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments under capital lease obligations                              (2,756,554)   (2,348,426)     (927,723)
     Net (payments) proceeds from note payable to bank                     (1,657,369)      841,254       719,510
     Net proceeds (payments) on notes payable - other                          38,757       103,174      (547,835)
     Net (payments) proceeds on loans from employee savings program           (49,932)      129,586        78,495
     Dividend to Track sole stockholder                                             -             -      (500,000)
     Proceeds from issuance of common stock                                         -             -     5,544,336
     Payments of acquisition notes                                           (250,000)     (250,000)            -
     Purchase of treasury stock                                              (113,658)      (22,569)            -
                                                                          ------------  ------------  ------------

                    Net cash (used in) provided by financing activities    (4,788,756)   (1,546,981)    4,366,783
                                                                          ------------  ------------  ------------

EFFECT OF EXCHANGE RATE DIFFERENCES ON CASH                                   (39,156)      (48,407)       18,766
                                                                          ------------  ------------  ------------

NET (DECREASE) INCREASE IN CASH AND EQUIVALENTS                            (1,941,345)   (3,150,305)    4,623,774

CASH AND EQUIVALENTS, BEGINNING OF YEAR                                     2,004,827     5,155,132       531,358
                                                                          ------------  ------------  ------------

CASH AND EQUIVALENTS, END OF YEAR                                         $    63,482   $ 2,004,827   $ 5,155,132
                                                                          ============  ============  ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid for:   Interest                                            $   898,285   $   992,620   $   665,510
                              Income taxes                                     31,629       139,963        63,065

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
     FINANCING ACTIVITIES:
     Equipment acquisitions financed by capital leases                    $ 2,401,001   $ 3,531,746   $ 1,906,919
     Payment of dividend by distribution of related party receivables       2,088,698             -             -

See  notes  to  consolidated  financial  statements



                    TRACK DATA CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

A.          THE  COMPANY  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION--Track Data Corporation ("TDC") and its subsidiaries (the "Company") provide sophisticated market information services to the investment community under continuing contracts, and lease dedicated communication lines to customers which link such customers to databases on a real-time basis. The Company, like other entities involved in businesses similar to leasing, uses a non-classified balance sheet because such presentation appropriately reflects the Company's operations. Its operating cycle is not the conventional one-year period.

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

For accounting purposes the Merger has been treated as a combination of entities under common control similar to a pooling-of-interests. Accordingly, the historical financial position and results of operations of Track and Global have been combined for all periods presented.

PRINCIPLES OF CONSOLIDATION--The consolidated financial statements of the Company include the accounts of TDC and its 63 percent-owned subsidiary, Fast Track Systems, Inc. All significant intercompany transactions and accounts have been eliminated in consolidation.

FIXED ASSETS--Fixed assets are depreciated on a straight-line basis over their estimated useful lives which are as follows:





                          ESTIMATED USEFUL LIVES
CATEGORY                               (in years)

Equipment                                    3-10
Furniture and fixtures                         10
Transportation equipment                        4



Leasehold improvements are amortized on a straight-line basis over the respective lease term or estimated useful life, whichever is less.

SOFTWARE AND DATABASE COSTS--Costs of internally developed software are capitalized from the time technological feasibility has been established and are amortized at the greater of the ratio that current gross revenues bear to the total of current and anticipated future gross revenues or the straight-line method, generally five years. Other software costs are amortized on a straight-line basis over their estimated useful lives, generally five years. Database costs are amortized on a straight-line basis over their estimated useful lives of ten years. Management assesses the recoverability of its software development and database costs based principally upon a comparison of the carrying value of the asset to the undiscounted expected future cash flows to be generated by the asset, plus estimated salvage value less any applicable costs. If management concludes that the asset is impaired, its carrying value is adjusted to its fair value.

EXCESS OF COST OVER NET ASSETS ACQUIRED--The unamortized excess of the purchase price of acquired businesses over the fair value of net assets on the dates of acquisition amounts to $3,581,029 and $3,892,951, net of accumulated amortization of $812,877 and $604,924 as of December 31, 1996 and 1995, respectively. The unamortized excess is being amortized on the straight-line basis over ten to fifteen years. Management assesses the recoverability of the remaining unamortized costs based principally upon a comparison of the carrying value of the asset to the undiscounted expected future cash flows to be generated by the asset. If management concludes that the asset is impaired, its carrying value is adjusted to its net realizable value.

REVENUE RECOGNITION--The Company recognizes revenue as services are performed. Billings in advance of services provided are recorded as unearned revenues. All other revenues collected in advance of services are deferred until services are rendered.

FOREIGN CURRENCY TRANSLATION--The Company has several divisions which operate in foreign countries for which the functional currency is not U.S. dollars. Balance sheet accounts are translated at the exchange rates in effect at December 31, 1996 and 1995, and the income statement accounts are translated at the weighted average rates prevailing during the years ended December 31, 1996, 1995 and 1994. Unrealized foreign exchange gains and losses resulting from this translation are included as a separate component of stockholders' equity.

INCOME TAXES--Through the date of the Merger, Track had elected to be treated as an S Corporation. As a result, federal and certain state income taxes attributable to the earnings of Track were payable by Track's stockholder rather than the Corporation. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future. Such deferred income tax asset and liability computations are based on enacted tax laws and rates applicable to periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense (benefit) is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities. Deferred taxes have been provided for temporary differences between financial and tax reporting.

INVESTMENT IN AFFILIATE--The Company's investment in Innodata Corporation ("Innodata"), a publicly traded company, whose Chairman is also the Chairman of the Company, is accounted for using the equity method under which the Company's share of the affiliate's earnings (or losses) is included in its results of operations. Innodata performs data entry, coding, indexing and abstracting services tailored to customer requirements.

STATEMENTS OF CASH FLOWS--For financial statement purposes (including cash flows), the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

USE  OF  ESTIMATES--In  preparing  financial  statements  in  conformity  with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the
reporting  period.    Actual  results  could  differ  from  those  estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS--The Company has estimated the fair value of financial instruments using available market information and other valuation methodologies in accordance with SFAS No. 107, "Disclosures About Fair Value of Financial Instruments." Management of the Company believes that the fair value of financial instruments, consisting of accounts receivable and payable, notes payable and capital lease obligations, approximate carrying value due to the short payment terms associated with its accounts receivable and payable and the interest rates associated with its notes payable and capital lease obligations.

NET (LOSS) INCOME PER SHARE--Net (loss) income per share is based on the weighted average number of shares outstanding during each period. The effect of outstanding options and warrants on the net (loss) income per share was not material in 1996 and anti-dilutive in 1995 and 1994.

B.          FIXED  ASSETS

Fixed  assets  consist  of  the  following  at  December  31,  1996  and 1995:





                                      1996         1995

Equipment                      $28,691,021  $25,653,188
Telephone system                   589,084      499,334
Furniture and fixtures             903,821      823,387
Transportation equipment           105,980      114,434
Leasehold improvements           1,947,461    1,791,766
                               -----------  -----------

                                32,237,367   28,882,109
Less accumulated depreciation
     and amortization           22,676,284   19,789,785
                               -----------  -----------

Fixed assets - net             $ 9,561,083  $ 9,092,324
                               ===========  ===========




Equipment financed by capital leases has a net carrying value of $6,445,636 and $5,862,828 at December 31, 1996 and 1995, respectively. Depreciation and amortization expense (including assets held under capital leases) for the years ended December 31, 1996, 1995 and 1994 was $2,883,841, $2,947,250 and
$2,976,892,  respectively.

C.          INVESTMENT  IN  AFFILIATE

As discussed in Note A, the Company has an equity interest in Innodata of 28%, 28% and 29% at December 31, 1996, 1995 and 1994, respectively, which is carried at the Company's equity in the underlying net assets.

Summarized  information  for  Innodata  is  as  follows:





                          1996          1995         1994

Total assets       $12,416,296   $12,538,694  $10,077,049
Total liabilities    2,938,825     2,791,039    1,747,448
Revenues            20,536,448    20,767,405   14,344,914
Net (loss) income     (602,498)    1,511,388      306,824



The Company's equity in the net (loss) income of Innodata for the years ended December 31, 1996, 1995 and 1994 was $(184,355), $421,627 and $89,244,
respectively.

D.          DUE  FROM  RELATED  PARTIES

The  amounts  due  from  related  parties  consist  of:





                                             1996        1995

Majority stockholder  (a)(e)             $ 69,529  $1,507,131
Hertz Investors Group I  (a)(d)            11,150      10,502
Hertz Investors Group II (b)(d)(e)        116,317     265,142
Hertz Investors Group III (b)(d)(e)             -     399,269
Newsware Inc. (net of allowance of
     $600,000 and $400,000 in 1996 and
     1995, respectively) (c)(d)           660,338     232,914
Track Leasing (a)(d)(e)                    20,393     192,663
Other                                         357       1,457
                                         --------  ----------

Total                                    $878,084  $2,609,078
                                         ========  ==========


(a)          Noninterest-bearing  and  unsecured.
(b)          Bears  interest  at  2.5%  and  is  unsecured.
(c) Consists of several loans bearing interest from 4% to one percent above the prime rate and are unsecured.
(d)          Related  by  ownership  controlled  by  the  Company's  Chairman.
(e) A dividend was declared on March 26, 1996 and was paid on that date by the assignment to the Company's then sole stockholder of amounts due to the Company.



TDC provides facilities management and other services to Newsware. Track provided such services to Newsware without charge in 1996 and 1995. Such services have an estimated value of $100,000.

Interest income recognized on amounts due from related parties was $96,175, $107,700 and $52,547 for the years ended December 31, 1996, 1995 and 1994, respectively.

E.          NOTE  PAYABLE  -  BANK

The note payable - bank bears interest at 1.75% above the bank's prime rate (8.25% at December 31, 1996) and is due on demand. The note is collateralized by substantially all of the Company's assets and is guaranteed by its principal stockholder. The Company may borrow up to 80% of eligible accounts receivable and is required to maintain a compensating cash balance of not less than 10% of the outstanding loan obligation. At December 31, 1996 and at times during the year, the Company did not meet these requirements. These requirements were waived by the bank for the year ended December 31, 1996.

F.          ACQUISITIONS

On October 17, 1994, the Company acquired certain assets of AIQ Systems Incorporated ("AIQ"), an unaffiliated corporation. AIQ develops financial investment software for individual and professional users. The purchase price consisted of $750,000 cash, three-year subordinated notes in the principal amount of $750,000, payable in 36 equal monthly installments of $20,833 plus interest at prime, and 203,304 restricted shares of the Company's common stock with piggy-back registration rights valued at approximately $650,000. The acquisition was treated as a purchase for accounting purposes. The assets acquired consist principally of certain fixed assets and the excess of cost over net assets acquired, which is being amortized on a straight-line basis over 15 years. Amortization expense in 1996, 1995 and 1994 was $141,132, $141,132 and $23,522, respectively.

On October 13, 1994, the Company agreed to manage the financial information service business of All-Quotes, Inc. ("AQ") and on January 9, 1995 acquired this business. The Company provides its Track OnLine service to the former AQ customers. The aggregate consideration was $1,800,000 in cash and $200,000 payable to certain affiliates of AQ for non-compete agreements. The acquisition was treated as a purchase for accounting purposes. The assets acquired consist principally of the excess of cost over net assets acquired, which is being amortized on a straight-line basis over 15 years. Amortization expense was $180,656 for each of the years ended December 31, 1996 and 1995.

G.          NOTES  PAYABLE  -  OTHER

Notes  payable - other consist of the following at December 31, 1996 and 1995:





                       1996        1995

Related parties  $  896,712  $  993,744
Other               590,238     551,478
                 ----------  ----------

Total            $1,486,950  $1,545,222
                 ==========  ==========



RELATED PARTIES--The loans payable to related parties (i) are due to various individuals and entities related by ownership controlled by the Company's Chairman, (ii) are unsecured and (iii) bear interest at rates ranging from 6 to 9 percent per annum.

Notes  payable  to  related  parties  are  scheduled  to  mature  as  follows:





Year ending December 31,
------------------------
1997                      $ 52,294
1998                        57,200
1999                        62,565
2000                        68,434
2001                        74,854
Thereafter                 581,365
                          --------

Total                     $896,712
                          ========



Interest expense on amounts due to related parties was $82,985, $89,147 and $94,847 for the years ended December 31, 1996, 1995 and 1994, respectively.

OTHER--Notes payable - other (i) are due on demand, (ii) bear interest at rates ranging from 9 to 10 percent per annum, and (iii) approximately $140,000 is guaranteed by the Company's Chairman.

H.          INCOME  TAXES

The  components  of  the  provision  for  income  taxes  are  as  follows:





                                1996       1995       1994
Federal:
     Current                $      -  $       -   $      -
     Deferred                447,000   (350,000)   (57,000)
                            --------  ----------  ---------

     Total federal           447,000   (350,000)   (57,000)
                            --------  ----------  ---------

State and local:
     Current                       -     23,993     73,611
     Deferred                 78,969   (381,919)   (78,500)
                            --------  ----------  ---------

     Total state and local    78,969   (357,926)    (4,889)
                            --------  ----------  ---------

Provision for (benefit
     from) income taxes     $525,969  $(707,926)  $(61,889)
                            ========  ==========  =========




Reconciliation of the U.S. statutory rate with the Company's effective tax rate is summarized as follows:





                                                       1996     1995      1994

Federal statutory rate                                 34.0%   (34.0)%  (34.0)%

Income (losses) not subject to Federal income taxes
  (taxes were payable by stockholder)                 (20.7)    27.7     22.8

Utilization of net operating loss carryforward        (15.2)       -        -

Increase in valuation allowance                        88.5        -        -

Losses for which no tax benefit was available             -        -      4.7

Other                                                   2.8     (5.0)    (1.4)
                                                      ------   ------   ------

Effective rate                                         89.4%  (11.3) %   (7.9) %
                                                      ======  ========  ========





The  components  of  the  Company's  net  deferred  taxes  are  as  follows:





                                                                   1996         1995
Deferred tax assets:
   Net operating loss carryforwards                         $   810,635   $  986,000
   Deferred compensation                                      1,491,539      298,573
   Other (principally reserves for uncollectible accounts)      517,654       73,156
                                                            ------------  -----------
                                                              2,819,828    1,357,729
   Less valuation allowance                                   1,000,000            -
                                                                          -----------
                                                              1,819,828    1,357,729
                                                            ------------  -----------
Deferred tax liabilities:
   Unrealized gain on Innodata shares                           (70,890)           -
   Accelerated depreciation for tax                            (742,288)     (76,310)
   Excess of book basis over cost of
      investment in affiliate                                  (143,590)     (40,000)
   Amortization of software and database costs
      deducted for tax, not for financial reporting            (351,610)    (204,000)
                                                            ------------  -----------

                                                             (1,308,378)    (320,310)
                                                            ------------  -----------

Net deferred tax asset                                      $   511,450   $1,037,419
                                                            ============  ===========





The valuation allowance in 1996 reduces total deferred tax assets to an amount management believes will likely be realized. As of December 31, 1996, the Company has net operating loss carryforwards for Federal income tax purposes totaling approximately $2,000,000 which expire $200,000 in 2007; $650,000 in 2008; $150,000 in 2009; and $1,000,000 in 2010. These net operating losses may  be  limited  to  annual  use  based  on  IRS  regulations.

I.          COMMITMENTS  AND  CONTINGENCIES

The Company is obligated under various lease agreements covering office space and computer equipment. The lease agreements for office space contain escalation clauses based principally on increases in real estate taxes, building maintenance and utility costs. A summary of such commitments as of December 31, 1996 follows:






                                                OPERATING
                                                LEASES
                                    ----------------------------------

YEAR ENDING                         OFFICE      COMPUTER                CAPITAL
DECEMBER 31,                        SPACE       EQUIPMENT   TOTAL       LEASES

1997                                $1,055,830  $1,218,976  $2,274,806  $2,890,841
1998                                   507,091     530,488   1,037,579   1,246,072
1999                                   448,974     232,614     681,588     504,555
2000                                   355,346           -     355,346           -
2001                                   387,180           -     387,180           -
Thereafter                             491,320           -     491,320           -
                                    ----------  ----------  ----------

Total                               $3,245,741  $1,982,078  $5,227,819   4,641,468
                                    ==========  ==========  ==========

Less amounts representing interest                                         456,451
                                                                        ----------

Capital lease obligations                                               $4,185,017
                                                                        ==========




Rent expense for the years ended December 31, 1996, 1995 and 1994 amounted to $1,613,846, $1,589,347 and $1,512,292 for office space and $1,943,633,
$2,547,965  and  $2,647,705  for  computer  equipment,  respectively.

The Company leases its office facilities in Brooklyn, Manhattan and Chicago from limited partnerships owned by the Company's principal stockholder and members of his family. These leases provide for TDC to pay aggregate rentals, excluding escalation charges, of $508,000 through August 1997 and annual rentals of $181,500 through February 2004. Other rentals, presently on a month-to-month basis, aggregate approximately $1,000,000 per annum. The Company also guarantees the partnerships' mortgages on two of these premises, having an unpaid balance of $2,887,000 at December 31, 1996. Certain financial covenants required in a mortgage with an outstanding balance of approximately $2,100,000 have not been met. The partnership and the Company intend to renegotiate the terms of the mortgage. The Company paid these partnerships aggregate rent of $1,190,245 and $1,188,465 for the years ended December 31, 1996 and 1995.

J.          DEFERRED  COMPENSATION  PLAN

Track had a deferred compensation plan pursuant to which certain employees are entitled to payments after termination of their employment. The plan was based on these employees having phantom stock units in Track. As the phantom stock units included a certain ownership in Global and Innodata, two publicly traded subsidiaries of Track, in 1994 management amended the plan to provide for the employees, at their option, to elect to receive a portion of their Track vested phantom units in a certain number of shares of Global and Innodata. At December 31, 1994, the aggregate fair value of such benefit was $886,944. In March 1995, 6,460 of such shares were distributed to a participant.

In December 1995, the Board of Directors agreed to satisfy all obligations to participants under the phantom stock plan by committing to pay upon termination of employment 729,600 shares of Global, in addition to the aforementioned shares of Innodata and Global. Accordingly, at December 31,
1995 the fair value of these shares was recorded as deferred compensation expense of $3,100,800 to recognize the obligation to participants at the quoted market price on that date. These shares were placed in a trust as of March 31, 1996 in accordance with terms of the Merger.

K.          CAPITAL  STOCK

COMMON STOCK--In August 1994, the Company sold, pursuant to a public offering, 1,380,000 shares of its common stock at $5.00 per share and 1,380,000 warrants ("Redeemable Warrants") at $.125 per warrant and realized net proceeds from the offering, after all expenses, of approximately $5,544,000. Until August 10, 1997, the holders may exchange two Redeemable Warrants for one share of common stock upon payment of $6.00 per share. No fractional shares will be issued. The warrants are redeemable by the Company at $.01 per warrant on 30 days' written notice provided the average closing bid and asked quotations of the common stock exceed $7.75 per share for 20 trading days within a period of 25 consecutive trading days ending on the third trading day prior to the date of the notice of redemption.

In connection with the offering, the Company sold to the underwriter for nominal consideration warrants to purchase up to 120,000 shares of common stock at $7.625 per share and 120,000 warrants at $.20 per warrant for a
period  of  four  years  commencing  August  10,  1995.    The  warrants  are
substantially identical to the Redeemable Warrants, except they are not redeemable. The underwriter warrants contain piggy-back registration rights through August 10, 2000 with respect to the underlying securities and a one-time demand registration right through August 10, 1999 at the Company's expense.

PREFERRED STOCK--The Company is authorized to issue up to 1,000,000 shares of $.01 par value preferred stock. The Board of Directors is authorized to fix the terms, rights, preferences and limitations of the preferred stock and to issue the preferred stock in series which differ as to their relative terms, rights, preferences and limitations. No preferred shares have been issued.

COMMON STOCK RESERVED--At December 31, 1996, the Company reserved for issuance 2,845,000 shares of its common stock as follows: (a) 1,875,000 shares pursuant to the Company's Stock Option Plans and options issued which were not granted under the plans; (b) 690,000 shares upon conversion of Redeemable Warrants;
(c) 180,000 shares issuable upon exercise of underwriter's warrants; and (d) 100,000 shares issuable upon exercise of consultant's warrants.

L.          STOCK  OPTIONS  AND  WARRANTS

STOCK OPTIONS--The Company adopted, with stockholder approval, the 1994, 1995 and 1996 Stock Option Plans (the "1994 Plan," "1995 Plan," "1995 DD Plan" and the "1996 Plan") which provide for the granting of options to purchase not more than an aggregate of 300,000, 500,000, 50,000 and 800,000 shares of common stock, respectively, subject to adjustment under certain circumstances. Such options may be incentive stock options ("ISOs") within the meaning of the Internal Revenue Code of 1986, as amended, or options that do not qualify as ISOs ("Non-Qualified Options").

The option exercise price per share for a Non-Qualified Option may not be less than 85% of the fair market value per share of common stock on the date of grant and for an ISO may not be less than the fair market value per share of common stock on the date of grant (110% of such fair market value for an ISO, if the grantee owns stock possessing more than 10% of the combined voting power of all classes of the Company's stock). Options may be granted under the Stock Option Plan to all officers, directors and employees of the Company and, in addition, Non-Qualified Options may be granted to other parties who perform services for the Company. No options may be granted under the 1994 Plan after March 31, 2004, under the 1995 Plan and 1995 DD Plan after May 15, 2005, and under the 1996 Plan after July 8, 2006.

The Stock Option Plans may be amended from time to time by the Board of Directors of the Company. However, the Board of Directors may not, without stockholder approval, amend the Stock Option Plans to increase the number of shares of common stock which may be issued under the Stock Option Plans (except upon changes in capitalization as specified in the Stock Option
Plans), decrease the minimum exercise price provided in the Plans or change the class of persons eligible to participate in the Plans.

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock Based Compensation." Accordingly, no compensation expense has been recognized for stock options granted to employees. Had compensation cost for the Company's stock option grants been determined based on the fair value at the grant date for awards in 1996 and 1995 consistent with the provisions of SFAS No. 123, the Company's net income (loss) and income (loss) per share would have been changed to the pro forma amounts as follows: the loss would have been
$(207,232),  or  $(.01)  per  share,  in  1996 and $(5,727,190), or $(.41) per share, in 1995. The fair value of options at date of grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions: an expected life of four years; risk free interest rate of 6.4% in 1996 and of 6.2% in 1995; expected volatility of 25%; and a zero dividend yield. The effects of applying SFAS No. 123 in this proforma disclosure are not indicative of future disclosures. SFAS No. 123 does not apply to awards prior to 1995.





                                                    WEIGHTED-
                                                    AVERAGE      WEIGHTED-                WEIGHTED-   FAIR
                    PER SHARE                       REMAINING    AVERAGE                  AVERAGE     VALUE
                    RANGE OF          NUMBER        CONTRACTUAL  EXERCISE    NUMBER       EXERCISE    DATE OF
                    EXERCISE PRICES   OUTSTANDING   LIFE         PRICE       EXERCISABLE  PRICE       GRANT
                    ----------------  ------------  -----------  ----------  -----------  ----------  --------

Balance 1/1/94                                -0-
Granted and
   balance
   12/31/94         $  4.75 - 5.0625      488,750             4  $     5.00       81,250  $     5.00
                                                                             ===========
       Canceled     $           5.00      (44,334)            4  $     5.00
       Repriced     $    4.75 - 5.00     (362,416)
       Repriced     $           3.00      362,416             4  $     3.00                           $    .76
       Granted      $    5.00 - 6.00       75,000             5  $     5.13                           $   1.60
                                      ------------

Balance 12/31/95    $           3.00      362,416             3  $     3.00      202,746  $     3.00
                    $    5.00 - 6.00      157,000             4  $     5.09       37,000  $     5.30
                                      ------------
                                          519,416                                239,746
                                                                             ===========

       Canceled     $    2.00 - 5.00      (59,166)            4  $     3.33
       Granted and
          repriced  $    1.50 - 2.00      570,900             5  $     1.94                           $    .50
                                      ------------

Balance 12/31/96    $    1.50 - 3.00      896,150             4  $     2.35      614,311  $     2.44
                    $    5.00 - 6.00      135,000             3  $     5.10       71,666  $     5.17
                                                                             -----------
                                        1,031,150                                685,977
                                      ============                           ===========




The options have a term of five years. No options have been exercised to date. The above table includes options to purchase 280,000 shares which were not granted pursuant to any plan, but contain the same conditions as those provided in the Plans.

WARRANTS--In August 1995, the Company entered into a financial consulting arrangement pursuant to which the consultant is to assist the Company for a two-year period in merger and acquisition transactions and developing financial strategies and plans. The consultant was granted warrants to purchase 100,000 shares of the Company's common stock at $6.00 per share, exercisable commencing April 1996 and expiring on December 31, 1997. The warrants contain demand and piggyback registration rights after April 1996.

M.          RETIREMENT  PLAN  AND  CONTRIBUTIONS

RETIREMENT  PLAN--The  Company has a profit sharing plan which qualifies under
Section 401(k) of the Internal Revenue Code. The plan covers substantially all employees who have completed six months of service. Company contributions to the plan are discretionary and vest at a rate of 20% after three years of service, and 20% each year thereafter until employees are fully vested after 7 years. The accrued contribution at December 31, 1996 is $72,000 and is included in accounts payable. Contributions to the plan for the years ended
December  31,  1996,  1995  and  1994  were  $72,000,  $132,317  and $234,531, respectively.

During the year ended December 31, 1994, the Company contributed 40,000 shares of its common stock and 30,000 shares of Innodata common stock to the plan. In February 1995, the Company contributed 20,000 shares of its common stock to the plan in satisfaction of a portion of its 1994 obligation.

CONTRIBUTIONS--In 1995, the Company made a charitable contribution of 100,000 shares of common stock of the Company and 50,000 shares of common stock of Innodata.

N.          EMPLOYEE  SAVINGS  PLAN

The Company has an employee savings plan under which employees may make deposits to the savings plan and receive interest at the prime rate. Amounts due to employees under the plan aggregated $233,364 at December 31, 1996 and are included in other liabilities.

INDEPENDENT  AUDITORS'  REPORT



Board  of  Directors  and  Stockholders
Innodata  Corporation
Brooklyn,  New  York


We have audited the accompanying consolidated balance sheets of Innodata Corporation and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Innodata Corporation and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.



Margolin,  Winer  &  Evens  LLP
Garden  City,  New  York
March  14,  1997

                     INNODATA CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                          DECEMBER 31, 1996 AND 1995





                                                                                  1996          1995
                                                                           ------------  ------------
ASSETS

CURRENT ASSETS:
  Cash and equivalents                                                     $ 2,097,193   $ 1,566,654
  Accounts receivable-net of allowance for doubtful accounts of $140,000
       in 1996 and $175,000 in 1995 (Note 10)                                3,718,283     5,057,028
  Short-term investments (Note 2)                                                    -     1,259,784
  Prepaid expenses and other current assets                                  1,130,510       638,101
  Deferred income taxes (Notes 1 and 4)                                        220,000        72,000
                                                                           ------------  ------------

               TOTAL CURRENT ASSETS                                          7,165,986     8,593,567

FIXED ASSETS-NET (NOTES 1 AND 3)                                             3,617,939     2,965,596

GOODWILL (NOTES 1 AND 5)                                                     1,159,946       782,270

OTHER ASSETS                                                                   472,425       197,261
                                                                           ------------  ------------

TOTAL                                                                      $12,416,296   $12,538,694
                                                                           ============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt (Notes 5 and 6)                        $   208,298   $    87,500
  Accounts payable and accrued expenses                                      1,279,519       813,565
  Accrued salaries and wages                                                   625,479       524,488
  Taxes, other than income taxes                                               278,569       194,112
  Income taxes payable (Notes 1 and 4)                                               -       726,194
                                                                           ------------  ------------

               TOTAL CURRENT LIABILITIES                                     2,391,865     2,345,859
                                                                           ------------  ------------

LONG-TERM DEBT, LESS CURRENT PORTION (NOTES 5 AND 6)                           195,960        92,180
                                                                           ------------  ------------

DEFERRED INCOME TAXES (NOTES 1 AND 4)                                          351,000       353,000
                                                                           ------------  ------------

COMMITMENTS AND CONTINGENT LIABILITIES (NOTES 7, 8 AND 9)

STOCKHOLDERS' EQUITY (NOTES 2, 5, 8 AND 9):
  Common stock, $.01 par value-authorized 20,000,000 shares;
     issued 4,565,210 shares in 1996 and 4,477,273 shares in 1995               45,652        44,773
  Additional paid-in capital                                                 8,824,696     8,497,453
  Unrealized loss on available-for-sale securities                                   -        (4,192)
  Retained earnings                                                            751,000     1,353,498
                                                                           ------------  ------------

                                                                             9,621,348     9,891,532
  Less: treasury stock - at cost; 41,500 shares                               (143,877)     (143,877)
                                                                           ------------  ------------

               TOTAL STOCKHOLDERS' EQUITY                                    9,477,471     9,747,655
                                                                           ------------  ------------

TOTAL                                                                      $12,416,296   $12,538,694
                                                                           ============  ============

 See  notes  to  consolidated  financial  statements

                     INNODATA CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994






                                                                1996          1995          1994
                                                         ------------  ------------  ------------

REVENUES (NOTE 10)                                       $20,536,448   $20,767,405   $14,344,914
                                                         ------------  ------------  ------------

OPERATING COSTS AND EXPENSES
     Direct operating costs                               16,783,595    14,044,067    10,764,658
     Costs resulting from project termination (Note 11)            -             -       393,195
     Selling and administrative expenses                   4,799,739     4,344,793     2,834,534
     Interest expense                                         36,383        18,476         7,392
     Interest income                                        (123,771)     (151,319)     (160,689)
                                                         ------------  ------------  ------------

                    TOTAL                                 21,495,946    18,256,017    13,839,090
                                                         ------------  ------------  ------------

(LOSS) INCOME BEFORE PROVISION FOR INCOME TAXES             (959,498)    2,511,388       505,824

(BENEFIT) PROVISION FOR INCOME TAXES (NOTES 1 AND 4)        (357,000)    1,000,000       199,000
                                                         ------------  ------------  ------------

NET (LOSS) INCOME                                        $  (602,498)  $ 1,511,388   $   306,824
                                                         ============  ============  ============

(LOSS) INCOME PER SHARE (NOTE 1)                         $      (.13)  $       .32   $       .07
                                                         ============  ============  ============

 See  notes  to  consolidated  financial  statements

                     INNODATA CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994





                                   ---COMMON STOCK---  ADDITIONAL   UNREALIZED
                                   ------------------  PAID-IN      LOSS ON       RETAINED      TREASURY
                                   SHARES     AMOUNT   CAPITAL      SECURITIES    EARNINGS      STOCK
                                   ---------  -------  -----------  ------------  ------------  ----------

JANUARY 1, 1994                    4,210,000  $42,100  $ 6,984,445  $         -   $   850,967   $       -

  Net income                               -        -            -            -       306,824           -

  Unrealized loss on
    available-for-sale
    securities                             -        -            -      (56,735)            -           -

  Payment of 5%
    stock dividend                   210,509    2,105    1,313,576            -    (1,315,681)          -

  Issuance of common stock
    as partial acquisition cost       56,764      568      199,432            -             -           -
                                   ---------  -------  -----------  ------------  ------------  ----------

DECEMBER 31, 1994                  4,477,273   44,773    8,497,453      (56,735)     (157,890)          -

  Net income                               -        -            -            -     1,511,388           -

  Unrealized gain on
    available-for-sale
    securities                             -        -            -       52,543             -           -

  Purchase of treasury stock               -        -            -            -             -    (143,877)
                                   ---------  -------  -----------  ------------  ------------  ----------
DECEMBER 31, 1995                  4,477,273   44,773    8,497,453       (4,192)    1,353,498    (143,877)

  Net loss                                 -        -            -            -      (602,498)          -

  Issuance of common stock
    upon exercise of stock
    options                           22,937      229       65,539            -             -           -

  Issuance of common stock
    as partial acquisition costs      65,000      650      193,303            -             -           -

  Warrant costs for
    consulting arrangement                 -        -       68,401            -             -           -

  Redemption of available-
     for-sale securities                   -        -            -        4,192             -           -
                                   ---------  -------  -----------  ------------  ------------  ----------

DECEMBER 31, 1996                  4,565,210  $45,652  $ 8,824,696  $         -   $   751,000   $(143,877)
                                   =========  =======  ===========  ============  ============  ==========








                                   TOTAL
                                   -----------

JANUARY 1, 1994                    $7,877,512

  Net income                          306,824

  Unrealized loss on
    available-for-sale
    securities                        (56,735)

  Payment of 5%
    stock dividend                          -

  Issuance of common stock
    as partial acquisition cost       200,000
                                   -----------

DECEMBER 31, 1994                   8,327,601

  Net income                        1,511,388

  Unrealized gain on
    available-for-sale
    securities                         52,543

  Purchase of treasury stock         (143,877)
                                   -----------

DECEMBER 31, 1995                   9,747,655

  Net loss                           (602,498)

  Issuance of common stock
    upon exercise of stock
    options                            65,768

  Issuance of common stock
    as partial acquisition costs      193,953

  Warrant costs for
    consulting arrangement             68,401

  Redemption of available-
     for-sale securities                4,192
                                   -----------

DECEMBER 31, 1996                  $9,477,471
                                   ===========


 See  notes  to  consolidated  financial  statements

                     INNODATA CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994





                                                                     1996          1995          1994
                                                              ------------  ------------  ------------

OPERATING ACTIVITIES:
  Net (loss) income                                           $  (602,498)  $ 1,511,388   $   306,824
  Adjustments to reconcile net (loss) income to net
    cash provided by operating activities:
    Depreciation and amortization                               1,372,731       972,669       717,300
    Deferred income taxes                                        (150,000)      240,000        41,000
    Changes in operating assets and liabilities:
      Accounts receivable                                       1,380,498    (2,299,781)     (696,539)
      Prepaid expenses and other current assets                  (479,251)     (462,274)      137,572
      Other assets                                               (271,413)      (46,957)     (115,782)
      Accounts payable and accrued expenses                       187,764      (103,117)      313,990
      Accrued salaries and wages                                  100,991       211,029       119,409
      Taxes, other than income taxes                               84,457        93,727        30,997
      Income taxes payable                                       (726,194)      537,938        42,004
                                                              ------------  ------------  ------------

         Net cash provided by operating activities                897,085       654,622       896,775
                                                              ------------  ------------  ------------

INVESTING ACTIVITIES:
  Expenditures for fixed assets                                (1,231,273)   (1,193,973)     (773,485)
  Payments in connection with acquisitions                       (410,646)            -      (527,270)
  Short-term investments                                        1,240,000             -             -
                                                              ------------  ------------  ------------

        Net cash used in investing activities                    (401,919)   (1,193,973)   (1,300,755)
                                                              ------------  ------------  ------------

FINANCING ACTIVITIES:
  Proceeds from borrowings                                        626,014             -             -
  Proceeds from exercise of stock options                          65,768             -             -
  Purchase of treasury stock                                            -      (143,877)            -
  Payments of borrowings                                         (656,409)     (111,986)     (234,686)
  Redemption of preferred stock                                         -        (2,000)            -
                                                              ------------  ------------  ------------

         Net cash provided by (used in) financing activities       35,373      (257,863)     (234,686)
                                                              ------------  ------------  ------------

INCREASE (DECREASE) IN CASH AND EQUIVALENTS                       530,539      (797,214)     (638,666)
CASH AND EQUIVALENTS, BEGINNING OF YEAR                         1,566,654     2,363,868     3,002,534
                                                              ------------  ------------  ------------

CASH AND EQUIVALENTS, END OF YEAR                             $ 2,097,193   $ 1,566,654   $ 2,363,868
                                                              ============  ============  ============

SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION
  Cash paid during the year for:
    Interest                                                  $    35,238   $    14,963   $     6,253
                                                              ============  ============  ============

    Income taxes                                              $   922,789   $   222,062   $   116,000
                                                              ============  ============  ============


 See  notes  to  consolidated  financial  statements

INNODATA  CORPORATION  AND  SUBSIDIARIES
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
YEARS  ENDED  DECEMBER  31,  1996,  1995  AND  1994
---------------------------------------------------


1.           SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

     BUSINESS AND BASIS OF PRESENTATION - Innodata Corporation and subsidiaries (the "Company") performs data entry, data conversion, scanning, imaging and document management systems, indexing and abstracting, and typesetting and composition services tailored to customer requirements. The Company also offers medical transcription services to health care providers. The Company's services are principally performed in production facilities located in the Philippines, Sri Lanka and the United States. The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All intercompany transactions and balances
have  been  eliminated  in  consolidation.    Track  Data  Corporation  owns
approximately  28%  of  the  Company  and  shares  certain  management.

     The financial statements have been prepared in conformity with generally accepted accounting principles, which requires the use of management's estimates.

     REVENUE RECOGNITION - Revenue is recognized in the period in which the service is performed. The Company's typesetting and composition service projects are generally performed over four to six month periods. Revenues from these projects are recognized using the percentage of completion method.

     WORK-IN-PROCESS - Work-in-process, included in other current assets, consists of actual labor and certain other costs incurred for uncompleted and unbilled projects.

     FOREIGN CURRENCY - The functional currency for the Company's production operations located in the Philippines and Sri Lanka is U.S. dollars. As such, transactions denominated in Philippine pesos and Sri Lanka rupees were translated to U.S. dollars at rates which approximate those in effect on transaction dates. Monetary assets and liabilities denominated in foreign currencies at December 31, 1996 and 1995 were translated at the exchange rate in effect as of those dates. Exchange gains and losses resulting from these transactions were immaterial. In addition, the Company periodically enters into contracts to purchase foreign currency as a hedge against a portion of its foreign production costs. Gains and losses resulting from these contracts are included as a component of the related transactions.

     CASH AND EQUIVALENTS - For financial statement purposes (including cash flows), the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. During 1996, the Company leased equipment under capital leases for approximately $237,000. Supplemental disclosure of non-cash investing and financing activities is as follows:





                                                 1996    1995        1994

Acquisition costs                           $ 563,771   $   -  $1,027,270
Notes issued                                        -       -    (300,000)
Common stock issued                          (153,125)      -    (200,000)
                                            ----------  -----  -----------

  Payments in connection with acquisitions  $ 410,646       -  $  527,270
                                            ==========  =====  ===========


     DEPRECIATION - Depreciation is provided on the straight-line method over the estimated useful lives of the related assets which are as follows:





                        ESTIMATED USEFUL
CATEGORY                LIVES

Equipment                      3-5 years
Furniture and fixtures          10 years




     Leasehold improvements are amortized on the straight-line basis over the shorter of their estimated useful lives or the lives of the leases.

     INCOME TAXES - Deferred taxes are determined based on the difference between the financial statement and tax basis of assets and liabilities, using enacted tax rates, as well as any net operating loss or tax credit carryforwards expected to reduce taxes payable in future years.

     GOODWILL - Goodwill arising from acquisition costs exceeding net assets acquired is being amortized on a straight-line basis over a 15 year period. Management assesses the recoverability of the remaining unamortized costs based principally upon a comparison of the carrying value of the asset to the undiscounted expected future cash flows to be generated by the asset whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If management concludes that the asset is impaired, its carrying value is adjusted to its net realizable value.

     ACCOUNTING FOR STOCK-BASED COMPENSATION - The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," which became effective in 1996. As permitted by SFAS No. 123, the Company has elected to continue to account for employee stock options under APB No. 25, "Accounting for Stock Issued to Employees."

     FAIR VALUE OF FINANCIAL INSTRUMENTS - The Company has estimated the fair value of financial instruments using available market information and other valuation methodologies in accordance with SFAS No. 107, "Disclosures About Fair Value of Financial Instruments." Management of the Company believes that the fair value of financial instruments for which estimated fair value has not been specifically presented is not materially different than the related carrying value. Determinations of fair value are based on subjective data and significant judgment relating to timing of payments and collections and the amounts to be realized. Different assumptions and/or estimation methodologies might have a material effect on the fair value estimates. Accordingly, the estimates of fair value are not necessarily indicative of the amounts the Company would realize in a current market exchange.

     (LOSS) INCOME PER SHARE - (Loss) income per share is computed based on the weighted average number of shares outstanding. In 1995, pursuant to the modified treasury stock calculation method, the calculation includes the effects of the assumed exercise of all outstanding options and warrants, the repurchase of 20% of the outstanding shares of the Company, and after giving effect to assumed interest earned on the net proceeds from the exercise and repurchase. The number of common and common equivalent shares utilized in the per share computations were 4,509,588, 5,456,266 and 4,425,239 in 1996, 1995 and 1994, respectively. Outstanding options and warrants were not considered in 1996 and 1994 as they would have been antidilutive in 1996 and were not dilutive in 1994.

2.          SHORT-TERM  INVESTMENTS

     At  December 31, 1995, short-term investments consisted of corporate debt
securities  due  in  1996.    These  securities  were  classified  as
available-for-sale. At December 31, 1995, the fair market value of such securities was less than their net cost by approximately $4,000, and a valuation allowance was established as a reduction of stockholders' equity.

3.          FIXED  ASSETS

     Fixed assets, stated at cost less accumulated depreciation and amortization, consist of the following:





                                           DECEMBER 31,

                                     1996                      1995

Equipment                      $6,092,985                $4,401,308
Furniture and fixtures            375,465                   316,697
Leasehold improvements            401,987                   308,563
                               ----------                ----------

          Total                 6,870,437                 5,026,568

Less accumulated depreciation
     and amortization           3,252,498                 2,060,972
                               ----------                ----------

                               $3,617,939                $2,965,596
                               ==========                ==========




     As of December 31, 1996 and 1995, the net book value of fixed assets located at the Company's production facilities in the Philippines and Sri Lanka was approximately $1,513,000 and $1,476,000, respectively. In addition, equipment financed by capital leases has a net book value of $337,000 at December 31, 1996.

4.          INCOME  TAXES

     The significant components of the (benefit from) provision for income taxes are as follows:





                                                1996         1995      1994

Current income tax (benefit) expense:
     Foreign                               $       -   $   10,000  $ 60,000
     Federal                                (159,000)     535,000    69,000
     State and local                         (48,000)     215,000    29,000
                                           ----------  ----------  --------

                                            (207,000)     760,000   158,000

Deferred income tax (benefit) expense       (150,000)     240,000    41,000
                                           ----------  ----------  --------

(Benefit from) provision for income taxes  $(357,000)  $1,000,000  $199,000
                                           ==========  ==========  ========



     Reconciliation of the U.S. statutory rate with the Company's effective tax rate is summarized as follows:





                                                         1996   1995   1994

Federal statutory rate                                (34.0)%  34.0%  34.0%

Effect of:
     State income taxes (net of federal tax benefit)   (5.4)    6.1    3.8
     Other                                              2.2    (0.3)   1.5
                                                      -------  -----  -----

Effective rate                                        (37.2)%  39.8%  39.3%
                                                      =======  =====  =====



     As of December 31, 1996 and 1995, the composition of the Company's net deferred taxes is as follows:





                                                 1996        1995

Deferred income tax assets:
     Allowances not currently deductible  $   105,000   $  72,000
     Expenses not deductible until paid       115,000           -
     Net operating loss carryforward          700,000           -
                                          ------------  ----------

                                              920,000      72,000
                                          ------------  ----------

Deferred income tax liabilities:
     Foreign source income, not taxable
          unless repatriated                 (815,000)   (235,000)
     Depreciation and amortization           (236,000)   (118,000)
                                          ------------  ----------

                                           (1,051,000)   (353,000)
                                          ------------  ----------

Net deferred income tax liability         $  (131,000)  $(281,000)
                                          ============  ==========




     The Company's net operating loss carryforward of approximately $1,750,000 expires in 2011.

5.          ACQUISITIONS

     On December 1, 1994, the Company acquired certain assets of Engineering Images ("EI"), an unaffiliated partnership. EI is a provider of imaging and document management systems and scanning/conversion services. The purchase price consisted of $427,270 cash (including expenses of $27,270), three-year subordinated notes in the aggregate principal amount of $300,000 payable in 36 equal monthly installments commencing December 15, 1994 plus interest at the prime rate (8.25% at December 31, 1996), and 56,764 restricted shares of the Company's common stock with piggy-back registration rights valued at $200,000. The assets acquired consist principally of certain fixed assets and goodwill. The acquisition has been accounted for as a purchase and, accordingly, the results of operations of EI are included since the date of acquisition. Further, in January 1994, the Company acquired the medical transcription business of Statline, Inc. for approximately $100,000 cash, principally consisting of fixed assets.

     On January 2, 1996, the Company acquired certain assets of International Imaging, Inc. ("II"). II is located in Azusa, California and provides imaging and document management systems and scanning/conversion services. The purchase price consisted of $40,000 cash and 50,000 shares of the Company's restricted common stock. The Company also paid approximately $300,000 of II's outstanding lease obligations. II's revenues for the year ended December 31, 1995 were approximately $1,000,000.

6.          LONG-TERM  DEBT

     Long-term  debt  is  as  follows:





                                                 1996      1995
Equipment leases, at 9.6% to 13.5%           $365,846  $      -
Acquisition notes - subordinated, at prime     91,667   179,680
                                             --------  --------

                                              457,513   179,680
Less: deferred interest                        53,255         -
                                             --------  --------

Total                                         404,258   179,680
Less: current portion of long-term debt       208,298    87,500
                                             --------  --------

Long-term debt                               $195,960  $ 92,180
                                             ========  ========




     Aggregate  maturities  of  long-term  debt  are  as  follows:





1997  $236,855
1998   139,038
1999    55,458
2000    19,043
2001     7,119
      $457,513
      ========



7.          COMMITMENTS  AND  CONTINGENT  LIABILITIES

     LEASES - The Company is obligated under various operating lease agreements for office and production space. The agreements contain escalation clauses and requirements that the Company pay taxes, insurance and maintenance costs. The lease agreements for production space in the Philippines, which expire through 2001, contain provisions pursuant to which the Company may cancel the leases at any time. The annual rental for the leased space in the Philippines is approximately $500,000. For the years ended December 31, 1996, 1995 and 1994, rent expense totaled approximately $825,000, $500,000 and $408,000, respectively.

     At December 31, 1996, future minimum annual rental commitments on noncancellable leases are as follows:





1997  $314,000
1998   275,000
1999   275,000
2000    80,000
      --------

      $944,000
      ========



     EMPLOYMENT AGREEMENTS - The Company has an employment agreement with its President that expires on September 30, 1999, pursuant to which he receives annual compensation consisting of $231,000 plus a bonus of up to an additional 15% based upon performance criteria, and options to purchase 31,000 shares of the Company's common stock in each year of the agreement at the market price of the common stock at each date of grant. In addition, if certain performance criteria are achieved, he is eligible to receive, on an annual basis, options to purchase up to an additional 30,000 shares of common stock.

     Furthermore, if the President is employed on September 30, 1999 and the Company has met certain earnings criteria, as defined, for a period of 30 days ending October 30, 1999, he may "put" up to 400,000 shares of the Company's common stock owned by him, to the Company at $5.00 per share. If the "put" is exercised, payment is to be made in equal monthly installments over a three year period.

     OTHER COMMITMENTS - The Company has a commitment to purchase a perpetual license for certain production process software for cash totaling $190,000 and 35,000 shares of the Company's common stock. Payment is contingent upon the successful completion and testing of the software, expected to occur during
1997. In addition, the Company has contracts to purchase an aggregate of $1,500,000 of Philippine pesos on various dates through February 1997.

     The Company has entered into agreements to lease production facilities currently under construction in India. Upon completion of the facilities, the Company will be obligated to make payments aggregating approximately $150,000 per year for an initial term of five years.

     Employees at the Company's Manila facilities voted to join a union. The Company reached agreement in 1996 on a collective bargaining agreement which provides for approximately 10% wage increases per annum plus one-half of any government mandated increases for the five years ended March 31, 2001.

     PHILIPPINE PENSION REQUIREMENT - The Philippine government enacted legislation requiring businesses to provide a lump-sum pension payment to employees working at least five years and who are employed by the Company at age 60. Those eligible employees are to receive approximately 59% of one month's pay for each year of employment with the Company. The terms of the collective bargaining agreement provide benefits similar to the government. Based on actuarial assumptions and calculations in accordance with SFAS No. 87, "Employers' Accounting for Pensions," the liability for the future payment is insignificant at December 31, 1996. Under the legislation, the Company is not required to fund future costs, if any.

8.          CAPITAL  STOCK

     COMMON STOCK DIVIDEND - On August 9, 1994 the Board of Directors declared a 5% stock dividend to holders of record on August 25, 1994, payable on September 19, 1994. All share and per share information have been adjusted to reflect such dividend.

     COMMON STOCK AND REDEEMABLE WARRANTS - In August and September 1993 the Company sold pursuant to a public offering 1,610,000 shares (1,690,500 after dividend) of its common stock at $5.00 per share and 2,415,000 warrants ("Redeemable Warrants") at $.10 per warrant and realized net proceeds after all expenses of the offering of $6,752,585. From August 10, 1994 until August 9, 1997 the holders may exchange four Redeemable Warrants for 1.05 shares of common stock upon payment of $6.68 per whole share. No fractional shares will be issued. The warrants are redeemable by the Company at $.10 per warrant upon 30 days prior written notice, provided the closing bid price of the common stock equals or exceeds $9.50 per share for 20 trading days within a period of 30 consecutive trading days.

     In connection with the offering, the Company sold to the underwriter for nominal consideration warrants to purchase up to 147,887 shares of common stock at $7.81 per share and 210,000 warrants at $.157 per warrant to purchase 55,015 shares of common stock at $6.68 per share through August 9, 1998. The warrants are substantially identical to the Redeemable Warrants, except they
are  not  redeemable.    The  underwriter's  warrants  contain  piggy-back
registration rights for a period of seven years with respect to the underlying securities and a demand registration right for a period of five years for two registration filings, one of which is at the Company's expense.

     PREFERRED STOCK - The Board of Directors is authorized to fix the terms, rights, preferences and limitations of the preferred stock and to issue the preferred stock in series which differ as to their relative terms, rights, preferences and limitations. During 1995, the Company redeemed its Series A and Series B preferred stock for an aggregate consideration of $2,000.

     COMMON STOCK RESERVED - At December 31, 1996, the Company reserved for issuance 2,878,637 shares of its common stock as follows: (a) 1,728,063 shares pursuant to the Company's Stock Option Plans (including 21,000 options issued to the Company's Chairman which were not granted under the plans); (b) 632,672 shares upon conversion of Redeemable Warrants; (c) 202,902 shares issuable upon exercise of underwriter's warrants; and (d) 315,000 shares issuable upon exercise of warrants issued to consultants.

9.          STOCK  OPTIONS  AND  WARRANTS

STOCK  OPTIONS

     The Company adopted, with stockholder approval, 1993, 1994, 1995 and 1996 Stock Option Plans (the "1993 Plan," "1994 Plan," "1994 DD Plan," "1995 Plan" and the "1996 Plan") which provide for the granting of options to purchase not more than an aggregate of 262,500, 315,000, 52,500, 600,000 and 500,000 shares of common stock, respectively, subject to adjustment under certain circumstances. Such options may be incentive stock options ("ISOs") within the meaning of the Internal Revenue Code of 1986, as amended, or options that do not qualify as ISOs ("Non-Qualified Options").

     The option exercise price per share may not be less than the fair market value per share of common stock on the date of grant (110% of such fair market value for an ISO, if the grantee owns stock possessing more than 10% of the combined voting power of all classes of the Company's stock). Options may be granted under the Stock Option Plan to all officers, directors and employees of the Company and, in addition, Non-Qualified Options may be granted to other parties who perform services for the Company. No options may be granted under the 1993 Plan after April 30, 2003, under the 1994 Plan and 1994 DD Plan, after May 19, 2004, under the 1995 Plan, after May 16, 2005 and under the 1996 Plan, after July 8, 2006.

     The Plans may be amended from time to time by the Board of Directors of the Company. However, the Board of Directors may not, without stockholder approval, amend the Plans to increase the number of shares of common stock which may be issued under the Plans (except upon changes in capitalization as specified in the Plans), decrease the minimum exercise price provided in the Plans or change the class of persons eligible to participate in the Plans.

     The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock Based Compensation." Accordingly, no compensation expense has been recognized for stock options granted to employees. Had compensation cost for the Company's stock option grants been determined based on the fair value at the grant date for awards in 1996 and 1995 consistent with the provisions of SFAS No. 123, the Company's net loss would have been $(738,987), or $(.16) per share, in 1996 and net income would have been $1,496,341, or $.32 per share, in 1995. The fair value of options at date of grant was estimated using the Black-Scholes pricing model with the following weighted average assumptions: expected life of four years; risk free interest rate of 6.4% in 1996 and 6.2% in 1995; expected volatility of 40%; and a zero dividend yield. The effects of applying SFAS No. 123 in this disclosure are not indicative of future disclosures. SFAS No. 123 does not apply to awards prior to 1995.






                                                                                                  WEIGHTED
                                                  WEIGHTED                                        AVERAGE
                                                  AVERAGE      WEIGHTED                WEIGHTED   FAIR
                  PER SHARE                       REMAINING    AVERAGE                 AVERAGE    VALUE,
                  RANGE OF          NUMBER        CONTRACTUAL  EXERCISE   NUMBER       EXERCISE   DATE OF
                  EXERCISE PRICES   OUTSTANDING   LIFE         PRICE      EXERCISABLE  PRICE      GRANT
                  ----------------  ------------  -----------  ---------  -----------  ---------  ---------

Balance 1/1/94    $    4.76 - 7.38      262,763             4  $    5.15
       Canceled   $           4.76       (8,400)
       Repriced   $    4.76 - 7.38     (241,763)
       Repriced   $    2.63 - 3.01      199,763             3  $    2.86
       Repriced   $    4.33 - 5.63       42,000             3  $    5.31
       Granted    $    2.63 - 3.25      220,600             5  $    2.63
       Granted    $    4.20 - 5.95       78,000             5  $    4.73
                                    ------------

Balance 12/31/94  $    2.63 - 3.25      420,363             4  $    2.74
                  $    4.20 - 5.95      132,600             4  $    4.92
                                    ------------
                                        552,963                               143,791  $    3.66

       Canceled   $    2.63 - 4.63      (24,275)
       Granted    $    3.38 - 4.63      274,550             5  $    3.91                          $    1.57
                                    ------------

Balance 12/31/95  $    2.63 - 3.25      398,088             3  $    2.75
                  $    3.38 - 5.95      405,150             3  $    4.31
                                    ------------
                                        803,238                               360,295  $    3.46

       Canceled   $           3.01         (500)
       Granted    $    2.31 - 3.93       89,000             5  $    3.06                          $    1.22
       Exercised  $    2.63 - 3.01      (22,937)
                                    ------------

Balance 12/31/96  $    2.31 - 3.25      416,151             3  $    2.71      334,541  $    2.96
                  $    3.38 - 5.95      452,650             3  $    4.23      267,473  $    4.39
                                                                          -----------
                                        868,801                               602,014
                                    ============                          ===========




     The majority of options become exercisable one-third on each of the first three anniversary dates.

WARRANTS

     In February 1995, the Company entered into financial consulting arrangements with an entity and two individuals pursuant to which the consultants are to assist the Company for a two year period in merger and acquisition transactions and developing financial strategies and plans. Two of the consultants were granted warrants to purchase 150,000 and 50,000 shares, respectively, at $4.50 per share exercisable in 25% cumulative quarterly increments commencing April 1995 and expiring on December 31, 1997. Another consultant was granted warrants to purchase 65,000 shares at $4.00 per share exercisable in 25% cumulative increments commencing September 1, 1995 and expiring on December 31, 1997. All warrants contain demand and piggyback registration rights after the warrants first become exercisable.

     In addition, in connection with a consulting agreement on December 18, 1995, the Company issued a warrant to purchase 50,000 shares at a price of $3.8125 per share. The warrant is exercisable commencing December 18, 1996 and expires in 2000.

10.          REVENUES  AND  ACCOUNTS  RECEIVABLE

     During 1996, 1995 and 1994, one customer that is comprised of twelve affiliated companies, accounted for 24%, 29% and 37% (14% from one of the companies), of the Company's revenues, respectively. No other customer accounted for 10% or more of the Company's revenues. Further, in 1996, 1995 and 1994, export revenues, all of which were derived from European customers, accounted for 19%, 18% and 16%, respectively, of total revenues.

     A significant amount of the Company's revenues are derived from customers in the publishing industry. Accordingly, the Company's accounts receivable generally include significant amounts due from such customers.

11.          COSTS  RESULTING  FROM  PROJECT  TERMINATION

     Costs resulting from project termination represent the provision for expenses and losses that were attributable to the termination in 1994 of an unprofitable project that commenced in 1993.

12.          SUBSEQUENT  EVENT

     In January 1997, the Company entered into a revolving credit agreement with a bank providing for borrowings up to $1,000,000 for equipment purchases. The borrowings will convert to a term loan payable over a three year period commencing January 1998. During 1997 interest is payable at % over prime and interest has been fixed on the term loan at 10.1% per annum. In addition, the bank has provided a line of credit up to $2,000,000 based on eligible receivables, as defined. Interest is payable at % over prime. The line of credit is reviewed annually on June 30 and borrowings are collateralized by a lien on the assets of the Company.


13.          QUARTERLY  RESULTS  OF  OPERATIONS  (UNAUDITED)

Not  reviewed  by  independent  accountants.



                               (in thousands, except per share)

                              FIRST      SECOND   THIRD      FOURTH
                              QUARTER    QUARTER  QUARTER    QUARTER
1994

Revenues                      $  3,088   $ 3,414  $  3,702   $  4,141
Net (loss) income                 (355)      134       244        284
Net (loss) income per share   $   (.08)  $   .03  $    .06   $    .06

1995

Revenues                      $  4,442   $ 5,219  $  5,532   $  5,574
Net income                         316       372       408        415
Net income per share          $    .07   $   .08  $    .09   $    .08

1996

Revenues                      $  5,590   $ 5,250  $  4,951   $  4,745
Net income (loss)                  326        13      (405)      (536)
Net income (loss) per share   $    .07   $     -  $   (.09)  $   (.11)


ITEM  9.    CHANGE  IN  ACCOUNTANTS

None

                                   PART III

ITEM  10.    DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  REGISTRANT

OFFICERS  AND  DIRECTORS

     The  officers  and  directors  of  the  Company  are  as  follows:





NAME                 AGE  POSITION
-------------------  ---  ------------------------------------------------
Barry Hertz           47  Chairman of the Board, Chief Executive Officer

Alan Schnelwar        57  Senior Vice President and Director

Martin Kaye           49  Vice President - Finance, Secretary and Director

David Hubbard         39  Chief Technology Officer

E. Bruce Fredrikson   59  Director

Morton Mackof         49  Director

Todd Solomon          35  Director

Jack Spiegelman       58  Director

Stanley Stern         46  Director



     On March 31, 1996, Track Data Corporation ("Track") merged (the "Merger") into Global Market Information, Inc. ("Global"). Upon consummation of the merger the name Global was changed to Track Data Corporation ("TDC" or the "Company").

     BARRY HERTZ has served as the Company's Chairman and Chief Executive Officer since its inception. In April 1994 he was elected Secretary of the Company and served until August 1994. Mr. Hertz also founded Track in 1981. He was Track's sole owner and its Chief Executive Officer until its merger with Global. He holds a Masters degree in Computer Science from New York University (1973), and a B.S. degree in Mathematics from Brooklyn College
(1971). Mr. Hertz is also Chairman of Innodata Corporation ("Innodata"), a public company co-founded by Mr. Hertz, of which TDC is a principal stockholder and which is engaged in the data entry and conversion business.

     ALAN  SCHNELWAR  has  been  a  Vice  President  of Track in charge of the
Dial/Data service since 1988, and was elected President of the Company in August 1994. He served as President until March 1996 and became its Senior Vice President upon the Merger. He holds a B.S. degree in Civil Engineering from the City University of New York (1967).

     MARTIN KAYE has been Vice President-Finance and Director of the Company since April 1994. He was elected Secretary of the Company in August 1994. Mr. Kaye is a certified public accountant and has served as Chief Financial Officer of Innodata since October 1993 and was appointed as a Director in March 1995. He had been an audit partner with Deloitte & Touche LLP for more than five years until his resignation in 1993. Mr. Kaye holds a B.B.A. in accounting from Baruch College (1970).

     DAVID HUBBARD has served as Chief Technology Officer of Track and in predecessor positions for more than five years and as Chief Technology Officer of the Company since the Merger.

     DR. E. BRUCE FREDRIKSON has been a Director of the Company since June 1994. He is currently a professor of finance at Syracuse University School of Management where he has taught since 1966 and has previously served as chairman of the finance department. Dr. Fredrikson has a B.A. in economics from Princeton University and a M.B.A. and a Ph.D. in finance from Columbia University. He serves as director of Eagle Finance Corp., a company which acquires and services non-prime automobile installment sales contracts. He is also an independent general partner of Fiduciary Capital Partners, L.P. and Fiduciary Capital Pension Partners, L.P. He is also a director of Innodata.

     MORTON MACKOF has been a Director of the Company since April 1994 and became its President in March 1996 upon the Merger and resigned as President in November 1996. He was Executive Vice President of Track since February 1991 and was elected its President in December 1994. From 1986 to 1991, he was President of Medical Leasing of America, Inc. He holds a B.S. degree in electrical engineering from Rensselaer Polytechnic Institute (1970) and did graduate work in computer science. He is also a director of Innodata.

     TODD  SOLOMON  has  been  a Director of the Company since September 1994.
Mr. Solomon has also been President and a Director of Innodata since its founding in 1988. Since August 1995, Mr. Solomon has been the Chief Executive Officer of Innodata. Mr. Solomon holds an A.B. in history and physics from Columbia University (1986).

     JACK SPIEGELMAN has been a Director of the Company since April 1996. Since February 1996 he has been a registered representative of J. W. Charles Securities, Inc. and prior thereto for more than five years was a registered representative of Fahnestock & Company, Inc. Mr. Spiegelman holds a B.A. in economics from Brooklyn College (1963).

     STANLEY STERN has been a Director of the Company since April 1994 and became its Executive Vice President upon the Merger and resigned as Executive Vice President in December 1996. Mr. Stern has served as Chief Operating Officer of Track and in predecessor positions for more than five years. Mr. Stern holds a B.B.A. from Baruch College (1973). He is also a director of Innodata.

     First Hanover Securities, Inc., the underwriter of the Company's initial public offering, is entitled to designate one member of the Board of Directors for five years ending August 10, 1999. To date no such member has been designated. Directors are elected to serve until the next annual meeting of stockholders and until their successors are elected and qualified. Officers serve at the discretion of the Board. There are no family relationships among directors or officers.

EXECUTIVE  COMPENSATION

     The following table sets forth information with respect to compensation paid by the Company or its predecessors, Track and Global, for services to it during the three fiscal years ended December 31, 1996 to the Company's Chief Executive Officer and to the executive officers whose aggregate cash and cash equivalent compensation exceeded $100,000.

                          SUMMARY COMPENSATION TABLE





                                                                             NUMBER
                                                                             OF STOCK
                              FISCAL  ANNUAL                                 OPTIONS
NAME AND POSITION             YEAR    SALARY      BONUS          TOTAL       AWARDED
----------------------------  ------  ----------  --------       ----------  --------

Barry Hertz                     1996  $  350,000  $      -       $  350,000    40,000
Chairman, CEO                   1995   1,173,000         -        1,173,000   100,000  (A)
                                1994   1,535,600         -        1,535,600   100,000

Alan Schnelwar                  1996  $  165,000  $      -       $  165,000    25,500
Senior Vice President           1995     170,000         -          170,000    40,000  (A)
                                1994     140,000         -          140,000    40,000

Morton Mackof                   1996  $  277,000  $      -       $  277,000    30,000
President (B)                   1995     308,600   240,000  (C)     548,600     2,000  (A)
                                1994     272,740         -          272,740     2,000

Stanley Stern                   1996  $  173,990  $      -       $  173,990    10,000
Executive Vice President (B)    1995     181,600         -          181,600     2,000  (A)
                                1994     179,433         -          179,433     2,000

David Hubbard                   1996  $  149,450  $      -       $  149,450    12,500
Chief Technology Officer        1995     141,283         -          141,283     1,000  (A)
                                1994     151,983         -          151,983     1,000

(A)          Options  granted  in  1994  and  repriced  in  1995
(B)     Mssrs. Mackof and Stern resigned in November 1996 and December 1996, respectively.
(C)          Bonus  paid  by  issuance  of  60,000  shares  of the Company's common stock.



     The above table does not include certain insurance and other personal benefits, the total value of which does not exceed $50,000 or 10% of such person's cash compensation.

     Prior to the Merger, Mr. Hertz received compensation from Track, an S Corporation 100% owned by Mr. Hertz. In connection with the Merger, Mr. Hertz agreed to receive compensation of $350,000 for 1996 and 1997.


                       OPTION GRANTS IN LAST FISCAL YEAR
                               INDIVIDUAL GRANTS





                           PERCENT OF                             POTENTIAL REALIZED
                           TOTAL OPTIONS                          VALUE AT ASSUMED
                           GRANTED TO                             ANNUAL RATES OF
                NUMBER OF  EMPLOYEES                              STOCK APPRECIATION
                OPTIONS    IN FISCAL       EXERCISE  EXPIRATION   FOR OPTION TERM
NAME            GRANTED    YEAR            PRICE     DATE                          5%       10%
--------------  ---------  --------------  --------  -----------  -------------------  --------

Barry Hertz        40,000            7.0%            $      2.00              4/2001   $22,400   $37,200

Alan Schnelwar     25,500            4.5%            $      2.00              4/2001   $14,280   $23,715

Morton Mackof      30,000            5.3%            $      2.00              4/2001   $16,800   $27,900

Stanley Stern      10,000            1.8%            $      2.00              4/2001   $ 5,600   $ 9,300

David Hubbard      12,500            2.2%            $      2.00              4/2001   $ 7,000   $11,625





                AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR;
                         FISCAL YEAR END OPTION VALUES





                             NUMBER OF
                             UNEXERCISED        VALUE OF  UNEXERCISED IN-
                             OPTIONS AT FISCAL  THE-MONEY OPTIONS AT
                SHARES       YEAR END           FISCAL YEAR END
                ACQUIRED ON  EXERCISABLE/       EXERCISABLE/
NAME            EXERCISE     UNEXERCISABLE      UNEXERCISABLE
--------------  -----------  -----------------  --------------------------

Barry Hertz               -      86,667/53,333  $                    - /$-

Alan Schnelwar            -      39,666/25,834  $                    - /$-

Morton Mackof             -      17,000/15,000  $                    - /$-

Stanley Stern             -        7,000/5,000  $                    - /$-

David Hubbard             -        7,250/6,250  $                    - /$-



There are no employment agreements, stock appreciation rights or long-term incentive plans.

DIRECTORS  COMPENSATION

     Dr. Fredrikson and Mr. Spiegelman are compensated at the rate of $1,250 and $1,000 per month, respectively, plus out-of-pocket expenses for each
meeting  attended.    No  other  director  is  compensated for his services as
director.

     Messrs. Fredrikson and Spiegelman will each receive options to purchase 5,000 shares annually under the 1995 Disinterested Directors' Stock Option Plan as compensation for their services as administrators of the 1995 Stock Option Plan.

COMPENSATION  COMMITTEE  INTERLOCKS  AND  INSIDER  PARTICIPATION

     For the Company's fiscal year ended December 31, 1996, Messrs. Hertz, Mackof, Stern, Schnelwar and Kaye were officers of the Company and were members of the Board of Directors (there is no compensation committee). Mr. Hertz is Chairman of Innodata Corporation and Mr. Solomon, a director of the Company, is President and a director of Innodata Corporation. Mr. Kaye is chief financial officer and a director of Innodata Corporation. Messrs. Mackof and Stern are also directors of Innodata Corporation.

COMPLIANCE  WITH  SECTION  16(A)  OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934

     The Company believes that during the period from January 1, 1996 through December 31, 1996 all Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were complied with.

ITEM  12.    SECURITY  OWNERSHIP  OF  CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of February 28, 1997, information regarding the beneficial ownership of the Company's Common Stock based upon the most recent information available to the Company for (i) each person known by the Company to own beneficially more than five (5%) percent of the Company's outstanding Common Stock, (ii) each of the Company's officers and directors and (iii) all officers and directors of the Company as a group. Unless otherwise indicated, each stockholder's address is c/o the Company, 56 Pine Street, New York, New York 10005.


                                       SHARES OWNED BENEFICIALLY (1)

NAME                                     NO. OF SHARES  % OF CLASS
---------------------------------------  -------------  -----------

Barry Hertz (2)                             12,118,000        81.6%

Morton Mackof (3)                              273,405         1.9%

Stanley Stern (4)                               38,434           *

Alan Schnelwar (5)                              61,500           *

Martin Kaye (6)                                 21,250           *

David Hubbard (7)                               50,562           *

Todd Solomon (8)                                15,250           *

Jack Spiegelman (9)                              6,000           *

E. Bruce Fredrikson (10)
Syracuse University
School of Management
Syracuse, NY 13244                              21,000           *

All Officers and Directors as a Group
(nine persons)(2)(3)(4)(5)(6)(7)(8)(9)(10)  12,605,401        84.0%
 ---------------

*  =  less  than  1%



(1)        Except as noted otherwise, all shares are owned beneficially and of
record.    Based  on  14,731,452  shares  outstanding.
(2) Consists of 11,798,000 shares owned by Mr. Hertz and 200,000 shares owned by Trusts established in the names of Mr. Hertz's children. Also includes 120,000 options which are presently exercisable from aggregate grants to purchase 140,000 shares of Common Stock granted to Mr. Hertz under the
Company's    Stock  Option  Plans.
(3) Consists of 17,000 shares issuable upon the exercise of presently exercisable options granted under the Company's Stock Option Plans and 256,405 shares held in the Track Data Phantom Unit Trust (the "TDC Trust") to be released upon his termination of employment, or earlier with approval of the Board of Directors.
(4) Consists of 7,000 shares issuable upon the exercise of presently exercisable options granted under the Company's Stock Option Plans and 31,434 shares held in the TDC Trust to be released upon his termination of employment, or earlier with approval of the Board of Directors.
(5) Consists of 6,000 shares owned of record, 53,000 shares issuable upon the exercise of presently exercisable options granted under the Company's Stock Option Plans and 2,500 shares exercisable pursuant to warrants.
(6) Consists of 500 shares owned of record, 20,500 shares issuable upon the exercise of presently exercisable options granted under the Company's Stock Option Plans and 250 shares exercisable pursuant to warrants.
(7) Consists of 500 shares owned of record, 7,250 shares issuable upon the exercise of presently exercisable options granted under the Company's Stock Option Plans and 250 shares exercisable pursuant to warrants and 42,562 shares held in the TDC Trust to be released upon his termination of employment, or earlier with approval of the Board of Directors.
(8) Consists of 1,500 shares owned of record, 13,000 shares issuable upon the exercise of presently exercisable options granted under the Company's Stock Option Plans and 750 shares exercisable pursuant to warrants.
(9) Consists of 1,000 shares owned by his wife as to which Mr. Spiegelman disclaims beneficial interest and 5,000 shares issuable upon the exercise of presently exercisable options granted under the Company's Stock Option Plans.
(10) Consists of 1,000 shares owned of record and 20,000 shares issuable upon presently exercisable options granted under the Company's Stock Option Plans.

ITEM  13.    CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     During 1995 Track made cash advances to Mr. Hertz, without interest, and to three real estate partnerships owned by Mr. Hertz and members of his family, with interest at 6% per annum. The loans were unsecured and totaled approximately $873,000 in the aggregate. These amounts were transferred to Mr. Hertz in partial satisfaction of a dividend declared prior to the Merger in accordance with the terms of the Merger Agreement. TDC guarantees mortgages on two real estate partnerships owned by Mr. Hertz and members of his family. At December 31, 1996, such mortgages provided for interest at 10% per annum and had balances of $1,890,000 due May 2000 and $997,000 due June 1998. Track also made cash advances with interest principally at 1% over prime (9.25% at December 31, 1996) and performed certain services for Newsware, Inc., a company in the business of delivering and processing real-time news, which is controlled by Mr. Hertz and Morton Mackof. Newsware has incurred losses since its inception. TDC provides facilities management and other services to Newsware. Track provided such services to Newsware without charge in 1996 and 1995. Such services have an estimated value of $100,000. The cash advances made by Track were approximately $572,000 during 1996. At December 31, 1996, Newsware was indebted to Track for approximately $1,260,000, including accrued interest. The advances made in 1996 were made pursuant to a note due December 1997, bearing interest at 9%, which is convertible to a 25% common stock interest in Newsware.

     See Item 2. "Properties" for information on leases from partnerships affiliated with Mr. Hertz.

                                    PART IV


ITEM  14.    EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)  Exhibits





EXHIBIT   DESCRIPTION
--------  --------------------------------------------------------------------------------------
  3.1     Certificate of Incorporation, as amended (1)
  3.2     By-Laws (1)
  4.1     Form of Warrant Agreement (1)
  4.2     Specimens of Common Stock and Redeemable Warrant certificates (1)
10.1      Agreement dated July 1, 1993 among TDC, Warner Insurance Services, Inc. and Warner Information
          Technologies, Inc. (1)
10.2      Agreement dated as of July 1, 1992 among TDC, Warner Insurance Services, Inc. and Warner Information
          Technologies, Inc. (1)
10.3      1994 Stock Option Plan (1)
10.4      Form of indemnity agreement with directors (1)
10.5      Dial Data Marketing Agreement dated April 22, 1993 between TDC and Omega Research Inc. (subject to request for confidential treatment) (1)
10.6      Dial Data Marketing Agreement dated August 1, 1992 between TDC and Equis International (subject to request for confidential treatment) (1)
10.7      Agreement dated September 29, 1986 between Hale Systems and CSI/Criterion Software (subject to request for confidential treatment) (1)
10.8      Form of Database Management Agreement with Track Data Corporation (1)
10.9      Form of Asset Purchase Agreement between the Company and TDC (1)
10.10     Agreement of Purchase and Sale between the Company and AIQ dated October 2, 1994 as amended on October
          17, 1994 (2)
10.11     Agreement of Purchase and Sale between the Company and All-Quotes dated October 13, 1994, as amended
          January 9, 1995 (3)
10.12     1995 Stock Option Plan (4)
10.13     1995 Disinterested Directors' Stock Option Plan (5)
10.14     Merger Agreement between the Company and TDC (6)
10.15     1996 Stock Option Plan (7)
23        Consent of Grant Thornton LLP filed herewith
23.1      Consent of Richard A. Eisner & Company LLP filed herewith
23.2      Consent of Deloitte Touche Tohmatsu filed herewith
23.3      Consent of Margolin, Winer & Evens LLP filed herewith
27        Financial Data Schedule filed herewith
_ _ _ _

(1)          Previously  filed  as  exhibit  to  Form  S-1  Registration  Statement  No.  33-78570.
(2)          Previously  filed  as  exhibit  to  Form  8-K  dated  as  of  October  17,  1994.
(3)          Previously  filed  as  exhibit  to  Form  8-K  dated  as  of  January  9,  1995.
(4)          Previously  filed  as  Exhibit  A  to  Definitive  Proxy  for  August  10,  1995,  Annual  Meeting  of  Stockholders
(5)          Previously  filed  as  Exhibit  B  to  Definitive  Proxy  for  August  10,  1995,  Annual  Meeting  of  Stockholder
(6)          Previously  filed  as  Appendix  A  to  Definitive  Proxy  for  March  19,  1996,  Special  Meeting  of  Stockholders
(7)          Previously  filed  as  Appendix  A  to  Definitive  Proxy  for  November  7,  1996,  Annual  Meeting  of  Stockholders



(b)  Reports  on  Form  8-K  during  fourth  quarter

None

                                  SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRACK  DATA  CORPORATION


By          /s/
            ---
Barry  Hertz,  Chairman  of  the  Board



     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.





SIGNATURE            TITLE                                DATE
-------------------  -----------------------------------  --------------

    /s/              Chairman of the Board and            March 25, 1997
-------------------
Barry Hertz          Chief Executive Officer

    /s/              Senior Vice President and Director   March 25, 1997
-------------------
Alan Schnelwar

    /s/              Vice President - Finance, Secretary  March 25, 1997
-------------------
Martin Kaye          and Director

    /s/              Director                             March 25, 1997
-------------------
E. Bruce Fredrikson

    /s/              Director                             March 25, 1997
-------------------
Morton Mackof

    /s/              Director                             March 25, 1997
-------------------
Todd Solomon

    /s/              Director                             March 25, 1997
-------------------
Jack Speigelman

    /s/              Director                             March 25, 1997
-------------------
Stanley Stern