Form 10-Q
period 1997-03-31
TRACK DATA CORP
filed 1997-05-13
CIK 922811

U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended MARCH 31, 1997

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

                                (212) 943-4555
                        (Registrant's telephone number)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements  for  the  past  90  days.    Yes  /x/          No  /  /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of April 30, 1997 there were 14,693,252 shares of common stock outstanding.

------
PART  I.      FINANCIAL  INFORMATION
--------      ----------------------

Item  1.      Financial  Statements
              ---------------------

                See  pages  2-5

Item  2.      Management's Discussion and Analysis of Financial Condition and
              ---------------------------------------------------------------
              Results  of  Operations
              ---------------------

                See  pages  6-7


PART  II.     OTHER  INFORMATION
---------     ------------------

                See  page  8

                  TRACK  DATA  CORPORATION  AND  SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                     MARCH 31,     DECEMBER 31,
                                                                            1997           1996
                                                                     ------------  ------------
                                                                     Unaudited     Derived from
                                                                                   audited
                                                                                   financial
                                                                                   statements
ASSETS

CASH AND EQUIVALENTS                                                 $   236,771   $     63,482

ACCOUNTS RECEIVABLE - net                                              1,387,718        596,628

FIXED ASSETS - net                                                     9,231,617      9,561,083

INVESTMENT IN AFFILIATE                                                2,606,773      2,577,662

DUE FROM RELATED PARTIES                                                 910,480        878,084

EXCESS OF COST OVER NET ASSETS ACQUIRED                                3,513,925      3,581,029

NET DEFERRED INCOME TAX ASSETS  (Note 2)                                 301,576        511,450

OTHER ASSETS                                                           2,570,312      2,535,937
                                                                     -----------   ------------

TOTAL                                                                $20,759,172   $ 21,305,355
                                                                     ===========   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
     Accounts payable and accrued expenses                           $ 4,853,842   $  4,258,944
     Note payable - bank                                               1,893,085      2,787,082
     Notes payable - other                                             1,634,548      1,695,283
     Capital lease obligations                                         3,727,565      4,185,017
     Other liabilities                                                   744,265        722,878
                                                                     -----------   ------------

                    Total liabilities                                 12,853,305     13,649,204
                                                                     -----------   ------------

STOCKHOLDERS' EQUITY (Note 3)
     Common stock - $.01 par value;  30,000,000 shares authorized;
          issued and outstanding - 14,720,452 shares in 1997 and
          14,782,552 shares in 1996                                      147,205        147,826
     Additional paid-in capital                                       13,855,904     13,915,989
     Foreign currency translation adjustment                              36,678         44,085
     Deficit                                                          (6,133,920)    (6,451,749)
                                                                     -----------   ------------

                    Total stockholders' equity                         7,905,867      7,656,151
                                                                     -----------   ------------

TOTAL                                                                $20,759,172   $ 21,305,355
                                                                     ===========   ============

See  notes  to  condensed  consolidated  financial  statements

                    TRACK DATA CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                  (unaudited)

                                                           1997          1996
                                                    -----------   -----------

REVENUES                                            $11,709,476   $11,768,294
                                                    -----------   -----------

OPERATING COSTS AND EXPENSES:
     Direct operating costs                           6,505,068     6,669,614
     Selling and administrative expenses              4,500,802     4,891,420
     Deferred compensation expense                            -       294,894
     Interest expense - net                             197,549       222,708
                                                    -----------   -----------

                    Total                            11,203,419    12,078,636
                                                    -----------   -----------

INCOME (LOSS) FROM OPERATIONS                           506,057      (310,342)
                                                    -----------   -----------

OTHER INCOME:
     Gain on securities                                     888       288,418
     Other income                                         3,146             -
                                                    -----------   -----------

                                                          4,034       288,418
                                                    -----------   -----------

INCOME (LOSS) BEFORE INCOME TAXES (BENEFIT)
     AND EQUITY IN NET (LOSS) INCOME OF AFFILIATE       510,091       (21,924)

INCOME TAXES (BENEFIT) (Note 2)                         209,874      (411,058)
                                                    -----------   -----------

INCOME BEFORE EQUITY IN NET (LOSS) INCOME
     OF AFFILIATE                                       300,217       389,134

EQUITY IN NET (LOSS) INCOME OF AFFILIATE               (106,000)       89,082
                                                    -----------   -----------
NET INCOME                                          $   194,217   $   478,216
                                                    ===========   ===========
NET INCOME PER SHARE (Note 4)                              $.01          $.03
                                                           ====          ====
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING        14,751,000    13,977,000
                                                    ===========   ===========

See  notes  to  condensed  consolidated  financial  statements

                    TRACK DATA CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                  (unaudited)

                                                                      1997          1996
                                                               -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                $   194,217   $   478,216
     Adjustments to reconcile net income to net cash provided
        by operating activities:
          Depreciation and amortization                            916,077       806,533
          Equity in net loss (income) of affiliate                 106,000       (89,082)
          Deferred compensation                                          -       294,894
          Gain on sale and transfer of marketable securities             -      (335,340)
          Deferred income taxes                                    209,874      (543,329)
          Other                                                     (3,146)       48,987
          Changes in operating assets and liabilities:
                Accounts receivable                                208,910       216,726
                Other assets                                      (136,392)      100,170
                Accounts payable and accrued expenses              594,898       309,959
                Other liabilities                                   34,058      (128,947)
                                                               -----------   -----------

                    Net cash provided by operating activities    2,124,496     1,158,787
                                                               -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of fixed assets                                     (192,095)     (171,816)
     Repayment of related party loans                               55,662       540,264
     Loans to related parties                                      (98,033)     (421,372)
     Loans from (to) others                                         23,474       (10,000)
     Purchase of marketable securities                                   -       (76,931)
                                                               -----------   -----------

                    Net cash used in investing activities         (210,992)     (139,855)
                                                               -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments under capital lease obligations                     (717,056)     (657,815)
     Net payments on note payable - bank                          (893,997)     (505,021)
     Net payments on notes payable - other                         (50,760)      (51,274)
     Purchase of treasury stock                                    (72,206)            -
     Net payments on loans from employee savings program            (9,526)      (12,315)
                                                               -----------   -----------

                    Net cash used in financing activities       (1,743,545)   (1,226,425)
                                                               -----------   -----------

EFFECT OF EXCHANGE RATE DIFFERENCES ON CASH                          3,330            14
                                                               -----------   -----------

NET INCREASE (DECREASE) IN CASH                                    173,289      (207,479)

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                           63,482     2,004,827
                                                               -----------   -----------

CASH AND EQUIVALENTS, END OF PERIOD                            $   236,771   $ 1,797,348
                                                               ===========   ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid for:
          Interest                                             $   190,815   $   265,890
          Income taxes                                              13,924         1,509

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
     AND FINANCING ACTIVITIES:
     Equipment acquisitions financed by capital leases             259,604       190,233

See  notes  to  condensed  consolidated  financial  statements

                    TRACK DATA CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                  (unaudited)

1. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1997, and the results of operations and of cash flows for the three months ended March 31, 1997 and 1996. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of results that may be expected for any other interim period or for the full year.

     These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1996 included in the Company's Annual Report on Form 10-K. The accounting policies used in preparing these financial statements are the same as those described in the December 31, 1996 financial statements.

2. Deferred taxes which were previously provided at state and local rates and which related to Track Data prior to its merger into Global Market Information, Inc. (the "Merger") were recalculated based on the changed status to a C corporation. This resulted in a recognition of additional deferred tax assets deemed realizable by management of approximately $400,000 for the three months ended March 31, 1996.

3. During the three months ended March 31, 1997 the Company purchased and retired 62,100 shares for $72,206.

4. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," which changes the methodology of calculating earnings per share. The Company plans to adopt SFAS No. 128 in December 1997. Early adoption is not permitted. Had the Company adopted SFAS No. 128 as of March 31, 1997, the related per share disclosure for both basic and diluted earnings per share would have been $.01 for the first quarter ended March 31, 1997 and $.03 for the same period in 1996.

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


THREE  MONTHS  ENDED  MARCH  31,  1997  AND  1996

     Revenues for the three months ended March 31, 1997 and 1996 were $11,709,476 and $11,768,294, respectively.

     Direct operating costs were $6,505,068 for the first three months of 1997 and $6,669,614 for the similar period in 1996, a decrease of 2%. Direct operating costs as a percentage of revenues was 56% and 57% for the three months ended March 31, 1997 and 1996, respectively. The decrease in direct operating costs was principally due to decreased communications costs. Direct operating costs include direct payroll, direct telecommunication costs, computer supplies, depreciation and equipment lease expense and the amortization of software development costs.

     Selling and administrative expenses were $4,500,802 and $4,891,420 in the 1997 and 1996 periods, respectively, a decrease of 8%. Selling and administrative expenses as a percentage of revenues was 38% in 1997 and 42% in 1996. The dollar and percentage decrease primarily reflects a contribution expense of approximately $200,000 in the 1996 period and a reduction of approximately $150,000 in salary expense in the 1997 period.

     Deferred compensation expense was $294,894 in 1996 related to the Company's phantom stock plan which was discontinued as of March 31, 1996.

     Interest expense decreased to $197,549 in the 1997 period compared to $222,708 in 1996 due to decreased borrowings.

     Other income was $4,034 and $288,418 for the three months ended March 31, 1997 and 1996, respectively. The gains in 1996 are principally from Innodata Corporation common stock placed in a trust to satisfy obligations to employees in 1996. The gain represents the difference between the carrying value of such securities and the market price at date of disposition.

     The income tax benefit in the 1996 period of $411,058 was due to the recognition of the anticipated realizable amount of tax benefits from a change in tax status, effective upon the Merger of Track at March 31, 1996, from an S corporation, for which the majority of taxes were paid by the former sole stockholder, to a C corporation.

     As a result of the above mentioned factors, the Company realized net income before equity in net (loss) income from an affiliate of $300,217 in the 1997 period compared to $389,134 in 1996.


LIQUIDITY  AND  CAPITAL  RESOURCES

     During the three months ended March 31, 1997 and 1996, cash provided by operating activities was $2,124,496 and $1,158,787, respectively. The increase was due principally to profitable operations in 1997. Cash flows used in investing activities was $210,992 and $139,855 for the three months ended March 31, 1997 and 1996, respectively. Cash used in financing activities was $1,743,545 and $1,226,425 for the three months ended March 31, 1997 and 1996, respectively. The increase in 1997 is primarily due to a repayment of bank loans.

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

PART  II.      OTHER  INFORMATION
---------      ------------------

Item  1.          Legal  Proceedings.  Not  Applicable
                  ------------------

Item  2.          Changes  in  Securities.  Not  Applicable
                  -----------------------

Item  3.          Defaults  upon  Senior  Securities.  Not  Applicable
                  ----------------------------------

Item  4.          Submission  of  Matters  to  a Vote of Security Holders.
                  -------------------------------------------------------
                      Not Applicable

Item  5.          Other  Information.  None
                  ------------------

Item  6.          (a)  Exhibits.
                       --------
                       Exhibit  27.    Financial  Data  Schedule

                  (b) There were no reports on Form 8-K filed during the first quarter of 1997.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


TRACK  DATA  CORPORATION

Date:  5/13/97            /s/
       -------  -------------------------------
                Barry Hertz
                Chairman of the Board
                Chief Executive Officer

Date:  5/13/97            /s/
       -------  -------------------------------
                Martin Kaye
                V.P. Finance,
                Principal Financial Officer