Form 10-Q
period 1997-06-30
TRACK DATA CORP
filed 1997-08-08
CIK 922811

U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934



                 For the quarterly period ended JUNE 30, 1997

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of July 31, 1997 there were 14,477,237 shares of common stock outstanding.

------
PART  I.    FINANCIAL  INFORMATION
--------    ----------------------

Item  I.       Financial  Statements
               ---------------------

                  See  pages  2-6

Item  2.       Management's Discussion and Analysis of Financial Condition and
               ---------------------------------------------------------------
               Results  of  Operations
               -----------------------

                  See  pages  7-9

PART  II.   OTHER  INFORMATION
---------   ------------------

                  See page 105

                    TRACK DATA CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                   JUNE 30,      DECEMBER 31,
                                                         1997            1996
                                                   -----------   -------------
                                                   Unaudited     Derived
                                                                 from
                                                                 audited
                                                                 financial
                                                                 statements
ASSETS

CASH AND EQUIVALENTS                               $   201,158   $      63,482

ACCOUNTS RECEIVABLE - net                            1,578,832       1,596,628

FIXED ASSETS - net                                   8,822,324       9,561,083

INVESTMENT IN AFFILIATE                              1,807,662       2,577,662

DUE FROM RELATED PARTIES                               995,011         878,084

EXCESS OF COST OVER NET ASSETS ACQUIRED              3,446,821       3,581,029

NET DEFERRED INCOME TAX ASSETS  (Note 2)               160,059         511,450

OTHER ASSETS                                         2,373,392       2,535,937
                                                   -----------   -------------

TOTAL                                              $19,385,259   $  21,305,355
                                                   ===========   =============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
     Accounts payable and accrued expenses         $ 4,865,105   $   4,258,944
     Note payable - bank                             2,215,265       2,787,082
     Notes payable - other                           1,364,607       1,695,283
     Capital lease obligations                       3,237,993       4,185,017
     Other liabilities                                 707,954         722,878
                                                   -----------   -------------

                                                    12,390,924      13,649,204
                                                   -----------   -------------

STOCKHOLDERS' EQUITY (Note 3)
     Common stock - $.01 par value;  30,000,000
          shares authorized; Issued and
          outstanding - 14,508,237 shares in 1997
          and 14,782,552 shares in 1996                145,083         147,826
     Additional paid-in capital                     13,442,312      13,915,989
     Foreign currency translation adjustment            33,023          44,085
     Deficit                                        (6,626,083)     (6,451,749)
                                                   -----------   -------------

                    Total stockholders' equity       6,994,335       7,656,151
                                                   -----------   -------------

TOTAL                                              $19,385,259   $  21,305,355
                                                   ===========   =============

 See  notes  to  condensed  consolidated  financial  statements.

                    TRACK DATA CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                  (unaudited)

                                                           1997          1996
                                                    ===========   ===========

REVENUES                                            $23,336,243   $23,394,909

OPERATING COSTS AND EXPENSES:
     Direct operating costs                          12,844,476    12,768,425
     Selling and administrative expenses              9,167,671    10,095,139
     Deferred compensation expense                            -       294,894
     Interest expense - net                             378,208       442,514
                                                    -----------   -----------

                    Total                            22,390,355    23,600,972
                                                    -----------   -----------

INCOME (LOSS) FROM OPERATIONS                           945,888      (206,063)

OTHER INCOME (PRINCIPALLY GAIN ON SECURITIES)             1,169       288,418
                                                    -----------   -----------

INCOME BEFORE INCOME TAXES (BENEFIT)
     AND EQUITY IN NET (LOSS) INCOME OF AFFILIATE       947,057        82,355

INCOME TAXES (BENEFIT) (Note 2)                         351,391      (364,058)
                                                    -----------   -----------

INCOME BEFORE EQUITY IN NET (LOSS) INCOME
     OF AFFILIATE                                       595,666       446,413

EQUITY IN NET (LOSS) INCOME OF AFFILIATE               (770,000)       92,582
                                                    -----------   -----------

NET (LOSS) INCOME                                   $  (174,334)  $   538,995
                                                    ===========   ===========

NET (LOSS) INCOME PER SHARE (Note 4)                      $(.01)         $.04
                                                          =====          ====

WEIGHTED AVERAGE SHARES OUTSTANDING                  14,683,000    14,426,000
                                                    ===========   ===========

 See  notes  to  condensed  consolidated  financial  statements.

                    TRACK DATA CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED JUNE 30, 1997 AND 1996
                                  (unaudited)





                                                       1997          1996
                                                -----------   -----------

REVENUES                                        $11,626,767   $11,626,615
                                                -----------   -----------

OPERATING COSTS AND EXPENSES:
     Direct operating costs                       6,339,408     6,098,811
     Selling and administrative expenses          4,666,869     5,203,719
     Interest expense - net                         180,659       219,806

                    Total                        11,186,936    11,522,336
                                                -----------   -----------

INCOME FROM OPERATIONS                              439,831       104,279

OTHER LOSS                                           (2,865)            -
                                                -----------   -----------

INCOME BEFORE INCOME TAXES AND
     EQUITY IN NET (LOSS) INCOME OF AFFILIATE       436,966       104,279

INCOME TAXES                                        141,517        47,000
                                                -----------   -----------

INCOME BEFORE EQUITY IN NET (LOSS) INCOME
     OF AFFILIATE                                   295,449        57,279

EQUITY IN NET (LOSS) INCOME OF AFFILIATE           (664,000)        3,500
                                                -----------   -----------

NET (LOSS) INCOME                               $  (368,551)  $    60,779
                                                ===========   ===========

NET (LOSS) INCOME PER SHARE (Note 4)                  $(.03)          $ -
                                                      =====           ===

WEIGHTED AVERAGE SHARES OUTSTANDING              14,614,000    14,875,000
                                                ===========   ===========

 See  notes  to  condensed  consolidated  financial  statements.

                    TRACK DATA CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                  (unaudited)

                                                           1997          1996
                                                    -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net (loss) income                              $  (174,334)  $   538,995
     Adjustments to reconcile net (loss) income
        to net cash provided by
        operating activities:
          Depreciation and amortization               1,837,475     1,680,787
          Equity in net loss (income) of affiliate      770,000       (92,582)
          Deferred compensation                               -       294,893
          Gain on sale and transfer of marketable
            securities                                        -      (335,340)
          Allowance for decline in market value
            of securities                                     -        46,922
          Deferred income taxes                         351,391      (498,329)
          Changes in operating assets and liabilities:
                Accounts receivable                      17,796       397,311
                Other assets                            (20,419)       62,170
                Accounts payable and accrued
                  expenses                              606,161       457,380
                Other liabilities                       (28,355)      (33,055)


                    Net cash provided by
                      operating activities            3,359,715     2,519,152
                                                    -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of fixed assets                          (339,387)     (532,663)
     Repayment of related party loans                   238,400       639,673
     Loans to related parties                          (585,339)     (900,509)
     Loans from (to) others                              35,795       (30,743)
     Purchase of marketable securities                        -       (76,931)
                                                    -----------   -----------

                    Net cash used in
                      investing activities             (650,531)     (901,173)
                                                    -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments under capital lease obligations        (1,430,811)   (1,404,863)
     Net payments on note payable - bank               (571,817)   (1,976,803)
     Net proceeds from notes payable - other             24,335        13,713
     Net (payments) proceeds on loans from
       employee savings program                          13,430        (3,247)
     Purchase of treasury stock                        (476,420)            -
     Payments of acquisition notes                     (125,000)     (125,000)
                                                    -----------   -----------

                    Net cash used in
                      financing activities           (2,566,283)   (3,496,200)
                                                    -----------   -----------

EFFECT OF EXCHANGE RATE DIFFERENCES ON CASH              (5,225)       (5,659)
                                                    -----------   -----------

NET INCREASE (DECREASE) IN CASH                         137,676    (1,883,880)

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                63,482     2,004,827
                                                    -----------   -----------

CASH AND EQUIVALENTS, END OF PERIOD                 $   201,158   $   120,947
                                                    ===========   ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid for:
          Interest                                  $   368,573   $   491,051
          Income taxes                                   16,946        16,149

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
     AND FINANCING ACTIVITIES:
     Equipment acquisitions financed by
       capital leases                               $   483,787   $ 1,311,274

 See  notes  to  condensed  consolidated  financial  statements.

                    TRACK DATA CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                  (unaudited)

1. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1997, and the results of operations for the three and six month periods ended June 30, 1997 and 1996 and of cash flows for the six months ended June 30, 1997 and 1996. The results of operations for the six months ended June 30, 1997 are not necessarily indicative of results that may be expected for any other interim period or for the full year.

These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1996 included in the Company's Annual Report on Form 10-K. The accounting policies used in preparing these financial statements are the same as those described in the December 31, 1996 financial statement.

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

3. During the six months ended June 30, 1997 the Company purchased and retired 274,315 shares for $476,420. In May 1997 the Company granted options to employees to purchase 230,500 shares of the Company's common stock at $2.00 per share.

4. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," which changes the methodology of calculating earnings per share. SFAS No. 128 requires the disclosure of diluted earnings per share regardless of its difference from basic earnings per share. The Company plans to adopt SFAS No. 128 in December 1997. Early adoption is not permitted. Had the Company adopted SFAS No. 128 as of June 30, 1997 it would not have had a material affect on the reported amounts.

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

RESULTS  OF  OPERATIONS

THREE  MONTHS  ENDED  JUNE  30,  1997  AND  1996

     Revenues for the three months ended June 30, 1997 and 1996 were $11,626,767 and $11,626,615, respectively.

     Direct operating costs were $6,339,408 for the second quarter of 1997 and $6,098,811 for the similar period in 1996, an increase of 4%. Direct operating costs as a percentage of revenues was 55% in 1997 and 52% in 1996. Direct operating costs include direct payroll, direct telecommunication costs, computer supplies, depreciation and equipment lease expense and the amortization of software development costs.

     Selling and administrative expenses were $4,666,869 and $5,203,719 in the 1997 and 1996 periods, respectively, a decrease of 10% in the 1997 period from the 1996 period. Selling and administrative expenses as a percentage of revenues was 40% in the 1997 period and 45% in the 1996 period. The dollar and percentage decrease primarily reflects a reduction of approximately $200,000 in salary expense in the 1997 period as well as reductions in advertising, professional fees and telephone expense.

     Interest expense decreased to $180,659 in the 1997 period compared to $219,806 in 1996 due to decreased borrowings.

     As a result of the above mentioned factors, the Company realized income before equity in net (loss) income from affiliate of $295,449 in the 1997 period compared to $57,279 in 1996.

     The equity in loss from an affiliate was $664,000 in the 1997 period. The loss included a significant charge by the affiliate for restructuring costs and an asset impairment write-down. As a result of this loss the Company incurred a net loss of $368,551 for the 1997 quarter.

SIX  MONTHS  ENDED  JUNE  30,  1997  AND  1996

     Revenues for the six months ended June 30, 1997 and 1996 were $23,336,243 and $23,394,909, respectively.

     Direct operating costs were $12,844,476 for the first six months of 1997 and $12,768,425 for the similar period in 1996, an increase of 1%. Direct operating costs as a percentage of revenues was 55% in both 1997 and 1996.

     Selling and administrative expenses were $9,167,671 and $10,095,139 in the 1997 and 1996 periods, respectively, a decrease of 9% in the 1997 period from the 1996 period. Selling and administrative expenses as a percentage of revenues was 39% in 1997 and 43% in 1996. The dollar and percentage decrease primarily reflects a reduction of approximately $350,000 in salary expense, as well as a reduction in advertising, professional fees and telephone expense.

     Deferred compensation expense was $294,894 in 1996 related to the Company's phantom stock plan which was discontinued as of March 31, 1996.

     Interest expense decreased to $378,208 in the 1997 period compared to $442,514 in 1996 due to decreased borrowings.

     Other income was $1,169 and $288,418 for the six months ended June 30, 1997 and 1996, respectively. The gains in 1996 are principally due from Innodata Corporation common stock placed in a trust to satisfy obligations to employees in 1996. The gain represents the difference between the carrying value of such securities and the market price at date of disposition.

     The income tax benefit in the 1996 period of $364,058 was due to the recognition of the anticipated realizable amount of tax benefits from a change in tax status, effective upon the merger of Track at March 31, 1996, from an S corporation, for which the majority of taxes were paid by the former sole stockholder, to a C corporation.

     As a result of the above mentioned factors, the Company realized income before equity in net (loss) income from affiliate of $595,666 in the 1997
period  compared  to    $446,413  in  1996.

     The equity in loss from an affiliate was $770,000 in the 1997 period. The loss included a significant charge by the affiliate for restructuring costs and an asset impairment write-down. As a result of this loss the Company incurred a net loss of $174,334 for the six months ended June 30, 1997.

LIQUIDITY  AND  CAPITAL  RESOURCES

     During the six months ended June 30, 1997 and 1996 cash provided by operating activities was $3,359,715 and $2,519,152, respectively. The increase was due principally to increased income from operations. Cash flows used in investing activities was $650,531 and $901,173 for the six months ended June 30, 1997 and 1996, respectively. Purchases of fixed assets decreased by approximately $200,000 in 1997 compared to 1996. Cash used in financing activities was $2,566,283 and $3,496,200 for the six months ended June 30, 1997 and 1996, respectively. The decrease was due principally to lower payments on bank debt in 1997.

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

------
PART  II.      OTHER  INFORMATION
---------      ------------------

Item  1.        Legal  Proceedings.  Not  Applicable
                ------------------

Item  2.        Changes  in  Securities.  Not  Applicable
                -----------------------

Item  3.        Defaults  upon  Senior  Securities.  Not  Applicable
                ----------------------------------

Item  4.        Submission  of  Matters  to  a Vote of Security Holders. Not
                -------------------------------------------------------
                   Applicable.

Item  5.        Other  Information.  Not  Applicable.
                ------------------

Item  6.          (a)  Exhibits.
                       --------
                       Exhibit  27.  Financial  Data  Schedule

                  (b)  Reports on Form 8-K.
                       -------------------
                       There were no reports on Form 8-K filed during the second quarter of 1997.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


TRACK  DATA  CORPORATION


Date:  8/8/97                                        /s/
       ------  -----------------------------------------
               Barry Hertz
               Chairman of the Board
               Chief Executive Officer

Date:  8/8/97                                        /s/
       ------  -----------------------------------------
               Martin Kaye
               V.P. Finance, Principal Financial Officer