Form 10-Q
period 1997-09-30
TRACK DATA CORP
filed 1997-11-14
CIK 922811

U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934



               For the quarterly period ended SEPTEMBER 30, 1997

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements  for  the  past  90  days.    Yes  /X/      No  //

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of October 31, 1997 there were 14,401,537 shares of common stock outstanding.

------
PART  I.    FINANCIAL  INFORMATION
--------    ----------------------

Item  1.     Financial  Statements
             ---------------------

                  See  pages  2-6

Item  2.     Management's Discussion and Analysis of Financial Condition and
             ---------------------------------------------------------------
             Results  of  Operations
             ---------------------

                  See  pages  7-9

PART  II.   OTHER  INFORMATION
---------   ------------------

                  See page 10

                    TRACK DATA CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                     SEPTEMBER 30,    DECEMBER 31,
                                                                               1997           1996
                                                                     --------------   ------------
                                                                     Unaudited        Derived from
                                                                                      audited
                                                                                      financial
                                                                                      statements
ASSETS

CASH AND EQUIVALENTS                                                 $      126,376   $     63,482

ACCOUNTS RECEIVABLE - net                                                 1,562,650      1,596,628

FIXED ASSETS - net                                                        9,046,745      9,561,083

INVESTMENT IN AFFILIATE                                                   1,447,662      2,577,662

DUE FROM RELATED PARTIES                                                    960,760        878,084

EXCESS OF COST OVER NET ASSETS ACQUIRED                                   3,379,717      3,581,029

NET DEFERRED INCOME TAX ASSETS  (Note 2)                                          -        511,450

OTHER ASSETS                                                              2,453,318      2,535,937
                                                                     --------------   ------------

TOTAL                                                                $   18,977,228   $ 21,305,355
                                                                     ==============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
     Accounts payable and accrued expenses                           $    4,547,056   $  4,258,944
     Note payable - bank                                                  2,383,810      2,787,082
     Notes payable - other                                                1,100,984      1,695,283
     Capital lease obligations                                            3,419,035      4,185,017
     Other liabilities                                                      727,769        722,878
                                                                     --------------   ------------

                                                                         12,178,654     13,649,204
                                                                     --------------   ------------

STOCKHOLDERS' EQUITY (Note 3)
     Common stock - $.01 par value;  30,000,000 shares authorized;
          Issued and outstanding - 14,422,737 shares in 1997 and
          14,782,552 shares in 1996                                         144,228        147,826
     Additional paid-in capital                                          13,322,054     13,915,989
     Foreign currency translation adjustment                                 29,030         44,085
     Deficit                                                             (6,696,738)    (6,451,749)
                                                                     --------------   ------------

                    Total stockholders' equity                            6,798,574      7,656,151
                                                                     --------------   ------------

TOTAL                                                                $   18,977,228   $ 21,305,355
                                                                     ==============   ============

 See  notes  to  condensed  consolidated  financial  statements

                    TRACK DATA CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                  (unaudited)





                                                       1997          1996
                                                -----------   -----------

REVENUES                                        $34,833,451   $35,173,529

OPERATING COSTS AND EXPENSES:
     Direct operating costs                      19,181,506    19,251,148
     Selling and administrative expenses         13,679,352    14,982,603
     Deferred compensation expense  (Note 1)              -       294,894
     Interest expense - net                         550,032       638,997
                                                -----------   -----------

                    Total                        33,410,890    35,167,642
                                                -----------   -----------

INCOME FROM OPERATIONS                            1,422,561         5,887

OTHER INCOME (PRINCIPALLY GAIN ON SECURITIES)         5,755       288,418
                                                -----------   -----------

INCOME BEFORE INCOME TAXES (BENEFIT)
     AND EQUITY IN NET LOSS OF AFFILIATE          1,428,316       294,305

INCOME TAXES (BENEFIT) (Note 4)                     543,303      (279,058)
                                                -----------   -----------

INCOME BEFORE EQUITY IN NET LOSS OF AFFILIATE       885,013       573,363

EQUITY IN NET LOSS OF AFFILIATE                  (1,130,000)      (23,391)
                                                -----------   -----------

NET (LOSS) INCOME                               $  (244,987)  $   549,972
                                                ===========   ===========

NET (LOSS) INCOME PER SHARE                           $(.02)         $.04
                                                      =====          ====

WEIGHTED AVERAGE SHARES OUTSTANDING              14,610,000    14,574,000
                                                ===========   ===========

 See  notes  to  condensed  consolidated  financial  statements

                    TRACK DATA CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                  (unaudited)





                                                       1997          1996


REVENUES                                        $11,497,208   $11,778,620
                                                -----------   -----------

OPERATING COSTS AND EXPENSES:
     Direct operating costs                       6,337,030     6,482,723
     Selling and administrative expenses          4,511,681     4,887,464
     Interest expense - net                         171,824       196,483
                                                -----------   -----------

                    Total                        11,020,535    11,566,670
                                                -----------   -----------

INCOME FROM OPERATIONS                              476,673       211,950

OTHER INCOME                                          4,586             -
                                                -----------   -----------

INCOME BEFORE INCOME TAXES AND EQUITY
     IN NET LOSS OF AFFILIATE                       481,259       211,950

INCOME TAXES (Note 4)                               191,912        85,000
                                                -----------   -----------

INCOME BEFORE EQUITY IN NET LOSS OF AFFILIATE       289,347       126,950

EQUITY IN NET LOSS OF AFFILIATE                    (360,000)     (115,973)
                                                -----------   -----------

NET (LOSS) INCOME                               $   (70,653)  $    10,977
                                                ===========   ===========

NET (LOSS) INCOME PER SHARE                     $         -   $         -
                                                ===========   ===========

WEIGHTED AVERAGE SHARES OUTSTANDING              14,465,000    14,870,000
                                                ===========   ===========


 See  notes  to  condensed  consolidated  financial  statements

                    TRACK DATA CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                  (unaudited)





                                                                             1997          1996
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net (loss) income                                                $  (244,987)  $   549,972
     Adjustments to reconcile net (loss) income to net cash provided by operating activities:
          Depreciation and amortization                                 2,757,090     2,535,234
          Equity in net loss of affiliate                               1,130,000        23,391
          Deferred compensation                                                 -       294,893
          Gain on sale and transfer of marketable securities                    -      (335,340)
          Allowance for decline in market value of securities                   -        46,922
          Deferred income taxes                                           511,450      (413,329)
          Changes in operating assets and liabilities:
                Accounts receivable                                        33,978       199,817
                Other assets                                             (166,953)     (181,687)
                Accounts payable and accrued expenses                     288,112       369,617
                Other liabilities                                         (21,306)        9,110
                                                                      -----------   -----------

                    Net cash provided by operating activities           4,287,384     3,098,600
                                                                      -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of fixed assets                                            (487,451)     (800,139)
     Repayment of related party loans                                     463,855       702,050
     Loans to related parties                                            (990,178)   (1,201,380)
     Loans from (to) others                                                43,015       (24,450)
     Purchase of marketable securities                                    (10,000)      (76,931)
     Purchase of shares of affiliate                                            -       (30,650)
                                                                      -----------   -----------

                    Net cash used in investing activities                (980,759)   (1,431,500)
                                                                      -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments under capital lease obligations                          (2,136,351)   (2,059,370)
     Net payments on note payable - bank                                 (403,272)     (915,866)
     Net proceeds from notes payable - other                               36,848        25,579
     Net proceeds (payments) on loans from employee savings program        42,996       (18,195)
     Purchase of treasury stock                                          (597,533)      (34,187)
     Payments of acquisition notes                                       (187,500)     (187,500)
                                                                      -----------   -----------

                    Net cash used in financing activities              (3,244,812)   (3,189,539)
                                                                      -----------   -----------

EFFECT OF EXCHANGE RATE DIFFERENCES ON CASH                                 1,081       (10,315)
                                                                      -----------   -----------

NET INCREASE (DECREASE) IN CASH                                            62,894    (1,532,754)

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                                  63,482     2,004,827
                                                                      -----------   -----------

CASH AND EQUIVALENTS, END OF PERIOD                                   $   126,376   $   472,073
                                                                      ===========   ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid for:
          Interest                                                    $   532,620   $   696,749
          Income taxes                                                     29,115        22,450

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
     AND FINANCING ACTIVITIES:
     Equipment acquisitions financed by capital leases                $ 1,375,798   $ 1,311,274
13

 See  notes  to  condensed  consolidated  financial  statements

                    TRACK DATA CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                  (unaudited)

1. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1997, and the results of operations for the three and nine month periods ended September 30, 1997 and 1996 and of cash flows for the nine months ended September 30, 1997 and 1996. The results of operations for the nine months ended September 30, 1997 are not necessarily indicative of results that may be expected for any other interim period or for the full year.

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

3. During the nine months ended September 30, 1997 the Company purchased and retired 359,815 shares for $597,533. In May 1997 the Company granted options to employees to purchase 230,500 shares of the Company's common stock at $2.00 per share.

4. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," which changes the methodology of calculating earnings per share. SFAS No. 128 requires the disclosure of diluted earnings per share regardless of its difference from basic earnings per share. The Company plans to adopt SFAS No. 128 in December 1997. Early adoption is not permitted. Had the Company adopted SFAS No. 128 as of September 30, 1997 it would not have had a material affect on the reported amounts.

5. On November 7, 1997 the Company's Chairman and principal stockholder contributed to the Company his 100% ownership interest in NewsWare, Inc.
NewsWare, Inc. provides on-line news services to its customers. The transaction will be accounted for as a combination of entities under common control similar to a pooling-of-interests.

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

THREE  MONTHS  ENDED  SEPTEMBER  30,  1997  AND  1996

     Revenue  for  the  three  months  ended  September 30, 1997 and 1996 were
$11,497,208  and  $11,778,620,    respectively.

     Direct operating costs were $6,337,030 for the third quarter of 1997 and $6,482,723 for the similar period in 1996, a decrease of 2%. Direct operating
costs  as a percentage of revenues was            55% in 1997 and 1996. Direct
operating costs include direct payroll, direct telecommunication costs, computer supplies, depreciation and equipment lease expense and the amortization of software development costs.

     Selling and administrative expenses were $4,511,681 and $4,887,464 in the 1997 and 1996 periods, respectively, a decrease of 8% in the 1997 period from the 1996 period. Selling and administrative expenses as a percentage of revenues was 39% in 1997 and 41% in 1996. The dollar and percentage decrease primarily reflects a reduction of approximately $239,000 in salary expense in the 1997 period as well as reductions in advertising, professional fees and telephone expense.

     Interest expense decreased to $171,824 in the 1997 period compared to $196,483 in 1996 due to decreased borrowings.

     As a result of the above mentioned factors, the Company realized income before equity in net loss from an affiliate of $289,347 in the 1997 period compared to $126,950 in 1996.

     The equity in loss from an affiliate was $360,000 in the 1997 period and $115,973 in 1996. The 1997 loss included a significant charge for losses in connection with foreign currency forward contracts. As a result of these losses, the Company's net income was reduced to a net loss of $70,653 for the 1997 quarter and to a profit of $10,977 in 1996.

NINE    MONTHS  ENDED  SEPTEMBER  30,  1997  AND  1996

     Revenues for the nine months ended September 30, 1997 and 1996 were $34,833,451 and $35,173,529, respectively.

     Direct operating costs were $19,181,506 for the first nine months of 1997 and $19,251,148 for the similar period in 1996. Direct operating costs as a
percentage  of  revenues  was  55%    in  each  period.

     Selling and administrative expenses were $13,679,352 and $14,982,603 in the 1997 and 1996 periods, respectively, a decrease of 9% in the 1997 period from the 1996 period. Selling and administrative expenses as a percentage of revenues was 39% in 1997 and 43% in 1996. The dollar and percentage decrease primarily reflects a reduction of approximately $589,000 in salary expense and $230,000 in professional fees, as well as a reduction in advertising and telephone expense.

     Deferred compensation expense was $294,894 in 1996 related to the Company's phantom stock plan which was discontinued as of March 31, 1996.

     Interest expense decreased to $550,032 in the 1997 period compared to $638,997 in 1996 due to decreased borrowings.

     Other income was $5,755 and $288,418 for the nine months ended September 30, 1997 and 1996, respectively. The gains in 1996 are principally due from Innodata Corporation common stock placed in a trust to satisfy obligations to employees in 1996. The gain represents the difference between the carrying value of such securities and the market price at date of disposition.

     The income tax benefit in the 1996 period of $279,058 is due to the recognition of the anticipated realizable amount of tax benefits from a change in tax status, effective upon the merger of Track at March 31, 1996, from an S corporation, for which the majority of taxes were paid by the former sole stockholder, to a C corporation.

     As a result of the above mentioned factors, the Company realized income before equity in net loss of an affiliate of $885,013 in the 1997 period compared to $573,363 in 1996.

     The equity in net loss from an affiliate was $1,130,000 in the 1997 period and $23,391 in 1996. The 1997 loss included a significant charge by the affiliate for restructuring costs and an asset impairment write-down as well as losses on foreign currency futures contracts. As a result of this loss the Company incurred a net loss of $244,987 for the nine months ended September 30, 1997.

LIQUIDITY  AND  CAPITAL  RESOURCES

     During the nine months ended September 30, 1997 and 1996 cash provided by operating activities was $4,287,384 and $3,098,600, respectively. The increase was due principally to increased income from operations. Cash flows used in investing activities was $980,759 and $1,431,500 for the nine months ended September 30, 1997 and 1996, respectively. Purchases of fixed assets decreased by $312,688 in 1997 compared to 1996. Cash used in financing activities was $3,244,812 and $3,189,539 for the nine months ended September 30, 1997 and 1996, respectively. The increase in 1997 is primarily due to the purchase of treasury stock offset by lower payments on bank debt.

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


INFLATION  AND  SEASONALITY

     To date, inflation has not had a significant impact on the Company's operations. The Company's revenues are not affected by seasonality.

------
PART  II.  OTHER  INFORMATION
--------   ------------------

Item  1.  Legal  Proceedings.  Not  Applicable
          ------------------

Item  2.  Changes  in  Securities.  Not  Applicable
          -----------------------

Item  3.  Defaults  upon  Senior  Securities.  Not  Applicable
          ----------------------------------

Item  4.  Submission of Matters to a Vote of Security Holders. Not Applicable.
          ---------------------------------------------------

Item  5.  Other  Information.  Not  Applicable.
          ------------------

Item  6.  (a)     Exhibits.
                  --------
                  Exhibit  27.  Financial  Data  Schedule.

          (b)     Reports  on  Form  8-K.  None.
                  ----------------------

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


TRACK  DATA  CORPORATION


Date:  11/13/97                          /s/
       --------  ---------------------------
                 Barry Hertz
                 Chairman of the Board
                 Chief Executive Officer

Date:  11/13/97                          /s/
       --------  ---------------------------
                 Martin Kaye
                 V.P. Finance,
                 Principal Financial Officer