Form 10-K
period 1997-12-31
TRACK DATA CORP
filed 1998-03-30
CIK 922811

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-K

(Mark  One)
/X/     Annual report under section 13 or 15(d) of the securities exchange act of  1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                            -----------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

State the aggregate market value of the voting stock held by non-affiliates of the Registrant based on the closing price of the Company's Common Stock on February 28, 1998 of $1.56 per share. $3,238,578

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
  14,206,917 SHARES OF COMMON STOCK, $.01 PAR VALUE, AS OF FEBRUARY 28, 1998

                      DOCUMENTS INCORPORATED BY REFERENCE
                      -----------------------------------
                            [SEE INDEX TO EXHIBITS]

                                    PART I

ITEM  1.  BUSINESS

     On March 31, 1996, Track Data Corporation ("Track"), a principal stockholder of Global Market Information, Inc. ("Global"), merged into Global and the name of Global was changed to Track Data Corporation ("TDC" or the "Company"). Pursuant to the merger (the "Merger"), Global issued 12,000,000 shares of its common stock in exchange for all of the outstanding stock of Track. Global, as the surviving corporation, assumed all of Track's assets, liabilities and obligations.

     On November 7, 1997, Barry Hertz, Chairman and principal stockholder of the Company, transferred his 100% ownership in Newsware, Inc. ("NW") to the Company for no consideration. NW owed Mr. Hertz approximately $1,025,000, which was contributed to capital prior to this transaction, and NW owed the Company approximately $1,200,000, net of reserves, at the time of this transaction. NW is a provider of on-line news information services.

     For accounting purposes, the Merger in 1996 and subsequently the contribution of NW in 1997 were treated as combinations of entities under common control similar to pooling-of-interests. Accordingly, the historical financial position and results of operations of Track, Global and Newsware have been combined for all periods presented.

     Track Data Corporation has been a supplier of electronically delivered financial information since 1981. TDC provides real-time financial market data, financial data bases, historical information, analytical services and data manipulation tools, through a sophisticated private data network to high end users in the equity/options/futures trading marketplace. TDC delivers information on equities, options, futures, commodities, listed bonds, fixed income securities and foreign currencies from all North American exchanges and from the principal exchanges in Europe, Latin America and the Far East. In addition, TDC disseminates news and third party data base information from more than 100 sources worldwide.

     The Company maintains more than a dozen offices worldwide, with executive offices located at 56 Pine Street, New York, New York 10005 and at 95 Rockwell Place, Brooklyn, New York 11217. Its telephone number is 212-943-4555 or 718-522-7373.

The  Company's  services  consist  of  the  following:

- MarkeTrack is a real-time quote processing and analytical system that provides domestic and international market information, dynamically updating quotelines, options and futures displays, real-time spreadsheets, tick-by-tick updating graphics, news services and third party databases, user-defined screen layouts, access to back office order and execution services, and over 20 years of graphical price history.

- OpTrack and TOG services provide real-time screening and analytical services relative to equity and index options, and to futures and non-equity options, targeted to traders and strategists in the options, futures and derivatives markets.

- Dial/Data provides electronic access to daily and historical price data on worldwide exchanges, primarily to individual investors who do not need real-time information.

- Track OnLine and MarkeTrack 98 are quotation systems that provide current or delayed price quotations, access to third party data base services, scrolling news headlines, dynamically updated prices, the ability to manipulate screen displays, and current best bids and offers by Nasdaq market makers. Track OnLine and MarkeTrack 98 provide real-time access to those who use such information in their daily work.

- NewsWatch and NewsWeb provide a consolidated feed of multiple news sources on a real-time basis that affords users the benefit of knowing and reacting first to events that may affect them in their business or investments.

- The Company's AIQ Systems Division develops and markets PC based financial investment software for individual and professional users.


MARKETRACK

     TDC's MarkeTrack offers significant real-time quote processing and analytical features, and has become distinguished over time for its ability to consistently deliver real-time, market sensitive information. The service provides domestic and international market information, dynamically updating quotelines, options and futures displays, real-time spreadsheets, tick-by-tick updating graphics, more than 30 news services and third party databases, user-defined screen layouts, access to back office order and execution services, and over 20 years of graphical price history. It allows users to calculate theoretical values of options and determine the most beneficial investment strategy through calculating returns on alternative investments, including options and futures. In addition, users are able to download real-time data to both Microsoft Excel and Lotus 1-2-3 spreadsheet applications which allows the users to create individually tailored financial applications to meet specific needs without additional programming.

     The service gives investment professionals the ability to easily and rapidly analyze, on a single service terminal, large volumes of real-time prices, third party databases, historical information and news services to support split second trading decisions. It runs under Windows NT, DOS and UNIX operating systems on a wide variety of personal computer and workstation platforms.

     Pricing and Customers. Customers are charged a monthly service fee and a communications or location charge which varies typically with the location and size of the customer's installation. Service charges vary with the number and types of functions to which an individual subscribes, and are typically between $300 and $600 per month per user. Typically subscribers who execute a subscriber agreement contract that specifies both term and quantity of users may receive pricing discounts for multi-year contracts. Such agreements allow subscribers to receive services at a known cost and ensure TDC of a recurring revenue stream into the future.

     TDC currently serves over 3,000 customers in trading and institutional investment management positions. Customers include floor traders, block traders, market makers, OTC traders, options specialists, head traders, arbitrageurs and hedge fund managers.


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

     TOG is used by non-equity options traders and derivatives specialists in banks, hedge funds and trading firms. This service offers sophisticated types of analyses of non-equity and non-listed over-the-counter options. These include interest rate caps, floors and swaps, also exotics, knockouts, lookbacks, and Asian priced options. Users have the ability to create artificial strategies or "synthetic" positions, and to analyze their risk.


DIAL/DATA  SERVICE

     TDC's Dial/Data service provides historical and end-of-day pricing data for all U.S., Canadian and European exchange-traded equities and related instruments, futures, equity options, futures options, mutual funds, bonds, government issues, money markets and indexes. In addition, fundamental data is provided for equity issues such as splits, dividends, and earnings per share. News headlines and full text stories from some of TDC's news vendors can also be delivered to Dial/Data customers. Dial/Data is primarily marketed through independent software vendors who provide analytical and charting programs for analyzing financial information. The Company's AIQ division, Equis International, Omega Research, Windows on Wall Street and other independent software vendors include Dial/Data access as an integral part of the software that they market. The Company encourages these vendors of charting software, through the payment of royalties, to make their software compatible with the Company's Dial/Data market information, and to advise customers by inserts and other means that they may select Dial/Data as their source of market information by contacting Dial/Data and entering into a month to month subscription agreement. A customer that has subscribed to Dial/Data accesses the service directly using the vendor's software program through modems on their PC's and is billed for the Dial/Data service directly by the Company. Access to the Company's database is provided by using telecommunications networks and the Internet. The networks currently being used to provide local access are Compuserve Data Network, Autonet or SprintNet. The Dial/Data service is also available through the Internet. Although the software can operate on real-time information, customers primarily apply their charting techniques to historical information and there is substantially less emphasis on up-to-the-minute information for this service than there is for other services provided by the Company.

     Pricing and Customers. Customers who subscribe to Dial/Data have the option of either paying a flat monthly rate which ranges from $15 to $125 depending on the type of data received, or being billed on a per quote basis. Customers outside the continental U.S. are also billed a per-minute connection charge. Customers pay for their services primarily by permitting the Company to charge their credit cards. Customers may terminate Dial/Data services at any time. At December 31, 1997, 1996 and 1995 there were approximately 25,000, 23,500 and 20,000 customers of the Dial/Data service, respectively.


TRACK  ONLINE  AND  MARKETRACK  98  SERVICES

     The Track OnLine and MarkeTrack 98 services provide current or delayed price quotations, access to third party data base services, scrolling news headlines, dynamically updating prices, the ability to manipulate screen displays, and current best bids and offers by Nasdaq market makers. Customers receive the service by telephone connection with the Company through telecommunications networks such as Compuserve Data Network or Autonet. The Track OnLine service is also available through the Internet. Track OnLine and MarkeTrack 98 are designed primarily for high net worth individual investors and financial planners who actively buy and sell stocks, options or futures, but who are generally not professional traders.

     MarkeTrack 98 provides dynamic applications including: Scrolling news headlines, customized monitor displays, times and sales, option display, future chains, select tickers, DDE links and fundamental quotes. The system also offers news, price and volume alerts, news recall, historical pricing, market statistics, volatility summaries, and historical transaction logs all in the basic package. Available add-on services include real-time and historical charting with technical studies, over a dozen additional news sources, Nasdaq Level II, and financial databases covering earnings estimates, institutional holdings, fundamental data and market synopsis.

     Pricing and Customers. Customers are charged at a flat monthly rate which depends on the services they select or on per minute usage at $0.29 per minute with a minimum $15 charge per month. Monthly charges range from $15 to $400. The Company has entered into agreements with national network carriers that provide for a fixed monthly payment by the Company for communication services without regard to the duration of connections. Customers pay for their services primarily by permitting the Company to charge their credit cards. The customers may select month to month, six month or one year agreements.
Discounts are offered for six month and one year commitments. As of December 31, 1997, 1996 and 1995 the Company had approximately 1,500, 1,400 and 1,200 monthly rate users, respectively.



 NEWSWATCH  AND  NEWSWEB  SERVICES

     The market focus of NewsWatch and NewsWeb is the business professional who "must know first." It may be a trader, banker, research analyst, investment relations professional, corporate executive, or any "knowledge worker" who needs real-time information for making day to day business decisions. The service provides enterprise wide solutions to corporations needing to deliver external/internal real-time information to their "knowledge workers," leveraging internal networks and/or intranets. The service includes a high-speed consolidated news ticker, an NT-resident database with full-text indexing, access to a variety of third-party databases, and multiple domestic/international exchanges, all via a state of the art user-friendly presentation environment.

     NewsWeb is a browser-based interface, bringing all the advantages of our news collection and delivery service to the web environment. It is particularly appropriate for corporations who are comfortable with browser technology and need access to real-time business news for their end-user population via an internal intranet or the World Wide Web.

     Pricing and Customers. Customers are charged a monthly service fee and a communications or location charge, which varies typically with the location and size of the customer installation. Service charges vary with the number and types of functions/news sources to which the user subscribes. A typical installation is approximately $300/month at the 5-user level and is scaled down with increased users at a location.


AIQ  SYSTEMS  DIVISION

     TDC's AIQ Systems division is an industry leader in developing artificial intelligence (AI) based stock market analysis and charting software for personal computers. By simulating the reasoning of top market technicians, AIQ's "Expert Systems" delivers trading signals and valuable market insight, as well as state-of-the-art technical charting and screening capabilities. AIQ's customer list consists of thousands of individual and professional investors, world-wide, who rely on AIQ's accurate and unique timing information for their daily trading decisions.

     AIQ currently publishes three primary expert systems for market trading. AIQ MarketExpert is an introductory level charting and analysis package that can be downloaded free of charge from AIQ's award winning web site, WWW.AIQ.COM. MarketExpert includes a data downloader and a free month of data from TDC's Dial/Data service. AIQ StockExpert is an intermediate level analysis system that includes AIQ's market timing model, as well as hundreds of powerful stock timing tools. StockExpert retails for $498. AIQ's most popular product is AIQ TradingExpert for Windows. This advanced analysis package includes market timing, stock timing, and industry group analysis capabilities. TradingExpert retails for $695. AIQ also develops a full line of add-on modules for fundamental analysis, news retrieval, and data correlation.

In addition, AIQ offers educational services including: the Opening Bell Monthly educational newsletter, bi-annual educational seminars and workshops, and a full line of educational video tapes.


MARKETING

     MarkeTrack, OpTrack and TOG compete in several highly competitive segments of the on-line real-time financial information marketplace: equity, options and futures trading; and the investment management segments of the professional investment community. The equities, options and futures trading segment of this market is comprised of approximately 30,000 professionals who spend an estimated $150 million per year on financial information, and the investment management segment is comprised of approximately 60,000 professionals who spend an estimated $320 million per year on financial information. TDC's focus is on the premium end of these trading markets, appealing to institutional sales people, arbitrageurs, market makers and traders. TDC estimates that the premium segment of the trading market consists of approximately 16,000 terminals, of which its share is approximately 18%.

     These services, as well as NewsWatch and NewsWeb services, are marketed primarily through a dedicated sales force, including 15 full-time regional sales persons in the U.S. and an international sales staff of 4 full-time sales persons. All services and new business are sold directly, often as a result of on-site presentations and service demonstrations.

     In addition to its dedicated sales force, TDC maintains relationships with a number of brokerage firms which actively sell TDC's services to the money management side of the industry for "soft dollars." In a soft dollar arrangement the brokerage firm pays TDC for services delivered to the money managers. These brokerage firms are typically also customers of TDC.

     TDC has ongoing advertising, direct mail, and public relations programs to promote product recognition and educate potential new customers in its targeted markets. In addition, the services are exhibited at major industry trade shows each year.

     All newly released service offerings and features are announced to existing users via an inherent TDC system broadcast capability and through corporate newsletters. In addition, TDC plans to maintain a competitive pricing strategy for its services.

     The major marketing effort for the Dial/Data service is directed towards the software vendors who offer analytic programs for the individual investor, including the Company's AIQ Systems division. By agreeing to provide royalties to these vendors, the Company seeks to encourage these vendors to make their programs compatible with the Company's data bases, and to encourage customers to select the Company's data bases in preference to data bases made available by others. Such agreements typically are terminable upon 90 days' notice after one year and provide for payment by the Company to the vendor of amounts based on the Company's monthly data base charges to its customers. The Company understands that its competitors enter into similar arrangements with such vendors. The Company also seeks to gain the support of vendors by continually upgrading the flexibility, scope and convenience of its service and by adopting pricing systems which are attractive to the vendors' customers.

     The Track OnLine service is sold through four full-time salespersons and is marketed through print advertising and direct mail.

     AIQ Systems markets its software products through direct mail, the internet, print advertising and seminars.


LIMITED  PROPRIETARY  INFORMATION

     The financial information which is made available by the Company for its MarkeTrack, Track OnLine, Dial/Data and Newsware services can be purchased
From third party sources and is not proprietary. The Company maintains proprietary economic and historical financial databases. The Company protects its proprietary information with standard secrecy agreements.

     MarkeTrack, NewsWatch, Dial/Data and Track OnLine are registered service marks owned by the Company. AIQ has registered trademarks of StockExpert, MarketExpert, and TradingExpert as well as Opening Bell for its newsletter.


COMPETITION

     The Company competes with many other providers of electronically transmitted financial information. The Company competes in its varied service offerings to varying extents through price and quality of service.

     The Company offers its MarkeTrack, OpTrack and TOG in a highly competitive market in which it competes with other distributors of financial and business information, many of which have substantially greater financial resources. TDC competes, among other things, on the basis of the quality and reliability of its data, the speed of delivery and on the flexibility of its services. In the equity, options and futures trading segments, and the investment management segment, TDC's competitors include Bloomberg Financial, Shark Information, owned by ADP, and Bridge Data. To a lesser degree, these TDC services compete with ADP Financial, ILX, a Thomson Financial Services company, and Quotron, a Reuters company, who dominate the retail brokerage market segment. There can be no assurance that TDC will not encounter increased competition in the future, which could limit the Company's ability to maintain or increase its market share or maintain its margins, and which could have a material adverse effect on TDC's business, financial condition or operating results.

     Competitors to the Dial/Data service include Interactive Data Corp., The Dow Jones Retrieval Service, Compuserve, Telescan and Commodity Systems, Inc. The Company competes in this market based on price, the quality and reliability of its data, the extent and breadth of historical information, ease of access and the negotiation of agreements with vendors that provide royalty arrangements they find attractive. Some of the Company's competitors provide both software and data services. The Company competes with such full service providers by attempting to enter into agreements with vendors of superior software.

     The Track OnLine service competes with several relatively well established companies including, Data Broadcasting Corporation and Bonneville/Market/Ensign 5. Competition is based on price and on the interactivity and other features that are offered to customers. The Company believes that its prices are competitive and that other features of its service compare favorably with competitive offerings.

     The Company offers its Newsware services in a highly competitive market in which it competes with other distributors of news information, many of which have substantially greater financial resources. Newsware competes, among other things, on the basis of the quality and reliability of its data, the speed of delivery and on the flexibility of its services. Newsware's principal competitors are NewsEdge Corp., Retrieval Technologies, Inc. and WavePhore's Newscast service.

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


RESEARCH  AND  DEVELOPMENT

     The Company has not made significant expenditures for research and development, although expenditures were incurred to continue to enhance the service offerings for each of the Company's services based on customer requests and the Company's knowledge of the marketplace and competition.


EMPLOYEES

     The Company employed approximately 250 persons on a full time basis as of December 31, 1997. The Company believes that its relationship with its employees is satisfactory.


ITEM  2.  PROPERTIES

     The Company's corporate headquarters are located at 56 Pine Street, New York, New York. The Company maintains office space and data centers at locations in New York, NY, Brooklyn, NY and Chicago, IL. The Brooklyn, NY location is leased from a family partnership controlled by the Company's
Chairman and Chief Executive Officer. The annual rental of approximately 36,000 square feet is approximately $480,000. The Company believes that the terms of this lease are at least as favorable to it as terms which it would have obtained in a comparable transaction with unaffiliated persons.

     The Company leased its New York, NY property from another family partnership until the sale of that property in February 1998. The Company currently leases this property comprising 33,600 square feet from an unaffiliated third party for a seven year period with base rent of $487,000, subject to annual increases of 2.5% plus payment for electric and a share of increases in taxes.

     The Company's offices in Chicago, IL, Los Angeles, CA, San Francisco, CA, Boston, MA, Incline Village, NV, Philadelphia, PA, Dallas, TX, Minneapolis, MN, Boca Raton, FL and Toronto and Montreal, Canada with aggregate annual rentals of $489,000 expire at various dates through 2002. The Company also maintains a full service office in London, England under a lease for annual rentals of $81,000 expiring in 1999.


ITEM  3.  LEGAL  PROCEEDINGS

     There is no material litigation pending to which the Company is a party or of which any of its property is the subject.


ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     The following matters were voted on at the December 18, 1997 Annual Meeting of Stockholders. The total shares voted were 13,604,225.


                         FOR         AGAINST     ABSTAIN  WITHHELD
                         ----------  ----------  -------  --------

ELECTION OF DIRECTORS:   13,558,575                         45,650
E. Bruce Fredrikson      13,558,575                         45,650
Barry Hertz              13,558,575                         45,650
Martin Kaye              13,558,575                         45,650
Morton Mackof            13,550,075                         54,150
Alan Schnelwar           13,558,575                         45,650
Todd Solomon             13,550,075                         54,150
Jack Spiegelman          13,550,075                         54,150
APPOINTMENT OF AUDITORS              13,577,975   17,550     8,700

                                    PART II


ITEM  5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is quoted on the Nasdaq National Market System under the symbol "TRAC." On February 28, 1998, there were 72 stockholders of record of the Company's Common Stock based on information provided by the Company's transfer agent. Virtually all of the Company's publicly held shares are held in "street name" and the Company believes the actual number of beneficial holders of its Common Stock to be approximately 1,400.

     The following table sets forth the high and low sales prices for the Company's Common Stock as reported on Nasdaq NMS.

          COMMON  STOCK  SALE  PRICE
          --------------------------
                HIGH     LOW
                -------  ------
1996
--------------
First Quarter     5-3/8   3-1/2
Second Quarter        5   2-1/2
Third Quarter     3-1/8   1-1/4
Fourth Quarter    1-3/4       1

1997
--------------
First Quarter     1-7/8       1
Second Quarter    2-1/4  1-5/32
Third Quarter   1-11/16   1-1/4
Fourth Quarter    1-1/2   1-1/8


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

ITEM  6.  SELECTED  FINANCIAL  DATA


YEAR ENDED DECEMBER 31,                            1997      1996         1995      1994      1993
                                                -------   -------   ----------   -------   -------
                                                                    (In thousands)

SERVICE FEES AND REVENUE                        $47,631   $48,031   $   45,162   $40,825   $33,911
                                                -------   -------   ----------   -------   -------

OPERATING COSTS AND EXPENSES:
     Direct operating costs                      25,629    26,283       25,409    21,690    18,126
     Selling and administrative expenses         19,410    20,530       23,273    19,272    15,468
     Deferred compensation expense                    -       295        2,946       901         -
     Interest expense (net of interest income)      719     1,008          950       628       586
                                                -------   -------   ----------   -------   -------

                    Total                        45,758    48,116       52,578    42,491    34,180
                                                -------   -------   ----------   -------   -------

INCOME (LOSS) FROM OPERATIONS                     1,873       (85)      (7,416)   (1,666)     (269)

OTHER INCOME (EXPENSE)                                -       288          468        93       (40)
                                                -------   -------   ----------   -------   -------

INCOME (LOSS) BEFORE INCOME
     TAXES AND EQUITY IN NET
     (LOSS) INCOME OF AFFILIATE                   1,873       203       (6,948)   (1,573)     (309)

INCOME TAXES (BENEFIT)                              299       526         (708)      (62)      105
                                                -------   -------   ----------   -------   -------

INCOME (LOSS) BEFORE
     EQUITY IN NET (LOSS)
     INCOME OF AFFILIATE                          1,574      (323)      (6,240)   (1,511)     (414)

EQUITY IN NET (LOSS)
   INCOME OF AFFILIATE                           (1,146)     (184)         422        89       218
                                                -------   -------   ----------   -------   -------

NET INCOME (LOSS)                               $   428   $  (507)  $   (5,818)  $(1,422)  $  (196)
                                                =======   =======   ==========   =======   =======

BASIC AND DILUTED NET
   INCOME (LOSS) PER SHARE                         $.03     $(.03)       $(.42)    $(.11)    $(.02)
                                                   ====     =====        =====     =====     =====

WEIGHTED AVERAGE
    SHARES OUTSTANDING                           14,555    14,622       13,911    12,849    12,240
                                                =======   =======   ==========   =======   =======



DECEMBER 31,                                       1997      1996         1995      1994      1993
                                                -------   -------   ----------   -------   -------
                                                                   (In thousands)

TOTAL ASSETS                                    $18,312   $20,679   $   26,297   $25,494   $16,732
TOTAL LIABILITIES                                11,683    14,743       21,540    15,613    11,516
STOCKHOLDERS' EQUITY                              6,629     5,936        4,757     9,881     5,216

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS  OF  OPERATIONS

General

     The Company provides real-time financial market data, fundamental research, charting and analytical services to both institutional and individual investors. The Company also redistributes news and third party data base information from more than 100 sources worldwide. The Company's lead products include MarkeTrack, Dial/Data, Track OnLine, NewsWatch and NewsWeb. Its AIQ Systems division provides expert systems software, including artificial intelligence products for market timing and stock selection.

YEAR  ENDED  DECEMBER  31,  1997  AND  1996

     Revenues for the year ended December 31, 1997 and 1996 were $47,631,000 and $48,031,000, respectively.

     Direct operating costs were $25,629,000 for 1997 and $26,283,000 for the similar period in 1996. Direct operating costs as a percentage of revenues were 54% in 1997 and 55% in 1996. Direct operating costs include direct payroll, direct telecommunication costs, computer supplies, depreciation, equipment lease expense and the amortization of software development costs.

     Selling and administrative expenses were $19,410,000 and $20,530,000 in the 1997 and 1996 periods, respectively, a decrease of 5% in the 1997 period from the 1996 period. Selling and administrative expenses as a percentage of revenues was 41% in 1997 and 43% in 1996. The dollar and percentage decrease primarily reflects a reduction of approximately $900,000 in salary expense, as well as reductions in advertising, communications and other office expenses, offset by a charitable contribution of Innodata common stock of $690,000.

     Deferred compensation expense was $295,000 in 1996 related to the Company's phantom stock plan which was discontinued as of March 31, 1996.

     Net interest expense decreased to 719,000 in the 1997 period compared to $1,008,000 in 1996 due to decreased borrowings.

     Other income was $288,000 in 1996, resulting principally from Innodata Corporation common stock placed in a trust to satisfy obligations to employees. The gain represents the difference between the carrying value of such securities and the market price at date of disposition.

     The income tax expense in the 1996 period of $526,000 is due principally to an increase in the Company's deferred tax valuation allowance and in both 1997 and 1996, losses from Newsware for which no tax benefit was available to the Company.

     As a result of the above mentioned factors, the Company realized income before equity in net loss of an affiliate of $1,574,000 in the 1997 period compared to a loss before equity in net loss of an affiliate of $(323,000) in 1996.

     The equity in net loss from an affiliate, Innodata Corporation, was $1,146,000 in the 1997 period and $184,000 in 1996. The 1997 loss included a significant charge by the affiliate for restructuring costs and an asset impairment write-down as well as losses on foreign currency futures contracts. As a result of this loss the Company's net income was reduced to $428,000 for the year ended December 31, 1997.


YEARS  ENDED  DECEMBER  31,  1996  AND  1995

     For the year ended December 31, 1996, the Company's revenues were $48,031,000, an increase of 6% over revenues for the similar period in 1995 of $45,162,000. The increase in revenues is primarily attributable to an increase in the subscriber base for the Company's Dial/Data service.

     Direct operating costs were $26,283,000 for the year ended December 31,1996 and $25,409,000 for the similar period in 1995, an increase of 3%. Direct operating costs as a percentage of revenues was 55% in 1996 and 56% in 1995.

     Selling and administrative expenses were $20,530,000 and $23,273,000 in the years 1996 and 1995, respectively, a decrease of 12%. Selling and administrative expenses as a percentage of revenues was 43% in 1996 and 52% in 1995. The dollar and percentage decrease primarily reflects a charitable contribution expense of approximately $800,000 in 1995, a reduction of approximately $1,200,000 in salary expense for the Company's Chairman in 1996 as compared to 1995, reduced salaries and bonuses of $400,000, the write off of approximately $200,000 in Track Data Japan that closed operations during 1995 and operating expenses for the Japan offices in 1995 with no such expenses in 1996.

     The Company incurred deferred compensation expense of $295,000 in 1996 and $2,946,000 in 1995. This change relates to the Company's phantom stock plan which was discontinued as of March 31, 1996. The underlying 835,905 shares of the Company's common stock and 74,281 shares of Innodata Corporation common stock to which certain employees were vested were placed in a trust for the benefit of the participants. Accordingly, future changes in the market price of the respective stocks will not be reflected as changes in deferred compensation expense.

     Other income was $288,000 for the year ended December 31, 1996 and $468,000 for the year ended December 31, 1995. The income in 1995 and 1996 resulted principally from gains from Innodata Corporation common stock given as charitable contributions in 1995, and gains from Innodata shares given to the Company's Phantom Stock Plan Trust in 1996. The gain represents the difference between the carrying value of such securities and the market price at date of disposition.

     The income tax expense in the 1996 period of $526,000 is due principally to an increase in the Company's deferred tax valuation allowance. In 1995, the income tax benefit was lower than the federal statutory rate as the loss incurred by Track and Newsware as S corporations provided no corporate tax benefit.

     As a result of the above mentioned factors, the Company realized a net loss of $507,000 in 1996 compared to a loss of $5,818,000 in 1995, which included equity in the net loss of an affiliate of $184,000 in 1996 and equity in net income from that affiliate of $422,000 in 1995.


LIQUIDITY  AND  CAPITAL  RESOURCES

     During the years ended December 31, 1997 and 1996 cash provided by operating activities was $6,108,000 and $4,106,000, respectively. The increase was due principally to increased income from operations. Cash flows used in investing activities was $1,488,000 and $1,165,000 for the years ended December 31, 1997 and 1996, respectively. Purchases of fixed assets decreased by $412,000 in 1997 compared to 1996, offset by increased payments of related party debt. Cash used in financing activities was $4,094,000 and $4,855,000 for the years ended December 31, 1997 and 1996, respectively. The decrease in 1997 is primarily due to lower payments on bank debt offset by increased purchases of treasury stock.

     The Company has a line of credit with a bank. The line is collateralized by the assets of the Company and is guaranteed by its principal stockholder. Interest is charged at 1.75% above the bank's prime rate and is due on demand. The Company may borrow up to 80% of eligible accounts receivable and is required to maintain a compensating balance of 10% of the outstanding loans. The line of credit is sufficient for the Company's cash requirements. There are no major capital expenditures anticipated beyond the normal replacement of equipment and additional equipment to meet customer requirements.

     The Company has initiated a program to prepare computer systems and applications for the Year 2000. The Company expects to incur internal staff costs as well as consulting and other expenses related to infrastructure and facilities enhancements necessary to prepare the systems for the Year 2000. A portion of such costs are not likely to be incremental costs to the Company, but rather will represent the redeployment of existing information technology resources. The Company is also communicating with customers and suppliers with whom it conducts business to help identify and resolve the Year 2000 issue. It is possible that if all aspects of the Year 2000 issues are not adequately resolved by these parties, the Company's future business operations and, in turn, its financial position and results of operations could be negatively impacted. Management has not yet quantified the Year 2000 compliance and other related expenses, however, management believes these costs will not have a material affect on its financial position.


INFLATION  AND  SEASONALITY

     To date, inflation has not had a significant impact on the Company's operations. The Company's revenues are not affected by seasonality.

ITEM  8.  FINANCIAL  STATEMENTS

     INDEX  TO  FINANCIAL  STATEMENTS
                                                                 PAGE
                                                                 --------

TRACK DATA CORPORATION AND SUBSIDIARIES

Independent Auditors' Report                                     II-7

Consolidated Balance Sheets as of December 31, 1997 and 1996     II-8

Consolidated Statements of Operations for the three years ended II-9 December 31, 1997, 1996 and 1995

Consolidated Statements of Stockholders' Equity for the three    II-10
years ended December 31, 1997, 1996 and 1995

Consolidated Statements of Cash Flows for the three years ended II-11 December 31, 1997, 1996 and 1995

Notes to Consolidated Financial Statements                       II-12-21


INNODATA CORPORATION AND SUBSIDIARIES - SIGNIFICANT SUBSIDIARY

Independent Auditors' Reports                                    II-22-23

Consolidated Balance Sheets as of December 31, 1997 and 1996     II-24

Consolidated Statements of Operations for the three years ended II-25 December 31, 1997

Consolidated Statements of Stockholders' Equity for the three    II-26
years ended December 31, 1997

Consolidated Statements of Cash Flows for the three years        II-27
ended December 31, 1997

Notes to Consolidated Financial Statements                       II-28-36

                         INDEPENDENT AUDITORS' REPORT



Board  of  Directors  and  Stockholders
     Track  Data  Corporation


We have audited the accompanying consolidated balance sheets of Track Data Corporation and subsidiaries (the "Company") as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Track Data Corporation and subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.


Grant  Thornton  LLP
Melville,  New  York
February  27,  1998

                    TRACK DATA CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                          DECEMBER 31, 1997 AND 1996

                                                                                         1997          1996
                                                                                  -----------   -----------

ASSETS

CASH AND EQUIVALENTS                                                              $   579,214   $    65,589

ACCOUNTS RECEIVABLE - net of allowance for doubtful accounts of
     $159,000 in 1997 and $154,000 in 1996  (Note A)                                1,955,142     1,642,631

FIXED ASSETS - at cost (net of accumulated depreciation) (Notes A, B and H)         8,876,718     9,656,201

SOFTWARE - at cost (net of  accumulated amortization of $5,650,952 in 1997
     and $5,488,946 in 1996)  (Note A)                                                231,967       370,482

DATABASE COSTS - at cost (net of accumulated amortization of $970,050 in
     1997 and $808,342 in 1996)  (Note A)                                             647,171       808,880

INVESTMENT IN AFFILIATE  (Notes A, C and L)                                           741,285     2,577,662

DUE FROM RELATED PARTIES  (Note D)                                                    246,867       217,746

EXCESS OF COST OVER NET ASSETS ACQUIRED (Note A)                                    3,312,613     3,581,029

NET DEFERRED INCOME TAX ASSETS  (Notes A and G)                                       585,000       320,000

OTHER ASSETS                                                                        1,136,654     1,438,657
                                                                                  -----------   -----------

TOTAL                                                                             $18,312,631   $20,678,877
                                                                                  ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
     Accounts payable and accrued expenses                                        $ 4,408,042   $ 4,544,317
     Note payable - bank  (Note E)                                                  2,373,199     2,787,082
     Acquisition notes payable                                                              -       208,333
     Notes payable - other  (Note F)                                                  664,824     2,444,357
     Capital lease obligations  (Note H)                                            3,121,502     4,185,017
     Unearned revenues  (Note A)                                                      200,077       255,614
     Other liabilities, including income taxes  (Notes G and I)                       915,554       317,768
                                                                                  -----------   -----------

                    Total liabilities                                              11,683,198    14,742,488
                                                                                  -----------   -----------

COMMITMENTS AND CONTINGENCIES  (Notes H and L)

STOCKHOLDERS' EQUITY (Notes A, I, J, K and L)
     Common stock - $.01 par value; 30,000,000 shares authorized; issued and
          outstanding - 14,308,967 shares in 1997 and 14,782,552 shares in 1996       143,090       147,826
     Additional paid-in capital                                                    14,417,325    14,125,989
     Foreign currency translation adjustment                                           22,999        44,085
     Deficit                                                                       (7,953,981)   (8,381,511)
                                                                                  -----------   -----------

                    Total stockholders' equity                                      6,629,433     5,936,389
                                                                                  -----------   -----------

TOTAL                                                                             $18,312,631   $20,678,877
                                                                                  ===========   ===========

 See  notes  to  consolidated  financial  statements.

                    TRACK DATA CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995





                                                          1997          1996          1995
                                                   -----------   -----------   -----------

SERVICE FEES AND REVENUE  (Note A)                 $47,630,842   $48,030,735   $45,161,850
                                                   -----------   -----------   -----------

OPERATING COSTS AND EXPENSES:
     Direct operating costs                         25,628,664    26,283,146    25,408,571
     Selling and administrative expenses            19,409,969    20,529,636    23,273,086
     Deferred compensation expense  (Note I)                 -       294,893     2,946,128
     Interest expense (net of interest income
           of $41,630, $148,788 and $225,134
           in 1997, 1996 and 1995,  respectively)      719,246     1,008,083       950,084
                                                   -----------   -----------   -----------

                    Total                           45,757,879    48,115,758    52,577,869
                                                   -----------   -----------   -----------

INCOME (LOSS) FROM OPERATIONS                        1,872,963       (85,023)   (7,416,019)
                                                   -----------   -----------   -----------

OTHER INCOME:
     Gain on securities                                      -       288,419       452,518
     Other                                                   -             -        15,627
                                                   -----------   -----------   -----------

                                                             -       288,419       468,145
                                                   -----------   -----------   -----------

INCOME (LOSS) BEFORE INCOME
     TAXES AND EQUITY IN NET
     (LOSS) INCOME OF AFFILIATE                      1,872,963       203,396    (6,947,874)

INCOME TAXES (BENEFIT) (Notes A and G)                 299,433       525,969      (707,926)
                                                   -----------   -----------   -----------

INCOME (LOSS) BEFORE EQUITY
      IN NET (LOSS) INCOME
      OF AFFILIATE                                   1,573,530      (322,573)   (6,239,948)

EQUITY IN NET (LOSS) INCOME
      OF AFFILIATE (Notes A and C)                  (1,146,000)     (184,355)      421,627
                                                   -----------   -----------   -----------

NET INCOME (LOSS)                                  $   427,530   $  (506,928)  $(5,818,321)
                                                   ===========   ===========   ===========


BASIC AND DILUTED NET INCOME
      (LOSS) PER SHARE (Note A)                           $.03         $(.03)        $(.42)
                                                          ====         =====         =====

WEIGHTED AVERAGE NUMBER
      OF SHARES OUTSTANDING                         14,555,000    14,622,000    13,911,000
                                                   ===========   ===========   ===========

 See  notes  to  consolidated  financial  statements.

                    TRACK DATA CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                    UNREALIZED
                                                                    GAIN ON       FOREIGN
                                                      ADDITIONAL    AVAILABLE-    CURRENCY       RETAINED
                                           COMMON     PAID-IN       FOR-SALE      TRANSLATION    EARNINGS
                                           STOCK      CAPITAL       SECURITIES    ADJUSTMENT        (DEFICIT)
                                           --------   -----------   -----------   ------------   -----------

BALANCE, JANUARY 1, 1995                   $138,635   $ 9,487,344   $   112,230   $    109,855   $    32,436

     Contribution of common
           stock to charity                   1,000       599,000

     Issuance of common stock to
            Company pension plan                200       104,800

     Purchase and retirement
            of treasury stock                   (65)      (22,504)

     Foreign currency
            translation adjustment                                                     (50,338)

     Unrealized gain on available-
            for-sale securities                                          62,571

     Net loss                                                                                     (5,818,321)
                                           --------   -----------   -----------   ------------   -----------

BALANCE, DECEMBER 31, 1995                  139,770    10,168,640       174,801         59,517    (5,785,885)

     Issuance of common stock to
         Trust in satisfaction of Track
         phantom stock plan                   8,359     3,836,703

     Issuance of common stock in
         satisfaction of bonus obligation       624       233,377

     Purchase and retirement of
          treasury stock                       (927)     (112,731)

     Foreign currency translation
          adjustment                                                                   (15,432)

     Dividend paid to Track sole
           stockholder                                                                            (2,088,698)

     Realized gain on transfer of
           affiliate shares to Trust                                   (174,801)

     Net loss                                                                                       (506,928)
                                           --------   -----------   -----------   ------------   -----------

BALANCE, DECEMBER 31, 1996                  147,826    14,125,989             -         44,085    (8,381,511)

    Contribution of loan
           payable to stockholder                       1,025,313

     Purchase and retirement of
           treasury stock                    (4,736)     (733,977)

     Foreign currency translation
           adjustment                                                                  (21,086)

     Net income                                                                                      427,530
                                           --------   -----------   -----------   ------------   -----------

BALANCE, DECEMBER 31, 1997                 $143,090   $14,417,325   $         -   $     22,999   $(7,953,981)
                                           ========   ===========   ===========   ============   ===========

 See  notes  to  consolidated  financial  statements.

                    TRACK DATA CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                             1997          1996          1995
                                                                      -----------   -----------   -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                $   427,530   $  (506,928)  $(5,818,321)
     Adjustments to reconcile net income (loss) to net
       cash provided by
          operating activities:
          Depreciation and amortization                                 3,656,987     3,580,610     4,310,552
          Equity in net loss (income) of affiliate                      1,146,000       184,355      (421,627)
          Deferred compensation                                                 -       294,893     2,946,128
          Profit sharing and charitable contributions paid in stock       397,800             -       889,983
          Loss (gain) on contribution of stock of affiliate               292,577             -       (95,851)
          Gain on sale of marketable securities                                 -      (335,340)     (283,804)
          Loss on investment in Track Data Japan                                -             -       179,976
          Deferred taxes                                                 (265,000)      727,419      (731,919)
          Provision for doubtful accounts                                       -             -       455,000
          Other                                                            33,137        52,185       (40,883)
          Changes in operating assets and liabilities:
                Accounts receivable                                      (312,511)      553,906      (405,822)
                Other assets                                              227,967      (147,380)      407,378
                Accounts payable and accrued expenses                      33,598        70,818       739,605
                Other liabilities                                         469,998      (368,688)     (101,799)
                                                                      -----------   -----------   -----------

                    Net cash provided by operating activities           6,108,083     4,105,850     2,028,596
                                                                      -----------   -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of fixed assets                                            (591,531)   (1,003,600)   (1,885,269)
     Payments from related parties                                         14,909       748,661     2,319,124
     Payments to related parties                                         (949,895)     (777,073)   (2,413,681)
     Payment from (to) others                                              48,167       (25,450)       84,148
     Proceeds from sale of marketable securities                                -             -       557,297
     Purchase of marketable securities                                    (10,000)      (76,931)            -
     Purchase of shares of affiliate                                            -       (30,650)            -
     Acquisition costs                                                          -             -    (2,175,582)
                                                                      -----------   -----------   -----------

                    Net cash used in investing activities              (1,488,350)   (1,165,043)   (3,513,963)
                                                                      -----------   -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments under capital lease obligations                          (2,782,015)   (2,756,554)   (2,348,426)
     Net (payments) proceeds from note payable - bank                    (413,883)   (1,657,369)      841,254
     Net (payments) proceeds on notes payable - other                     (18,231)      (27,045)       35,724
     Net proceeds (payments) on loans from employee
          savings program                                                  66,991       (49,932)      129,586
     Payments of acquisition notes                                       (208,333)     (250,000)     (250,000)
     Purchase of treasury stock                                          (738,713)     (113,658)      (22,569)
                                                                      -----------   -----------   -----------

                    Net cash used in financing activities              (4,094,184)   (4,854,558)   (1,614,431)
                                                                      -----------   -----------   -----------

EFFECT OF EXCHANGE RATE DIFFERENCES
   ON CASH                                                                (11,924)      (39,156)      (48,407)
                                                                      -----------   -----------   -----------

NET INCREASE (DECREASE) IN CASH
   AND EQUIVALENTS                                                        513,625    (1,952,907)   (3,148,205)

CASH AND EQUIVALENTS, BEGINNING OF YEAR                                    65,589     2,018,496     5,166,701
                                                                      -----------   -----------   -----------

CASH AND EQUIVALENTS, END OF YEAR                                     $   579,214   $    65,589   $ 2,018,496
                                                                      ===========   ===========   ===========

SUPPLEMENTAL DISCLOSURES
   OF CASH FLOW INFORMATION:
     Cash paid for:   Interest                                        $   698,093   $   910,113   $ 1,010,821
                              Income taxes                                 18,094        31,629       139,969

SUPPLEMENTAL SCHEDULE OF NONCASH
   INVESTING AND FINANCING ACTIVITIES:
     Equipment acquisitions financed by capital leases                $ 1,717,311   $ 2,401,000   $ 3,531,746
     Payment of dividend by distribution
        of related party receivables                                            -     2,088,698             -

 See  notes  to  consolidated  financial  statements.

                    TRACK DATA CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

A.  THE  COMPANY  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION--Track Data Corporation ("TDC") and its subsidiaries (the "Company") provide sophisticated market information services to the investment community and news services to the investment community and to corporate environments under continuing contracts, and lease dedicated communication lines to customers which link such customers to databases on a real-time basis. The Company, like other entities involved in businesses similar to leasing, uses a non-classified balance sheet because such presentation appropriately reflects the Company's operations. Its operating cycle is not the conventional one-year period.

On March 31, 1996, Track Data Corporation ("Track"), a principal stockholder of Global Market Information, Inc. ("Global"), merged into Global and the name of Global was changed to Track Data Corporation ("TDC" or the "Company"). Pursuant to the merger (the "Merger"), Global issued 12,000,000 shares of its common stock in exchange for all of the outstanding stock of Track. Global, as the surviving corporation, assumed all of Track's assets, liabilities and obligations.

On November 7, 1997, the Chairman and principal stockholder of the Company transferred his 100% ownership in Newsware, Inc. ("NW") to the Company for no consideration. NW owed the Chairman approximately $1,025,000, which was contributed to capital prior to this transaction, and NW owed the Company approximately $1,200,000, net of reserves, at the time of this transaction. NW is a provider of on-line news information services.

For accounting purposes, the Merger in 1996 and the subsequent contribution of NW in 1997 (collectively, the "Mergers") were treated as combinations of entities under common control similar to pooling-of-interests. Accordingly, the historical financial position and results of operations of Track, Global and Newsware have been combined for all periods presented.

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

EXCESS OF COST OVER NET ASSETS ACQUIRED--The unamortized excess of the purchase price of acquired businesses over the fair value of net assets on the
dates of acquisition amounts to $3,312,613                 and $3,581,028, net
of accumulated amortization of $1,081,292 and $812,877 as of December 31, 1997 and 1996, respectively. The unamortized excess is being amortized on the straight-line basis over ten to fifteen years. Management assesses the recoverability of the remaining unamortized costs based principally upon a comparison of the carrying value of the asset to the undiscounted expected future cash flows to be generated by the asset. If management concludes that the asset is impaired, its carrying value is adjusted to its net realizable value.

REVENUE RECOGNITION--The Company recognizes revenue as services are performed. Billings in advance of services provided are recorded as unearned revenues. All other revenues collected in advance of services are deferred until services are rendered.

FOREIGN CURRENCY TRANSLATION--The Company has several divisions which operate in foreign countries for which the functional currency is not U.S. dollars. Balance sheet accounts are translated at the exchange rates in effect at December 31, 1997 and 1996, and the income statement accounts are translated at the weighted average rates prevailing during the years ended December 31, 1997, 1996 and 1995. Unrealized foreign exchange gains and losses resulting from this translation are included as a separate component of stockholders' equity.

INCOME TAXES--Through the date of the Mergers, Track and Newsware had elected to be treated as S Corporations. As a result, federal and certain state income taxes attributable to Track or Newsware were payable by their stockholders. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future. Such deferred income tax asset and liability computations are based on enacted tax laws and rates applicable to periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense (benefit) is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities. Deferred taxes have been provided for temporary differences between financial and tax reporting.

INVESTMENT IN AFFILIATE--The Company's investment in Innodata Corporation ("Innodata"), a publicly traded company whose Chairman is also the Chairman of the Company, is accounted for using the equity method under which the Company's share of the affiliate's earnings (or losses) is included in its results of operations. Innodata performs data entry, coding, indexing and abstracting services tailored to customer requirements.

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

EARNINGS PER SHARE--In 1997, the Company adopted SFAS No. 128, "Earnings Per Share," which requires public companies to present basic earnings per share and, if applicable, diluted earnings per share. In accordance with SFAS No.128, all comparative periods have been restated as of December 31, 1997. Basic earnings per share is based on the weighted average number of common shares outstanding without consideration of potential common stock. Diluted earnings per share is based on the weighted average number of common and potential common shares outstanding. The calculation takes into account the shares that may be issued upon exercise of stock options, reduced by the shares that may be repurchased with the funds received from the exercise, based on the average price during the year.

NEW PRONOUNCEMENTS NOT YET ADOPTED--In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, "Reporting Comprehensive Income," which is effective for the Company's fiscal year ending December 31, 1998. The statement addresses the reporting and displaying of comprehensive income and its components. Earnings per share will only be reported for net income and not for comprehensive income. Adoption of SFAS No. 130 relates to disclosure within the financial statements and is not expected to have a material effect on the Company's financial statements.


B.  FIXED  ASSETS

Fixed  assets  consist  of  the  following  at  December  31,  1997  and 1996:

                                      1997         1996

Equipment                      $30,981,623  $28,846,940
Telephone system                   642,103      589,832
Furniture and fixtures             941,206      904,643
Transportation equipment            92,241      105,980
Leasehold improvements           1,956,391    1,947,461
                               -----------  -----------

                                34,613,564   32,394,856
Less accumulated depreciation
     and amortization           25,736,846   22,738,655
                               -----------  -----------

Fixed assets - net             $ 8,876,718  $ 9,656,201
                               ===========  ===========


Equipment financed by capital leases has a net carrying value of $5,910,644 and $6,445,636 at December 31, 1997 and 1996, respectively. Depreciation and amortization expense (including assets held under capital leases) for the years ended December 31, 1997, 1996 and 1995 was $3,023,594, $2,908,573 and
$2,965,853,  respectively.


C.  INVESTMENT  IN  AFFILIATE

As discussed in Note A, the Company has an equity interest in Innodata of 14%, 28% and 28% at December 31, 1997, 1996 and 1995, respectively, which is carried at the Company's equity in the underlying net assets. In December 1997, the Company reduced its holdings in Innodata to 14% by making a charitable contribution of such shares.

Summarized  information  for  Innodata  is  as  follows:

                          1997          1996          1995

Total assets       $10,029,247   $12,416,296   $12,538,694
Total liabilities    4,775,114     2,938,825     2,791,039
Revenues            20,116,935    20,536,448    20,767,405
Net (loss) income   (4,200,218)     (602,498)    1,511,388


The Company's equity in the net (loss) income of Innodata for the years ended December 31, 1997, 1996 and 1995 was $(1,146,000), $(184,355) and $421,627,
respectively.

D.  DUE  FROM  RELATED  PARTIES

The  amounts  due  from  related  parties  consists  of:

                                     1997      1996

Majority stockholder  (a)        $ 54,620  $ 69,529
Hertz Investors Group I  (a)(c)    11,837    11,150
Hertz Investors Group II (b)(c)   147,829   116,317
Track Leasing (a)(c)               23,724    20,393
Other                               8,857       357
                                 --------  --------

Total                            $246,867  $217,746
                                 ========  ========

(a)          Noninterest-bearing  and  unsecured.
(b)          Bears  interest  at  2.5%  and  is  unsecured.
(c)          Related  by  ownership  controlled  by  the  Company's  Chairman.


Interest income recognized on amounts due from related parties was $23,063, $18,750 and $67,300 for the years ended December 31, 1997, 1996 and 1995, respectively.


E.  NOTE  PAYABLE  -  BANK

The note payable - bank bears interest at 1.75% above the bank's prime rate (8.50% at December 31, 1997) and is due on demand. The note is collateralized by substantially all of the Company's assets and is guaranteed by its principal stockholder. The Company may borrow up to 80% of eligible accounts receivable and is required to maintain a compensating cash balance of not less than 10% of the outstanding loan obligation. At December 31, 1997 and at times during the year, the Company did not meet these requirements. These requirements were waived by the bank for the year ended December 31, 1997.

F.  NOTES  PAYABLE  -  OTHER

Notes  payable - other consist of the following at December 31, 1997 and 1996:

                     1997        1996

Related parties  $      -  $1,761,303
Other             664,824     683,054
                 --------  ----------

Total            $664,824  $2,444,357
                 ========  ==========


RELATED PARTIES--The loans payable to related parties were due to various individuals and entities related by ownership controlled by the Company's Chairman at interest rates ranging from 6 to 9.5 percent per annum.

Interest expense on amounts due to related parties was $62,048, $174,582 and $157,585 for the years ended December 31, 1997, 1996 and 1995, respectively.

OTHER--Notes payable - other (i) are due on demand, (ii) bear interest at rates ranging from 9 to 10 percent per annum, and (iii) approximately $140,000 is guaranteed by the Company's Chairman.


G.  INCOME  TAXES

The  components  of  the  provision  for  income  taxes  are  as  follows:


                                                1997       1996       1995
Federal:
     Current                               $ 355,000   $162,000  $       -
     Deferred                               (225,000)   285,000   (350,000)
                                           ----------  --------  ----------

     Total federal                           130,000    447,000   (350,000)
                                           ---------   --------  ----------

State and local:
     Current                                 209,433     29,000     23,993
     Deferred                                (40,000)    49,969   (381,919)
                                           ----------  --------  ----------

     Total state and local                   169,433     78,969   (357,926)
                                           ---------   --------  ----------

Provision for (benefit from) income taxes  $ 299,433   $525,969  $(707,926)
                                           =========   ========  ==========

Reconciliation of the U.S. statutory rate with the Company's effective tax rate is summarized as follows:

                                                1997      1996    1995
Federal statutory rate                          34.0%     34.0%  (34.0)%

State and local income taxes                    15.4         -       -
Subchapter S losses not available to
     the Company                                14.2     376.5    28.0

Utilization of net operating loss carryforward (23.6)   (469.7)      -

Increase in valuation allowance                    -   2,735.0       -

Other                                            1.2      86.5    (4.8)
                                                ----   -------   -----

Effective rate                                  41.2%  2,762.3%  (10.8)%
                                                ====   =======   =====

The  components  of  the  Company's  net  deferred  taxes  are  as  follows:

                                                                     1997          1996         1995
Deferred tax assets:
   Net operating loss carryforwards                            $  669,000   $   810,600   $  986,000
   Deferred compensation                                        1,491,500     1,491,500      298,573
   Excess tax basis over book basis of investment                 157,000             -            -
   Other (principally reserves for uncollectible accounts)        327,500       326,278       73,156
                                                               ----------   -----------   ----------
                                                                2,645,000     2,628,378    1,357,729
   Less valuation allowance                                     1,000,000     1,000,000            -
                                                               ----------   -----------   ----------
                                                                1,645,000     1,628,378    1,357,729
                                                               ----------   -----------   ----------
Deferred tax liabilities:
   Unrealized gain on Innodata shares                                   -       (70,890)           -
   Accelerated depreciation for tax                              (745,000)     (742,288)     (76,310)
   Excess of book basis over cost of investment in affiliate            -      (143,590)     (40,000)
   Amortization of software and database costs
      deducted for tax, not for financial reporting              (315,000)     (351,610)    (204,000)
                                                               ----------   -----------   ----------

                                                               (1,060,000)   (1,308,378)    (320,310)
                                                               ----------   -----------   ----------

Net deferred tax asset                                         $  585,000   $   320,000   $1,037,419
                                                               ==========   ===========   ==========


The valuation allowance in 1997 and 1996 reduces total deferred tax assets to an amount management believes will likely be realized. As of December 31, 1997, the Company has net operating loss carryforwards for Federal income tax purposes totaling approximately $1,375,000 which expire $785,000 in 2010 and $590,000 in 2011. These net operating losses may be limited to annual use based on IRS regulations.


H.  COMMITMENTS  AND  CONTINGENCIES

The Company is obligated under various lease agreements covering office space and computer equipment. The lease agreements for office space contain escalation clauses based principally on increases in real estate taxes, building maintenance and utility costs. A summary of such commitments as of December 31, 1997 follows:


                                   OPERATING LEASESES
                            ----------------------------------
YEAR ENDING                 OFFICE      COMPUTER                CAPITAL
DECEMBER 31,                SPACE       EQUIPMENT   TOTAL       LEASES

1998                        $1,219,809  $  836,176  $2,055,985  $1,912,085
1999                         1,007,840     538,434   1,546,274   1,170,568
2000                           935,364     165,437   1,100,801     387,964
2001                           926,711      17,940     944,651           -
2002                           799,535      10,465     810,000           -
Thereafter                   1,271,099           -   1,271,099           -
                            ----------  ----------  ----------  ----------

Total                       $6,160,358  $1,568,452  $7,728,810   3,470,617
                            ==========  ==========  ==========
Less amounts representing
   interest                                                        349,115
                                                                ----------

Capital lease obligations                                       $3,121,502
                                                                ==========



Rent expense for the years ended December 31, 1997, 1996 and 1995 amounted to $1,609,920, $1,613,846 and $1,589,347 for office space and $1,570,977,
$1,943,633  and  $2,547,965  for  computer  equipment,  respectively.

The Company leased its office facilities in Brooklyn and Manhattan from limited partnerships owned by the Company's principal stockholder and members of his family. The Manhattan building was sold in 1998 and the property is now leased from an unaffiliated third party. The Company also guarantees the partnership's mortgage on the Brooklyn premises, having an unpaid balance of $1,750,020 at December 31, 1997. Certain financial covenants required in the mortgage have not been met. The partnership and the Company intend to renegotiate the terms of the mortgage. The Company paid these partnerships aggregate rent of $988,500, $979,857 and $978,077 for the years ended December 31, 1997, 1996 and 1995. The Brooklyn lease provides for the Company to pay $480,000 per annum. Other rentals aggregate approximately $1,000,000 per annum.


I.  DEFERRED COMPENSATION AND SAVINGS PLANS

Track had a deferred compensation plan pursuant to which certain employees are entitled to payments after termination of their employment. The plan was based on these employees having phantom stock units in Track. As the phantom stock units included a certain ownership in Global and Innodata, two publicly traded subsidiaries of Track, certain employees elected to receive a portion of their Track vested phantom units in shares of Global and Innodata. At December 31, 1994, the aggregate fair value of such benefit was $886,944. In March 1995, 6,460 of such shares were distributed to a participant.

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

In addition, the Company has an employee savings plan under which employees may make deposits to the savings plan and receive interest at the prime rate. Amounts due to employees under the plan aggregated $300,355 at December 31, 1997.


J.  CAPITAL  STOCK

COMMON STOCK--In August 1994, the Company sold, pursuant to a public offering, 1,380,000 shares of its common stock at $5.00 per share and 1,380,000 warrants ("Redeemable Warrants") at $.125 per warrant and realized net proceeds from the offering, after all expenses, of approximately $5,544,000. The Redeemable Warrants expired without exercise on August 10, 1997.

In connection with the offering, the Company sold to the underwriter for nominal consideration the right to purchase up to 120,000 shares of common stock at $7.625 per share through August 9, 1999. The underwriter's right to purchase common stock contains piggy-back registration rights through August 10, 2000 with respect to the underlying securities and a one-time demand registration right through August 10, 1999 at the Company's expense.

PREFERRED STOCK--The Company is authorized to issue up to 1,000,000 shares of $.01 par value preferred stock. The Board of Directors is authorized to fix the terms, rights, preferences and limitations of the preferred stock and to issue the preferred stock in series which differ as to their relative terms, rights, preferences and limitations. No preferred shares have been issued.

COMMON STOCK RESERVED--At December 31, 1997, the Company reserved for issuance 2,056,250 shares of its common stock as follows: (a) 1,936,250 shares pursuant to the Company's Stock Option Plans and options issued which were not granted under the plans; and (b) 120,000 shares issuable upon exercise of underwriter's warrants.


K.  STOCK  OPTIONS  AND  WARRANTS

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

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock Based Compensation." Accordingly, no compensation expense has been recognized for stock options granted to employees. Had compensation cost for the Company's stock option grants been determined based on the fair value at the grant date for awards in 1997, 1996 and 1995 consistent with the provisions of SFAS No. 123, the Company's net income (loss) and income (loss) per share would have been changed to the pro forma amounts as follows: net income would have been $277,052, or $.02 per share, in 1997, and net loss would have been $(776,623), or $(.05) per share, in 1996 and $(6,034,233), or $(.43) per share, in 1995.
The fair value of options at date of grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions: an expected life of four years; risk free interest rate of 6.4% in 1997, 6.4% in 1996 and of 6.2% in 1995; expected volatility of 25%; and a zero dividend yield. The effects of applying SFAS No. 123 in this proforma disclosure are not indicative of future disclosures. SFAS No. 123 does not apply to awards prior to 1995.


                                                    WEIGHTED-
                                                    AVERAGE      WEIGHTED-                WEIGHTED-   FAIR
                    PER SHARE                       REMAINING    AVERAGE                  AVERAGE     VALUE
                    RANGE OF          NUMBER        CONTRACTUAL  EXERCISE    NUMBER       EXERCISE    DATE OF
                    EXERCISE PRICES   OUTSTANDING   LIFE         PRICE       EXERCISABLE  PRICE       GRANT
                    ----------------  -----------   -----------  ----------  -----------  ----------  --------

Balance 1/1/95      $  4.75 - 5.0625      488,750       3        $     5.00       81,250  $     5.00
                                                                             ===========
       Canceled     $           5.00      (44,334)      3        $     5.00
       Repriced     $    4.75 - 5.00     (362,416)
       Repriced     $           3.00      362,416       3        $     3.00                           $    .76
       Granted      $    5.00 - 6.00       75,000       4        $     5.13                           $   1.60
                                      -----------

Balance 12/31/95    $           3.00      362,416       2        $     3.00      202,746  $     3.00
                    $    5.00 - 6.00      157,000       3        $     5.09       37,000  $     5.30
                                      -----------                            -----------
                                          519,416                                239,746
                                                                             ===========

       Canceled     $    2.00 - 5.00      (59,166)      3        $     3.33
       Granted and
          repriced  $    1.50 - 2.00      570,900       4        $     1.94                           $    .50
                                      -----------

Balance 12/31/96    $    1.50 - 3.00      896,150       3        $     2.35      614,311  $     2.44
                    $    5.00 - 6.00      135,000       2        $     5.10       71,666  $     5.17
                                      -----------                            -----------
                                        1,031,150                                685,977
                                                                             ===========

       Canceled     $    2.00 - 3.00      (99,600)      4        $     2.19
       Granted      $           2.00      242,500       5        $     2.00                           $    .50
                                      -----------

Balance 12/31/97    $    1.50 - 3.00    1,039,050       3        $     2.29      776,716  $     2.41
                    $    5.00 - 6.00      135,000       2        $     5.10      113,332  $     5.17
                                      -----------                            -----------
                                        1,174,050                                890,048
                                      ===========                            ===========




The options have a term of five years. No options have been exercised to date. The above table includes options to purchase 286,250 shares which were not granted pursuant to any plan, but contain the same conditions as those provided in the Plans.

L.  RETIREMENT  PLAN  AND  CONTRIBUTIONS

RETIREMENT  PLAN--The  Company has a profit sharing plan which qualifies under
Section 401(k) of the Internal Revenue Code. The plan covers substantially all employees who have completed six months of service. Company contributions to the plan are discretionary and vest at a rate of 20% after three years of service, and 20% each year thereafter until employees are fully vested after 7 years. The accrued contribution at December 31, 1997 is $72,000 and is included in accounts payable. Contributions to the plan for the years ended December 31, 1997, 1996 and 1995 were $54,468, $72,000 and $132,317, respectively.

CONTRIBUTIONS- In 1997, the Company made a charitable contribution of 600,000 shares of common stock of Innodata. In 1995, the Company made a charitable contribution of 100,000 shares of common stock of the Company and 50,000 shares of common stock of Innodata.

INDEPENDENT  AUDITORS'  REPORT



Board  of  Directors  and  Stockholders
Innodata  Corporation
Brooklyn,  New  York


We have audited the accompanying consolidated balance sheet of Innodata Corporation and subsidiaries as of December 31, 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Innodata Corporation and subsidiaries as of December 31, 1997, and the consolidated results of their operations and their consolidated cash flows for the year then ended in conformity with generally accepted accounting principles.



Grant  Thornton  LLP
Parsippany,  New  Jersey
March  4,  1998

INDEPENDENT  AUDITORS'  REPORT



Board  of  Directors  and  Stockholders
Innodata  Corporation
Brooklyn,  New  York


We have audited the accompanying consolidated balance sheet of Innodata Corporation and subsidiaries as of December 31, 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 1996. These financial
statements  are  the  responsibility  of  the  Company's  management.    Our
responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Innodata Corporation and subsidiaries as of December 31, 1996, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.



Margolin,  Winer  &  Evens  LLP
Garden  City,  New  York
March  14,  1997

                     INNODATA CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                          DECEMBER 31, 1997 AND 1996

                                                                        1997          1996
                                                                        -----------   -----------
ASSETS

CURRENT ASSETS:
  Cash and equivalents                                                  $ 1,969,852   $ 2,097,193
  Accounts receivable-net of allowance for doubtful
         accounts of $195,000 in 1997
         and $140,000 in 1996 (Note 10)                                   3,188,920     3,718,283
  Prepaid expenses and other current assets                                 825,586     1,130,510
  Deferred income taxes (Notes 1 and 3)                                     136,000       220,000
                                                                        -----------   -----------

               TOTAL CURRENT ASSETS                                       6,120,358     7,165,986

FIXED ASSETS-NET (NOTES 1, 2 AND 11)                                      2,909,619     3,617,939

GOODWILL (NOTES 1 AND 11)                                                   410,076     1,159,946

OTHER ASSETS                                                                589,194       472,425
                                                                        -----------   -----------

TOTAL                                                                   $10,029,247   $12,416,296
                                                                        ===========   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt (Note 5)                            $   122,450   $   208,298
  Accounts payable and accrued expenses                                   1,507,866     1,279,519
  Accrued salaries and wages                                                641,186       625,479
  Estimated loss on foreign currency contracts (Note 6)                   1,400,000             -
  Taxes, other than income taxes                                            357,008       278,569
                                                                        -----------   -----------

               TOTAL CURRENT LIABILITIES                                  4,028,510     2,391,865
                                                                        -----------   -----------

LONG-TERM DEBT, LESS CURRENT PORTION (NOTE 5)                                79,604       195,960
                                                                        -----------   -----------

DEFERRED INCOME TAXES (NOTES 1 AND 3)                                       667,000       351,000
                                                                        -----------   -----------

COMMITMENTS AND CONTINGENT LIABILITIES (NOTES 6, 7 AND 8)

STOCKHOLDERS' EQUITY (NOTES 6, 7, 8 AND 12):
  Common stock, $.01 par value-authorized 20,000,000 shares;
     issued 1,521,736 shares                                                 15,217        15,217
  Additional paid-in capital                                              8,870,731     8,855,131
  (Deficit) retained earnings                                            (3,449,218)      751,000
                                                                        -----------   -----------
                                                                          5,436,730     9,621,348
  Less: treasury stock - at cost; 26,400 shares
       in 1997 and 13,833 shares in 1996                                   (182,597)     (143,877)
                                                                        -----------   -----------

               TOTAL STOCKHOLDERS' EQUITY                                 5,254,133     9,477,471
                                                                        -----------   -----------

TOTAL                                                                   $10,029,247   $12,416,296
                                                                        ===========   ===========

 See  notes  to  consolidated  financial  statements

                     INNODATA CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                                                    1997          1996          1995
                                                             -----------   -----------   -----------

REVENUES (NOTE 10)                                           $20,116,935   $20,536,448   $20,767,405
                                                             -----------   -----------   -----------

OPERATING COSTS AND EXPENSES
     Direct operating costs                                   16,007,051    16,783,595    14,044,067
     Selling and administrative expenses                       5,283,891     4,799,739     4,344,793
     Restructuring costs and impairment of assets (Note 11)    1,500,000             -             -
     Unrealized loss on foreign currency contracts (Note 6)    1,400,000             -             -
     Interest expense                                             85,595        36,383        18,476
     Interest income                                             (59,384)     (123,771)     (151,319)
                                                             -----------   -----------   -----------

                    TOTAL                                     24,217,153    21,495,946    18,256,017
                                                             -----------   -----------   -----------

(LOSS) INCOME BEFORE PROVISION FOR INCOME TAXES               (4,100,218)     (959,498)    2,511,388

PROVISION FOR INCOME TAXES (BENEFIT) (NOTES 1 AND 3)             100,000      (357,000)    1,000,000
                                                             -----------   -----------   -----------

NET (LOSS) INCOME                                            $(4,200,218)  $  (602,498)  $ 1,511,388
                                                             ===========   ===========   ===========

BASIC (LOSS) INCOME PER SHARE (NOTES 1 AND 9)                     $(2.80)        $(.40)        $1.02
                                                                  ======         =====         =====

DILUTED (LOSS) INCOME PER SHARE (NOTES 1 AND 9)                   $(2.80)        $(.40)         $.97
                                                                  ======         =====         =====

 See  notes  to  consolidated  financial  statements

                     INNODATA CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                            ADDITIONAL   UNREALIZED    (DEFICIT)
                                            PAID-IN      LOSS ON       RETAINED      TREASURY
                        SHARES     AMOUNT   CAPITAL      SECURITIES    EARNINGS      STOCK       TOTAL
                        ---------  -------  -----------  -----------   -----------   ---------   -----------

JANUARY 1, 1995         1,492,424  $14,924  $ 8,527,302  $   (56,735)  $  (157,890)  $       -   $ 8,327,601

  Net income                    -        -            -            -     1,511,388           -     1,511,388

  Unrealized gain on
    available-for-sale
    securities                  -        -            -       52,543             -           -        52,543

  Purchase of
    treasury stock              -        -            -            -             -    (143,877)     (143,877)
                        ---------  -------  -----------  -----------   -----------   ---------   -----------

DECEMBER 31, 1995       1,492,424   14,924    8,527,302       (4,192)    1,353,498    (143,877)    9,747,655

  Net loss                      -        -            -            -      (602,498)          -      (602,498)

  Issuance of
    common stock
    upon exercise
    of stock
    options                 7,645       76       65,692            -             -           -        65,768

  Issuance of
    common stock
    as partial
    acquisition costs      21,667      217      193,736            -             -           -       193,953

  Warrant costs
     for consulting
     arrangement                -        -       68,401            -             -           -        68,401

  Redemption
     of available-for-
     sale securities            -        -            -        4,192             -           -         4,192
                        ---------  -------  -----------  -----------   -----------   ---------   -----------

DECEMBER 31, 1996       1,521,736   15,217    8,855,131            -       751,000    (143,877)    9,477,471

  Net loss                      -        -            -            -    (4,200,218)          -    (4,200,218)

  Warrant costs
    for consulting
    arrangement                 -        -       15,600            -             -           -        15,600

  Purchase of
    treasury stock              -        -            -            -             -     (38,720)      (38,720)
                        ---------  -------  -----------  -----------   -----------   ---------   -----------

DECEMBER 31, 1997       1,521,736  $15,217  $ 8,870,731  $         -   $(3,449,218)  $(182,597)  $ 5,254,133
                        =========  =======  ===========  ===========   ===========   =========   ===========

 See  notes  to  consolidated  financial  statements

                     INNODATA CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                     1997          1996          1995
                                                              ------------  -----------   -----------
OPERATING ACTIVITIES:
  Net (loss) income                                           $(4,200,218)  $  (602,498)  $ 1,511,388
  Adjustments to reconcile net (loss) income to net
    cash provided by operating activities:
    Depreciation and amortization                               1,321,555     1,372,731       972,669
    Restructuring costs and impairment of assets                1,500,000             -             -
    Unrealized loss on foreign currency contracts               1,400,000             -             -
    Deferred income taxes                                         400,000      (150,000)      240,000
    Changes in operating assets and liabilities:
      Accounts receivable                                         529,363     1,380,498    (2,299,781)
      Prepaid expenses and other current assets                   304,924      (479,251)     (462,274)
      Other assets                                               (116,769)     (271,413)      (46,957)
      Accounts payable and accrued expenses                      (104,330)      187,764      (103,117)
      Accrued salaries and wages                                   15,707       100,991       211,029
      Taxes, other than income taxes                               78,439        84,457        93,727
      Income taxes payable                                              -      (726,194)      537,938
                                                              ------------  -----------   -----------

         Net cash provided by operating activities              1,128,671       897,085       654,622
                                                              ------------  -----------   -----------

INVESTING ACTIVITIES:
  Expenditures for fixed assets                                (1,015,088)   (1,231,273)   (1,193,973)
  Payments in connection with acquisition                               -      (410,646)            -
  Short-term investments                                                -     1,240,000             -
                                                              ------------  -----------   -----------

        Net cash used in investing activities                  (1,015,088)     (401,919)   (1,193,973)
                                                              ------------  -----------   -----------

FINANCING ACTIVITIES:
  Proceeds from borrowings                                        577,000       626,014             -
  Proceeds from exercise of stock options                               -        65,768             -
  Purchase of treasury stock                                      (38,720)            -      (143,877)
  Payments of borrowings                                         (779,204)     (656,409)     (111,986)
  Redemption of preferred stock                                         -             -        (2,000)
                                                              ------------  -----------   -----------

         Net cash (used in) provided by financing activities     (240,924)       35,373      (257,863)
                                                              ------------  -----------   -----------

(DECREASE) INCREASE IN CASH AND EQUIVALENTS                      (127,341)      530,539      (797,214)
CASH AND EQUIVALENTS, BEGINNING OF YEAR                         2,097,193     1,566,654     2,363,868
                                                              ------------  -----------   -----------

CASH AND EQUIVALENTS, END OF YEAR                             $ 1,969,852   $ 2,097,193   $ 1,566,654
                                                              ===========   ===========   ===========

SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION
  Cash paid during the year for:
    Interest                                                  $    85,595   $    35,238   $    14,963

    Income taxes                                                        -       922,789       222,062

 See  notes  to  consolidated  financial  statements




INNODATA  CORPORATION  AND  SUBSIDIARIES
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
YEARS  ENDED  DECEMBER  31,  1997,  1996  AND  1995
---------------------------------------------------

1.          SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

     BUSINESS AND BASIS OF PRESENTATION - Innodata Corporation and subsidiaries (the "Company") performs data entry, data conversion, scanning, imaging and document management services, indexing and abstracting, and typesetting services tailored to customer requirements. The Company also offers medical transcription services to health care providers. The Company's services are principally performed in production facilities located in the Philippines, Sri Lanka, India and the United States. The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All intercompany transactions and balances have been eliminated in consolidation.

     On March 25, 1998, a one-for-three reverse stock split becomes effective. All share and per share amounts have been restated to reflect such stock split.

     USE OF ESTIMATES - In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

     REVENUE RECOGNITION - Revenue is recognized in the period in which the service is performed.

     WORK-IN-PROCESS - Work-in-process, included in other current assets, consists of actual labor and certain other costs incurred for uncompleted and unbilled projects.

     FOREIGN CURRENCY - The functional currency for the Company's production operations located in the Philippines, India and Sri Lanka is U.S. dollars. As such, transactions denominated in Philippine pesos, Indian and Sri Lanka rupees were translated to U.S. dollars at rates which approximate those in effect on transaction dates. Monetary assets and liabilities denominated in foreign currencies at December 31, 1997 and 1996 were translated at the exchange rate in effect as of those dates. In 1997, the Company recognized a gain of $125,000 resulting from such foreign currency translation. Exchange gains and losses in 1996 and 1995 resulting from such transactions were immaterial.

     STATEMENT OF CASH FLOWS - For financial statement purposes (including cash flows), the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. During 1996, the Company leased equipment under capital leases for approximately $237,000. Supplemental disclosure of non-cash investing and financing activities is as follows:

                                              1996

Acquisition costs                           $ 563,771
Common stock issued                          (153,125)
                                            ---------
Payments in connection with acquisition     $ 410,646
                                            =========


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

     GOODWILL - Goodwill arising from acquisition costs exceeding net assets acquired is being amortized on a straight-line basis over a 15 year period. Management assesses the recoverability of the remaining unamortized costs based principally upon a comparison of the carrying value of the asset to the undiscounted expected future cash flows to be generated by the asset whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If management concludes that the asset is impaired, its carrying value is adjusted to its net realizable value. See Note 11.

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

     (LOSS) INCOME PER SHARE - In 1997, the Company adopted SFAS No. 128, "Earnings Per Share," which requires public companies to present basic earnings per share and, if applicable, diluted earnings per share. In accordance with SFAS No.128, all comparative periods have been restated as of December 31, 1997. Basic earnings per share is based on the weighted average number of common shares outstanding without consideration of potential common stock. Diluted earnings per share is based on the weighted average number of common and potential common shares outstanding. The calculation takes into account the shares that may be issued upon exercise of stock options, reduced by the shares that may be repurchased with the funds received from the exercise, based on average prices during the year. In addition, earnings per share have been restated to reflect a one-for-three reverse stock split that is effective on March 25, 1998.

2.          FIXED  ASSETS

     Fixed assets, stated at cost less accumulated depreciation and amortization, consist of the following:

DECEMBER 31,                         1997        1996

Equipment                      $6,095,004  $6,092,985
Furniture and fixtures            372,566     375,465
Leasehold improvements            472,574     401,987
                               ----------  ----------
          Total                 6,940,144   6,870,437

Less accumulated depreciation
     and amortization           4,030,525   3,252,498
                               ----------  ----------
                               $2,909,619  $3,617,939
                               ==========  ==========

     As of December 31, 1997 and 1996, the net book value of fixed assets located at the Company's production facilities in the Philippines, India and Sri Lanka was approximately $1,600,000 and $1,513,000, respectively. In addition, equipment financed by capital leases has a net book value of $228,000 at December 31, 1997.

3.          INCOME  TAXES

     The significant components of the provision for (benefit from) income taxes are as follows:

                                                 1997        1996         1995
Current income tax expense (benefit):
     Foreign                                $       -   $       -   $   10,000
     Federal                                 (300,000)   (159,000)     535,000
     State and local                                -     (48,000)     215,000
                                            ---------   ---------   ----------
                                             (300,000)   (207,000)     760,000

Deferred income tax expense (benefit)         400,000    (150,000)     240,000
                                            ---------   ---------   ----------

Provision for (benefit from) income taxes   $ 100,000   $(357,000)  $1,000,000
                                            =========   =========   ==========

     Reconciliation of the U.S. statutory rate with the Company's effective tax rate is summarized as follows:

                                                   1997    1996    1995

Federal statutory rate                            (34.0)%  (34.0)%  34.0%

Effect of:
     Valuation allowance                           34.0       -       -
     State income taxes (net of federal
        tax benefit)                                  -    (5.4)    6.1
     Other                                          2.4     2.2    (0.3)
                                                  -----   -----    ----
Effective rate                                      2.4%  (37.2)%  39.8%
                                                  =====   ======   ====

     As of December 31, 1997 and 1996, the composition of the Company's net deferred taxes is as follows:

                                               1997          1996

Deferred income tax assets:
     Allowances not currently deductible  $ 247,000   $   105,000
     Expenses not deductible until paid     161,000       115,000
     Net operating loss carryforward        500,000       700,000
                                          ---------   -----------
                                            908,000       920,000
Less:  valuation allowance                 (772,000)            -
                                          ---------   -----------
                                            136,000       920,000
                                          ---------   -----------
Deferred income tax liabilities:
     Foreign source income, not taxable
          unless repatriated               (415,000)     (815,000)
     Depreciation and amortization         (252,000)     (236,000)
                                          ---------   -----------
                                           (667,000)   (1,051,000)
                                          ---------   -----------
Net deferred income tax liability         $(531,000)  $  (131,000)
                                          =========   ===========

     The valuation allowance in 1997 reduces total deferred tax assets to an amount management believes will likely be realized. The Company's net operating loss carryforward for federal income tax purposes of approximately $1,500,000 expires in 2012. These net operating losses may be limited to annual use based on IRS regulations.

4.          ACQUISITION

     On January 2, 1996, the Company acquired certain assets of International Imaging, Inc. ("II"). II is located in Azusa, California and provides imaging and document management systems and scanning/conversion services. The purchase price consisted of $40,000 cash and 16,667 shares of the Company's restricted common stock. The Company also paid approximately $300,000 of II's outstanding lease obligations.

5.          LONG-TERM  DEBT

     Long-term  debt  is  as  follows:

                                                 1997      1996
Equipment leases, at 9.6% to 13.5%           $226,335  $365,846
Acquisition notes - subordinated, at prime          -    91,667
                                             --------  --------
                                              226,335   457,513
Less: deferred interest                        24,281    53,255
                                             --------  --------
Total                                         202,054   404,258
Less: current portion of long-term debt       122,450   208,298
                                             --------  --------
Long-term debt                               $ 79,604  $195,960
                                             ========  ========



     Aggregate  maturities  of  long-term  debt  are  as  follows:

1998  $138,960
1999    61,306
2000    19,298
2001     6,771
      --------
      $226,335
      ========



6.          COMMITMENTS  AND  CONTINGENT  LIABILITIES

     LINE OF CREDIT - The Company has a line of credit with a bank in the amount of $2 million. The line is collateralized by the assets of the Company. Interest is charged at 2% above the bank's prime rate and is due on demand. The line is presently unused.

     LEASES - The Company is obligated under various operating lease agreements for office and production space. The agreements contain escalation clauses and requirements that the Company pay taxes, insurance and maintenance costs. The lease agreements for production space in the Philippines, which expire through 2001, contain provisions pursuant to which the Company may cancel the leases at any time. The annual rental for the leased space in the Philippines is approximately $500,000. For the years ended December 31, 1997, 1996 and 1995, rent expense totaled approximately $940,000, $825,000 and $500,000, respectively.

     At December 31, 1997, future minimum annual rental commitments on noncancellable leases are as follows:

1998  $  357,000
1999     362,000
2000     170,000
2001     173,000
2002      40,000
      ----------
      $1,102,000
      ==========

     EMPLOYMENT  AGREEMENTS  -          The  Company entered into a three-year
employment agreement on August 19, 1997 pursuant to which a member of the Company's Board is to serve as President and CEO of the Company. He will be paid at the rate of $200,000 per annum with any bonuses and future increases at the discretion of the Board of Directors. In addition, each December 31 during the term of the agreement he will receive 10,333 options to purchase common stock of the Company at then prevailing market prices. In consideration of the signing of the agreement he was granted five year options as follows:
10,000 options at $3.00 per share; 16,666 at $6.00; 23,333 at $9.00; 30,000 at
$12.00; and 33,333 at $21.00. The options are exercisable upon the earliest to occur of (i) ninety days before the expiration of the five year term; (ii) the date the market price is at least $7.50 for ten consecutive trading days; or (iii) in the event of a sale of the Company where a third party acquires more than 50% of the Company.

     The Company had an employment agreement with its former President and CEO. This agreement was replaced by a new three-year agreement expiring September 30, 2000 that provides for a salary of $100,000 for the year ended
September 30, 1998 and $75,000 per annum thereafter. He will serve as Vice Chairman of the Board and in executive capacities as designated by the CEO or the Board of Directors.

     OTHER COMMITMENTS - The Company has a commitment to purchase a perpetual license for certain production process software for cash totaling $70,000 and 11,666 shares of the Company's common stock. Payment is contingent upon the successful completion and testing of the software, expected to occur during 1998.

     As of December 31, 1997, the Company's wholly-owned subsidiary has foreign currency forward contracts to purchase $2,600,000 in Philippine pesos on various dates through June 1998. These contracts, as well as certain foreign currency contracts that became due during 1997 and remain unpaid, have an estimated fair value at December 31, 1997 of approximately $1,400,000 less than their contractual amount. The bank has brought an action in the Philippines to recover such amounts. While such contracts are presently in dispute, the Company recognized the total unrealized loss in 1997.

     Employees at the Company's Manila facilities voted to join a union. The Company has a collective bargaining agreement with the rank and file employees at its Manila facility which provides for approximately 10% wage increases per annum plus one-half of any government mandated increases through March 31, 2001.

     PHILIPPINE PENSION REQUIREMENT - The Philippine government enacted legislation requiring businesses to provide a lump-sum pension payment to employees working at least five years and who are employed by the Company at age 60. Those eligible employees are to receive approximately 59% of one month's pay for each year of employment with the Company. The terms of the collective bargaining agreement provide benefits similar to the government. Based on actuarial assumptions and calculations in accordance with SFAS No. 87, "Employers' Accounting for Pensions," the liability for the future payment is insignificant at December 31, 1997. Under the legislation, the Company is not required to fund future costs, if any.

7.          CAPITAL  STOCK

     COMMON STOCK AND REDEEMABLE WARRANTS - In August and September 1993 the Company sold pursuant to a public offering 563,500 shares of its common stock and certain warrants ("Redeemable Warrants") and realized net proceeds after all expenses of the offering of $6,752,585. The Redeemable Warrants expired on August 9, 1997.

     In connection with the offering, the Company sold to the underwriter for nominal consideration warrants to purchase up to 49,295 shares of common stock at $23.43 per share through August 9, 1998. The underwriter's warrants contain piggy-back registration rights for a period of seven years with respect to the underlying securities and a demand registration right for a period of five years for two registration filings, one of which is at the Company's expense.

     PREFERRED STOCK - The Board of Directors is authorized to fix the terms, rights, preferences and limitations of the preferred stock and to issue the preferred stock in series which differ as to their relative terms, rights, preferences and limitations. During 1995, the Company redeemed its Series A and Series B preferred stock for an aggregate consideration of $2,000.

     COMMON STOCK RESERVED - At December 31, 1997, the Company reserved for issuance 767,948 shares of its common stock as follows: (a) 701,987 shares pursuant to the Company's Stock Option Plans (including 120,333 options issued to the Company's Chairman and its President which were not granted under the plans); (b) 49,295 shares issuable upon exercise of underwriter's warrants; and (c) 16,666 shares issuable upon exercise of warrants issued to consultants.

8.          STOCK  OPTIONS  AND  WARRANTS

STOCK  OPTIONS

     The Company adopted, with stockholder approval, 1993, 1994, 1995 and 1996 Stock Option Plans (the "1993 Plan," "1994 Plan," "1994 DD Plan," "1995 Plan" and the "1996 Plan") which provide for the granting of options to purchase not more than an aggregate of 87,500, 105,000, 17,500, 200,000 and 166,666 shares of common stock, respectively, subject to adjustment under certain circumstances. Such options may be incentive stock options ("ISOs") within the meaning of the Internal Revenue Code of 1986, as amended, or options that do not qualify as ISOs ("Non-Qualified Options").

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

     The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock Based Compensation." Accordingly, no compensation expense has been recognized for stock options granted to employees. Had compensation cost for the Company's stock option grants been determined based on the fair value at the grant date for awards in 1997, 1996 and 1995 consistent with the provisions of SFAS No. 123, the Company's net loss would have been $(4,359,807), or $(2.90) per share, in 1997, $(738,987), or $(.49) per share, in 1996 and net income would have been $1,496,341, or $.96 per share, diluted, in 1995. The fair value of options at date of grant was estimated using the Black-Scholes pricing model with the following weighted average assumptions: expected life of four years; risk free interest rate of 6.4% in 1997 and 1996, and 6.2% in 1995; expected volatility of 40%; and a zero dividend yield. The effects of applying SFAS No. 123 in this disclosure are not indicative of future disclosures. SFAS No. 123 does not apply to awards prior to 1995.

                                                                                                  WEIGHTED
                                                  WEIGHTED                                        AVERAGE
                                                  AVERAGE      WEIGHTED                WEIGHTED   FAIR
                  PER SHARE                       REMAINING    AVERAGE                 AVERAGE    VALUE,
                  RANGE OF          NUMBER        CONTRACTUAL  EXERCISE   NUMBER       EXERCISE   DATE OF
                  EXERCISE PRICES   OUTSTANDING   LIFE         PRICE      EXERCISABLE  PRICE      GRANT
                  ----------------  ------------  -----------  ---------  -----------  ---------  ---------

Balance 1/1/95    $    7.89 - 9.75      140,121             3  $    8.22
                  $  12.60 - 17.85       44,200             3  $   14.76
                                    -----------
                                        184,321                                47,930  $   10.98
                                                                           ==========
       Canceled   $   7.89 - 13.89       (8,091)
       Granted    $  10.14 - 13.89       91,516             4  $   11.73                          $    4.71
                                    -----------
Balance 12/31/95  $    7.89 - 9.75      132,696             2  $    8.25
                  $  10.14 - 17.85      135,050             2  $   12.93
                                    -----------
                                        267,746                               120,098  $   10.38
                                                                           ==========
       Canceled   $           9.03         (166)
       Granted    $   6.93 - 11.79       29,666             4  $    9.18                          $    3.66
       Exercised  $    7.89 - 9.03       (7,646)
                                    -----------
Balance 12/31/96  $    6.93 - 9.75      138,717             2  $    8.13      111,513  $    8.88
                  $  10.14 - 17.85      150,883             2  $   12.69       89,157  $   13.17
                                     -----------                           ----------
                                       289,600                                200,670
                                                                           ==========
       Canceled   $   7.89 - 13.89      (48,883)
       Granted    $    3.00 - 6.00      100,000             5  $    3.63                          $    1.26
       Granted    $   9.00 - 21.00       86,666             5  $   13.44                          $     .18
                                    -----------
Balance 12/31/97  $    3.00 - 9.75      246,192             4  $    6.42      115,969  $    8.16
                  $  10.14 - 21.00      181,191             3  $   14.10       93,996  $   12.96
                                    -----------                            ----------
                                        427,383                               209,965
                                    ============                           ==========




     The majority of options granted prior to 1997 become exercisable one-third on each of the first three anniversary dates. Option grants in 1997 become exercisable the earlier of (i) ninety days before the expiration of the five year term; (ii) the date the market price is at least $7.50 for ten consecutive trading days; or (iii) in the event of a sale of the Company where a third party acquires more than 50% of the Company.

WARRANTS

     In connection with a consulting agreement on December 18, 1995, the Company issued a warrant to purchase 16,666 shares at a price of $11.44 per share. The warrant is exercisable commencing December 18, 1996 and expires in 2000.

9.          (LOSS)  INCOME  PER  SHARE

                                            1997         1996         1995

Net (loss) income                    $(4,200,218)  $ (602,498)  $1,511,388
                                     ===========   ==========   ==========
Weighted average common
  shares outstanding                   1,501,043    1,503,196    1,482,824
Dilutive effect of outstanding
  warrants and options                         -            -       75,172
                                     -----------   ----------   ----------

Adjusted for dilutive computation      1,501,043    1,503,196    1,557,996
                                     ===========   ==========   ==========

Basic (loss) income per share             $(2.80)       $(.40)       $1.02
                                          ======        =====        =====

Diluted (loss) income per share           $(2.80)       $(.40)        $.97
                                          ======        =====         ====


     Reference is made to Notes 7 and 8 with respect to options and warrants that would have been dilutive in 1997 and 1996 had there not been a loss in those years.

10.          REVENUES  AND  ACCOUNTS  RECEIVABLE

     During 1997, 1996 and 1995, one customer that is comprised of twelve affiliated companies, accounted for 14%, 24% and 29% of the Company's revenues, respectively. No other customer accounted for 10% or more of the Company's revenues. Further, in 1997, 1996 and 1995, export revenues, all of which were derived from European customers, accounted for 22%, 19% and 18%, respectively, of total revenues.

     A significant amount of the Company's revenues are derived from customers in the publishing industry. Accordingly, the Company's accounts receivable generally include significant amounts due from such customers.

11.          RESTRUCTURING  COSTS  AND  IMPAIRMENT  OF  ASSETS

     During the second quarter of 1997 management implemented a plan to reduce the Company's U.S. based overhead. The principal actions were to eliminate U.S. production for the publishing division and merge the east and west coast imaging operations into one facility on the west coast. The restructuring costs consist of estimated losses on leases and severance pay totaling approximately $325,000, while the impairment costs consist of a write-off of goodwill in connection with the imaging business totaling approximately $700,000 and fixed assets related to both the imaging and publishing businesses totaling approximately $475,000.

12.          SUBSEQUENT  EVENT

     The Company filed an Information Statement, distributed to stockholders on March 4, 1998, pursuant to which 56% of stockholders approved a one-for-three reverse stock split effective on March 25, 1998. All share and per share amounts have been restated to reflect such split.

                           PART III

ITEM  10.  DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  REGISTRANT

OFFICERS  AND  DIRECTORS

     The  officers  and  directors  of  the  Company  are  as  follows:


NAME                 AGE  POSITION
-------------------  ---  ------------------------------------------------
Barry Hertz           48  Chairman of the Board, Chief Executive Officer

Alan Schnelwar        58  Senior Vice President and Director

Martin Kaye           50  Vice President - Finance, Secretary and Director

E. Bruce Fredrikson   60  Director

Morton Mackof         50  Director

Jack Spiegelman       59  Director



     On March 31, 1996, Track Data Corporation ("Track") merged (the "Merger") into Global Market Information, Inc. ("Global"). Upon consummation of the Merger, the name Global was changed to Track Data Corporation ("TDC" or the "Company").

     BARRY HERTZ has served as the Company's Chairman and Chief Executive Officer since its inception. In April 1994 he was elected Secretary of the Company and served until August 1994. Mr. Hertz also founded Track in 1981. He was Track's sole owner and its Chief Executive Officer until its merger with Global. He holds a Masters degree in Computer Science from New York University
(1973) and a B.S. degree in Mathematics from Brooklyn College (1971). Mr. Hertz is also Chairman of Innodata Corporation ("Innodata"), a public company co-founded by Mr. Hertz, of which TDC is a principal stockholder and which is engaged in the data entry and conversion business.

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

     MORTON MACKOF has been a Director of the Company since April 1994. He is President and CEO of Third Millennium Technology Inc., a company involved in information technology consulting and software development. Mr. Mackof became President of the Company in March 1996 upon the Merger and resigned in November 1996. He was Executive Vice President of Track since February 1991 and was elected its President in December 1994. From 1986 to 1991, he was President of Medical Leasing of America, Inc. He holds a B.S. degree in electrical engineering from Rensselaer Polytechnic Institute (1970) and did graduate work in computer science. He is also a director of Innodata.

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


EXECUTIVE  COMPENSATION

     The following table sets forth information with respect to compensation paid by the Company or its predecessors, Track and Global, for services to it during the three fiscal years ended December 31, 1997 to the Company's Chief Executive Officer and to the executive officers whose aggregate cash and cash equivalent compensation exceeded $100,000.

SUMMARY  COMPENSATION  TABLE

                                                               NUMBER
                                                               OF STOCK
                       FISCAL  ANNUAL                          OPTIONS
NAME AND POSITION      YEAR    SALARY      BONUS   TOTAL       AWARDED
---------------------  ------  ----------  ------  ----------  --------

Barry Hertz              1997  $  350,000  $    -  $  350,000         -
Chairman, CEO            1996     350,000       -     350,000    40,000
                         1995   1,173,000       -   1,173,000   100,000  (A)

Alan Schnelwar           1997  $  180,000  $    -  $  180,000    25,000
Senior Vice President    1996     165,000       -     165,000    25,500
                         1995     170,000       -     170,000    40,000  (A)

(A)          Options  granted  in  1994  and  repriced  in  1995



     The above table does not include certain insurance and other personal benefits, the total value of which does not exceed $50,000 or 10% of such person's cash compensation.

                       OPTION GRANTS IN LAST FISCAL YEAR
                               INDIVIDUAL GRANTS

                           PERCENT OF                             POTENTIAL REALIZED
                           TOTAL OPTIONS                          VALUE AT ASSUMED
                           GRANTED TO                             ANNUAL RATES OF
                NUMBER OF  EMPLOYEES                              STOCK APPRECIATION
                OPTIONS    IN FISCAL       EXERCISE  EXPIRATION   FOR OPTION TERM
NAME            GRANTED    YEAR            PRICE     DATE            5%      10%
--------------  ---------  --------------  --------  -----------  -------------------  -------

Alan Schnelwar     25,000           10.3%            $      2.00    5/2002   $5,750    $20,500





                AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR;
                         FISCAL YEAR END OPTION VALUES

                             NUMBER OF          VALUE OF
                             UNEXERCISED        UNEXERCISED IN-
                             OPTIONS AT FISCAL  THE-MONEY OPTIONS
                SHARES       YEAR END           AT FISCAL YEAR END
                ACQUIRED ON  EXERCISABLE/       EXERCISABLE/
NAME            EXERCISE     UNEXERCISABLE      UNEXERCISABLE
--------------  -----------  -----------------  -------------------

Barry Hertz           -         140,000/-0-         $- /$-

Alan Schnelwar        -        65,500/25,000        $- /$-




There are no employment agreements, stock appreciation rights or long-term incentive plans.

DIRECTORS  COMPENSATION

     Dr. Fredrikson and Mr. Spiegelman are compensated at the rate of $1,250 and $1,000 per month, respectively, plus out-of-pocket expenses for each meeting attended. No other director is compensated for his services as director.

     Messrs. Fredrikson and Spiegelman will each receive options to purchase 7,000 and 5,000 shares annually, respectively, under the 1995 Disinterested
Directors' Stock Option Plan as compensation for their services as administrators of the 1995 Stock Option Plan.

COMPENSATION  COMMITTEE  INTERLOCKS  AND  INSIDER  PARTICIPATION

     For the Company's fiscal year ended December 31, 1997, Messrs. Hertz, Schnelwar and Kaye were officers of the Company and were members of the Board of Directors (there is no compensation committee). Mr. Hertz is Chairman of Innodata Corporation and Mr. Solomon, a director of the Company until December 1997, was President of Innodata Corporation until September 1997 and is currently Vice Chairman of Innodata Corporation. Mr. Kaye is chief financial officer and a director of Innodata Corporation. Mr. Mackof is also a director of Innodata Corporation.

COMPLIANCE  WITH  SECTION  16(A)  OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934

     The Company believes that during the period from January 1, 1997 through December 31, 1997 all Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were complied with.


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

                                    SHARES  OWNED  BENEFICIALLY  (1)


NAME                                    NO. OF SHARES  % OF CLASS
--------------------------------------  -------------  -----------
Barry Hertz (2)                            12,013,000        83.7%

Morton Mackof (3)                             273,405         1.9%

Alan Schnelwar (4)                             71,500           *

Martin Kaye (5)                                33,500           *

Jack Spiegelman (6)                             6,000           *

E. Bruce Fredrikson (7)
Syracuse University
School of Management
Syracuse, NY 13244                             21,000           *

All Officers and Directors as a Group
(six persons)(2)(3)(4)(5)(6)(7)            12,418,405        85.7%
 ---------------
*  =  less  than  1%

(1) Except as noted otherwise, all shares are owned beneficially and of record. Based on 14,206,917 shares outstanding.
(2) Consists of 11,509,100 shares owned by Mr. Hertz and 363,900 shares owned by Trusts established in the names of Mr. Hertz's children. Also includes 140,000 options which are presently exercisable under the Company's Stock Option Plans.
(3) Consists of 17,000 shares issuable upon the exercise of presently exercisable options granted under the Company's Stock Option Plans and 256,405 shares held in the Track Data Phantom Unit Trust to be released upon his termination of association with the Company, or earlier with approval of the Board of Directors.
(4) Consists of 6,000 shares owned of record and 65,500 shares issuable upon the exercise of presently exercisable options granted under the Company's Stock Option Plans.
(5) Consists of 500 shares owned of record and 33,000 shares issuable upon the exercise of presently exercisable options granted under the Company's Stock Option Plans.
(6) Consists of 1,000 shares owned by his wife as to which Mr. Spiegelman disclaims beneficial interest and 5,000 shares issuable upon the exercise of presently exercisable options granted under the Company's Stock Option Plans.
(7) Consists of 1,000 shares owned of record and 20,000 shares issuable upon presently exercisable options granted under the Company's Stock Option Plans.

ITEM  13.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     TDC guarantees mortgages on two real estate partnerships owned by Mr. Hertz and members of his family. At December 31, 1997, such mortgages provided for interest at 10% per annum and had balances of $1,750,000 due May 2000, and another mortgage for $997,000 which was repaid in 1998.

     On November 7, 1997, Barry Hertz, Chairman and principal stockholder of the Company, transferred his 100% ownership in Newsware, Inc. ("NW") to the Company for no consideration. NW owed Mr. Hertz approximately $1,025,000, which was contributed to capital prior to this transaction, and NW owed the Company approximately $1,200,000, net of reserves, at the time of this transaction. NW is a provider of on-line news information services. See Note A to the Financial Statements in Item 8.

     See Item 2. "Properties" for information on leases from partnerships affiliated with Mr. Hertz.

                                    PART IV


ITEM  14.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)  Exhibits

EXHIBIT  DESCRIPTION
-------  ---------------------------------------------------------------------------------------
 3.1     Certificate of Incorporation, as amended (1)
 3.2     By-Laws (1)
 4.2     Specimen of Common Stock certificate (1)
10.1     1994 Stock Option Plan (1)
10.2     Form of indemnity agreement with directors (1)
10.3     Dial Data Marketing Agreement dated April 22, 1993 between TDC and Omega Research Inc.
         (subject to request for confidential treatment) (1)
10.4     Dial Data Marketing Agreement dated August 1, 1992 between TDC and Equis International
         (subject to request for confidential treatment) (1)
10.5     Agreement dated September 29, 1986 between Hale Systems and CSI/Criterion Software
         (subject to request for confidential treatment) (1)
10.6     1995 Stock Option Plan (2)
10.7     1995 Disinterested Directors' Stock Option Plan (3)
10.8     Merger Agreement between the Company and TDC (4)
10.9     1996 Stock Option Plan (5)
23       Consent of Grant Thornton LLP filed herewith
23.1     Consent of Margolin, Winer & Evens LLP filed herewith
27       Financial Data Schedule filed herewith

_  _  _  _  _  _  _  _  _  _  _  _  _  _  _

(1)          Previously  filed  as  exhibit  to  Form  S-1  Registration Statement No. 33-78570.
(2)     Previously filed as Exhibit A to Definitive Proxy for August 10, 1995, Annual Meeting of
Stockholders
(3)     Previously filed as Exhibit B to Definitive Proxy for August 10, 1995, Annual Meeting of
Stockholder
(4)       Previously filed as Appendix A to Definitive Proxy for March 19, 1996, Special Meeting
of  Stockholders
(5)      Previously filed as Appendix A to Definitive Proxy for November 7, 1996, Annual Meeting
of  Stockholders



(b)  Reports  on  Form  8-K  during  fourth  quarter

Report dated as of November 7, 1997 related to the combination of the Company and Newsware, Inc.

                                  SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRACK  DATA  CORPORATION


By          /s/
   ----------------------------
Barry  Hertz,  Chairman  of  the  Board



     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE            TITLE                                DATE
-------------------  -----------------------------------  --------------

    /s/              Chairman of the Board and            March 25, 1998
-------------------
Barry Hertz          Chief Executive Officer

    /s/              Senior Vice President and Director   March 25, 1998
-------------------
Alan Schnelwar

    /s/              Vice President - Finance, Secretary  March 25, 1998
-------------------
Martin Kaye          and Director

    /s/              Director                             March 25, 1998
-------------------
E. Bruce Fredrikson

    /s/              Director                             March 25, 1998
-------------------
Morton Mackof

    /s/              Director                             March 25, 1998
-------------------
Jack Speigelman