Form 10-Q
period 1998-03-31
TRACK DATA CORP
filed 1998-05-13
CIK 922811

U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934



                 For the quarterly period ended MARCH 31, 1998

                        Commission File Number 0-24634


                            TRACK DATA CORPORATION
            (Exact name of registrant as specified in its charter)


                                   DELAWARE
                (State or other jurisdiction of incorporation)

                                  22-3181095
                     (I.R.S. Employer Identification No.)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of April 30, 1998 there were 14,616,202 shares of common stock outstanding.

------
PART  I.      FINANCIAL  INFORMATION
--------      ----------------------

              Item  1.       Financial  Statements
                             ---------------------

                             See  pages  2-5

              Item  2.       Management's Discussion and Analysis of Financial
                             -------------------------------------------------
                             Condition and Results  of  Operations
                             -------------------------------------

                             See  pages  6-7

PART  ll.    OTHER  INFORMATION
---------    ------------------

                             See page 8

                    TRACK DATA CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                     MARCH 31,     DECEMBER 31,
                                                                      1998             1997
                                                                     Unaudited     Derived
                                                                                   from
                                                                                   audited
                                                                                   financial
ASSETS                                                                             statements

CASH AND EQUIVALENTS                                                 $   286,230   $    579,214


ACCOUNTS RECEIVABLE - net                                              1,538,846      1,955,142

FIXED ASSETS - net                                                     8,596,990      8,876,718

INVESTMENT IN AFFILIATE                                                  797,285        741,285

DUE FROM RELATED PARTIES                                                 134,668        246,867

EXCESS OF COST OVER NET ASSETS ACQUIRED                                3,241,977      3,312,613

NET DEFERRED INCOME TAX ASSETS                                           565,000        585,000

OTHER ASSETS                                                           2,313,591      2,015,792
                                                                     ------------  -------------

TOTAL                                                                $17,474,587   $ 18,312,631
                                                                     ============  =============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
     Accounts payable and accrued expenses                           $ 4,598,525   $  4,408,042
     Note payable - bank                                               2,188,798      2,373,199
     Notes payable - other                                               663,845        664,824
     Capital lease obligations                                         2,887,361      3,121,502
     Other liabilities                                                   557,579      1,115,631
                                                                     ------------  -------------

                    Total liabilities                                 10,896,108     11,683,198
                                                                     ------------  -------------

STOCKHOLDERS' EQUITY (Notes 3 and 4)
     Common stock - $.01 par value;  30,000,000 shares authorized;
          issued and outstanding - 14,131,867 shares in 1998 and
          14,308,967 shares in 1997                                      141,319        143,090
     Additional paid-in capital                                       14,149,083     14,417,325
     Foreign currency translation adjustment                              15,217         22,999
     Deficit                                                          (7,727,140)    (7,953,981)
                                                                     ------------  -------------

                    Total stockholders' equity                         6,578,479      6,629,433
                                                                     ------------  -------------

TOTAL                                                                $17,474,587   $ 18,312,631
                                                                     ============  =============

 See  notes  to  condensed  consolidated  financial  statements

                    TRACK DATA CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                  (unaudited)





                                                           1998         1997
                                                    -----------  -----------

REVENUES                                            $11,815,660  $11,917,813
                                                    -----------  -----------

OPERATING COSTS AND EXPENSES:
     Direct operating costs                           6,506,173    6,542,736
     Selling and administrative expenses              4,850,602    4,680,694
     Interest expense - net                             142,752      201,074
                                                    -----------  -----------

                    Total                            11,499,527   11,424,504
                                                    -----------  -----------

INCOME BEFORE INCOME TAXES
     AND EQUITY IN NET INCOME (LOSS) OF AFFILIATE       316,133      493,309

INCOME TAXES                                            145,291      210,507
                                                    -----------  -----------

INCOME BEFORE EQUITY IN NET INCOME (LOSS)
     OF AFFILIATE                                       170,842      282,802

EQUITY IN NET INCOME (LOSS) OF AFFILIATE                 56,000     (106,000)
                                                    -----------  -----------

NET INCOME                                          $   226,842  $   176,802
                                                    ===========  ===========

BASIC AND DILUTED NET INCOME PER SHARE                     $.02         $.01
                                                           ====         ====

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING        14,228,000   14,751,000
                                                    ===========  ===========

 See  notes  to  condensed  consolidated  financial  statements

                    TRACK DATA CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                  (unaudited)

                                                                          1998          1997
                                                                     ---------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                      $ 226,842   $   176,802
     Adjustments to reconcile net income to net cash provided
        by operating activities:
          Depreciation and amortization                                953,987       936,471
          Equity in net (income) loss of affiliate                     (56,000)      106,000
          Deferred income taxes                                         20,000       209,874
          Other                                                          3,827        (3,146)
          Changes in operating assets and liabilities:
                Accounts receivable                                    416,296       215,652
                Other assets                                          (328,761)     (161,715)
                Accounts payable and accrued expenses                  190,483       656,180
                Other liabilities                                     (582,725)       28,028
                                                                     ---------   -----------

                    Net cash provided by operating activities          843,949     2,164,146
                                                                     ---------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of fixed assets                                         (255,423)     (202,413)
     Repayment of related party loans                                  112,857        16,762
     Loans to related parties                                             (658)      (59,133)
     Loans (to) from others                                            (25,683)       23,474
                                                                     ---------   -----------

                    Net cash used in investing activities             (168,907)     (221,310)
                                                                     ---------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments under capital lease obligations                         (520,774)     (717,056)
     Net payments on note payable - bank                              (184,401)     (893,997)
     Net payments on notes payable - other                                (978)      (69,275)
     Purchase of treasury stock                                       (270,013)      (72,206)
     Net receipts (payments) on loans from employee savings program     22,639        (9,526)
                                                                     ---------   -----------

                    Net cash used in financing activities             (953,527)   (1,762,060)
                                                                     ---------   -----------

EFFECT OF EXCHANGE RATE DIFFERENCES ON CASH                            (14,499)        3,330
                                                                     ---------   -----------

NET (DECREASE) INCREASE IN CASH                                       (292,984)      184,106

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                              579,214        65,589
                                                                     ---------   -----------

CASH AND EQUIVALENTS, END OF PERIOD                                  $ 286,230   $   249,695
                                                                     =========   ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid for:
          Interest                                                   $ 129,894   $   190,815
          Income taxes                                                 682,365        13,995

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
     AND FINANCING ACTIVITIES:
     Equipment acquisitions financed by capital leases               $ 284,838   $   259,604

 See  notes  to  condensed  consolidated  financial  statements

TRACK  DATA  CORPORATION  AND  SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                  (unaudited)

1. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1998, and the results of operations and of cash flows for the three months ended March 31, 1998 and 1997. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of results that may be expected for any other interim period or for the full year.

These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1997 included in the Company's Annual Report on Form 10-K. The accounting policies used in preparing these financial statements are the same as those described in the December 31, 1997 financial statements.

2. On November 7, 1997, the Company's Chairman and principal stockholder contributed to the Company for no consideration his 100% ownership interest in NewsWare, Inc. which provides on-line news services to its customers. The results of operations for the three months ended March 31, 1997 have been restated to give effect to the combination of Newsware, Inc. and the Company which has been accounted for similar to a pooling of interests.

3. During the three months ended March 31, 1998 the Company purchased and retired 177,100 shares for $270,013.

4. In April 1998, the Company granted options to purchase 360,000 shares of its common stock at $3.00 per share. Further, in April 1998 options to purchase 514,955 shares were exercised at prices of $2.00-$3.00 aggregating net proceeds to the Company of $1,238,410.

                    TRACK DATA CORPORATION AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

RESULTS  OF  OPERATIONS

GENERAL

     The Company provides real-time financial market data, fundamental research, charting and analytical services to both institutional and individual investors. The Company also redistributes news and third party data base information from more than 100 sources worldwide. The Company's lead products include MarkeTrack, Dial/Data, Track OnLine, NewsWatch, NewsWeb, and myTrack. Its AIQ Systems division provides expert systems software, including artificial intelligence products for market timing and stock selection.

THREE  MONTHS  ENDED  MARCH  31,  1998  AND  1997

     Revenues for the three months ended March 31, 1998 and 1997 were $11,815,660 and $11,917,813, respectively.

     Direct operating costs were $6,506,173 for the first three months of 1998 and $6,542,736 for the similar period in 1997. Direct operating costs as a percentage of revenues was 55% in each period. Direct operating costs include direct payroll, direct telecommunication costs, computer supplies, depreciation and equipment lease expense and the amortization of software development costs.

     Selling and administrative expenses were $4,850,602 and $4,680,694 in the 1998 and 1997 periods, respectively, an increase of 4%. Selling and administrative expenses as a percentage of revenues was 41% in 1998 and 39% in 1997. The dollar and percentage increase primarily reflects an increase in payroll  and  marketing  expenses.

     Interest expense decreased to $142,752 in the 1998 period compared to $201,074 in 1997 due to decreased borrowings.

     As a result of the above mentioned factors, the Company realized net income before equity in net income (loss) from an affiliate of $170,842 in the 1998 period compared to $282,802 in 1997.

     In 1998, the equity in net income from an affiliate was $56,000 compared to 1997, which included equity in a net loss from such affiliate of $106,000. In 1998, the Company owned 14% of the affiliate as compared to 28% in 1997.

LIQUIDITY  AND  CAPITAL  RESOURCES

     During the three months ended March 31, 1998 and 1997, cash provided by operating activities was $843,949 and $2,164,146, respectively. The decrease was due principally to $682,365 of taxes paid in the three months ended March 31, 1998 as well as accounts payable which increased by $190,483 in 1998 as compared to an increase of $656,180 in the same period in 1997. Cash flows used in investing activities was $168,907 and $221,310 for the three months ended March 31, 1998 and 1997, respectively. Cash used in financing activities was $953,527 and $1,762,060 for the three months ended March 31, 1998 and 1997, respectively. The decrease in 1998 compared to 1997 is primarily due to a repayment of bank loans in 1997.

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

------
PART  II.      OTHER  INFORMATION
---------      ------------------

Item  1.          Legal  Proceedings.  Not  Applicable
                  ------------------

Item  2.          Changes  in  Securities.  Not  Applicable
                  -----------------------

Item  3.          Defaults  upon  Senior  Securities.  Not  Applicable
                  ----------------------------------

Item  4.          Submission  of  Matters  to  a Vote of Security Holders. Not
                  -------------------------------------------------------
                  Applicable

Item  5.          Other  Information.  None
                  ------------------

Item  6.          (a)  Exhibits.
                       --------
                       Exhibit  27.    Financial  Data  Schedule

(b) There  were no reports on Form 8-K filed during the
                            first quarter of 1998.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


TRACK  DATA  CORPORATION


Date:  5/13/98                          /s/
       -------  ---------------------------
                Barry Hertz
                Chairman of the Board
                Chief Executive Officer

Date:  5/13/98                          /s/
       -------  ---------------------------
                Martin Kaye
                V.P. Finance
                Principal Financial Officer