Form 10-Q
period 1998-06-30
TRACK DATA CORP
filed 1998-08-12
CIK 922811

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



                  For the quarterly period ended JUNE 30, 1998

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of July 31, 1998 there were 14,638,868 shares of common stock outstanding.

PART  I.   FINANCIAL  INFORMATION
--------   ----------------------

Item  I.     Financial  Statements
             ---------------------

               See  pages  2-6

Item  2.     Management's  Discussion  and  Analysis  of Financial Condition and
             -------------------------------------------------------------------
             Results  of  Operations
             -------------------

               See  pages  7-9

PART  II.    OTHER  INFORMATION
---------    ------------------

               See  page  10

                     TRACK DATA CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                     JUNE 30,      DECEMBER 31,
                                                                            1998           1997
                                                                     -----------   ------------
                                                                     Unaudited     Derived
                                                                                   from audited
                                                                                   financial
                                                                                   statements
ASSETS

CASH                                                                 $   346,350   $   579,214

ACCOUNTS RECEIVABLE - net                                              1,499,136     1,955,142

FIXED ASSETS - net                                                     8,542,572     8,876,718

INVESTMENT IN AFFILIATE                                                  887,285       741,285

DUE FROM RELATED PARTIES                                                  80,557       246,867

EXCESS OF COST OVER NET ASSETS ACQUIRED                                3,171,341     3,312,613

NET DEFERRED INCOME TAX ASSETS                                           565,000       585,000

OTHER ASSETS                                                           2,375,754     2,015,792
                                                                     -----------   -----------

TOTAL                                                                $17,467,995   $18,312,631
                                                                     ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
     Accounts payable and accrued expenses                           $ 4,098,078   $ 4,408,042
     Note payable - bank                                                 971,961     2,373,199
     Notes payable - other                                               667,725       664,824
     Capital lease obligations                                         3,084,341     3,121,502
     Other liabilities                                                   361,012     1,115,631
                                                                     -----------   -----------

                    Total liabilities                                  9,183,117    11,683,198
                                                                     -----------   -----------

STOCKHOLDERS' EQUITY (Note 3)
     Common stock - $.01 par value;  30,000,000 shares authorized;
          Issued and outstanding - 14,659,368 shares in 1998 and
          14,308,967 shares in 1997                                      146,594       143,090
     Additional paid-in capital                                       15,813,215    14,417,325
     Foreign currency translation adjustment                              11,572        22,999
     Deficit                                                          (7,686,503)   (7,953,981)
                                                                     -----------   -----------

                    Total stockholders' equity                         8,284,878     6,629,433
                                                                     -----------   -----------

TOTAL                                                                $17,467,995   $18,312,631
                                                                     ===========   ===========

 See  notes  to  condensed  consolidated  financial  statements.

                     TRACK DATA CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (unaudited)

                                                               1998         1997
                                                        -----------  -----------

REVENUES                                                $23,269,873  $23,811,813
                                                        -----------  -----------

OPERATING COSTS AND EXPENSES:
     Direct operating costs                              12,926,913   12,887,682
     Selling and administrative expenses                  9,771,539    9,587,032
     Interest expense - net                                 277,942      382,875
                                                        -----------  -----------

                    Total                                22,976,394   22,857,589
                                                        -----------  -----------

INCOME BEFORE INCOME TAXES AND EQUITY
     IN NET INCOME (LOSS) OF AFFILIATE                      293,479      954,224

INCOME TAXES                                                172,000      351,391
                                                        -----------  -----------

INCOME BEFORE EQUITY IN NET INCOME (LOSS)
     OF AFFILIATE                                           121,479      602,833

EQUITY IN NET INCOME (LOSS) OF AFFILIATE                    146,000     (770,000)
                                                        -----------  -----------

NET INCOME (LOSS)                                       $   267,479  $  (167,167)
                                                        ===========  ===========

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE (Note 4)         $.02        $(.01)
                                                               ====        =====

WEIGHTED AVERAGE SHARES OUTSTANDING                      14,400,000   14,683,000
                                                        ===========  ===========


 See  notes  to  condensed  consolidated  financial  statements.

                     TRACK DATA CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    THREE MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (unaudited)

                                                               1998          1997
                                                        -----------   -----------

REVENUES                                                $11,454,213   $11,894,000
                                                        -----------   -----------

OPERATING COSTS AND EXPENSES:
     Direct operating costs                               6,420,740     6,344,946
     Selling and administrative expenses                  4,920,937     4,906,338
     Interest expense - net                                 135,190       181,801
                                                        -----------   -----------

                    Total                                11,476,867    11,433,085
                                                        -----------   -----------

(LOSS) INCOME BEFORE INCOME TAXES AND
     EQUITY IN NET INCOME (LOSS) OF AFFILIATE               (22,654)      460,915

INCOME TAXES                                                 26,709       140,884
                                                        -----------   -----------

(LOSS) INCOME BEFORE EQUITY IN NET INCOME (LOSS)
     OF AFFILIATE                                           (49,363)      320,031

EQUITY IN NET INCOME (LOSS) OF AFFILIATE                     90,000      (664,000)
                                                        -----------   -----------

NET INCOME (LOSS)                                       $    40,637   $  (343,969)
                                                        ===========   ===========

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE (Note 4)  $         -   $      (.02)
                                                        ===========   ===========

WEIGHTED AVERAGE SHARES OUTSTANDING                      14,505,000    14,614,000
                                                        ===========   ===========

 See  notes  to  condensed  consolidated  financial  statements.

                     TRACK DATA CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (unaudited)

                                                                             1998          1997
                                                                      -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                $   267,479   $  (167,167)
     Adjustments to reconcile net income (loss) to net cash provided by operating activities:
          Depreciation and amortization                                 1,906,570     1,878,440
          Equity in net (income) loss of affiliate                       (146,000)      770,000
          Deferred income taxes                                            20,000       351,391
          Other                                                           (12,049)         (281)
          Changes in operating assets and liabilities:
                Accounts receivable                                       456,006       (51,302)
                Other assets                                             (142,744)      (35,381)
                Accounts payable and accrued expenses                    (309,964)      689,344
                Other liabilities                                        (683,396)      (33,351)
                                                                      -----------   -----------

                    Net cash provided by operating activities           1,355,902     3,401,693
                                                                      -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of fixed assets                                            (350,920)     (349,953)
     Repayment of related party loans                                     173,597       128,104
     Loans to related parties                                              (7,287)     (475,043)
     Loans from (to) others                                               (13,423)       35,795
                                                                      -----------   -----------

                    Net cash used in investing activities                (198,033)     (661,097)
                                                                      -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments under capital lease obligations                          (1,007,955)   (1,430,811)
     Net payments on note payable - bank                               (1,401,238)     (571,817)
     Net proceeds from notes payable - other                                2,901        (6,969)
     Net proceeds on loans from employee savings program                   31,966        13,430
     Purchase of treasury stock                                          (319,014)     (476,420)
     Payments of acquisition notes                                              -      (125,000)
     Proceeds from exercise of stock options                            1,318,409             -
                                                                      -----------   -----------

                    Net cash used in financing activities              (1,374,931)   (2,597,587)
                                                                      -----------   -----------

EFFECT OF EXCHANGE RATE DIFFERENCES ON CASH                               (15,802)       (5,325)
                                                                      -----------   -----------

NET (DECREASE) INCREASE IN CASH                                          (232,864)      137,684

CASH, BEGINNING OF PERIOD                                                 579,214        65,689
                                                                      -----------   -----------

CASH, END OF PERIOD                                                   $   346,350   $   203,373
                                                                      ===========   ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid for:
          Interest                                                    $   249,410   $   371,898
          Income taxes                                                    783,366        17,363

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
     AND FINANCING ACTIVITIES:
     Equipment acquisitions financed by capital leases                $   924,130   $   483,787

 See  notes  to  condensed  consolidated  financial  statements.

                     TRACK DATA CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (unaudited)

1. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1998, and the results of operations for the three and six month periods ended June 30, 1998 and 1997 and of cash flows for the six months ended June 30, 1998 and 1997. The results of operations for the six months ended June 30, 1998 are not necessarily indicative of results that may be expected for any other interim period or for the full year.

These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1997 included in the Company's Annual Report on Form 10-K. The accounting policies used in preparing these financial statements are the same as those described in the December 31, 1997 financial statements.

2. On November 7, 1997, the Company's Chairman and principal stockholder contributed to the Company for no consideration his 100% ownership interest in NewsWare, Inc. which provides on-line news services to its customers. The results of operations for the three and six months ended June 30, 1997 have been restated to give effect to the combination of Newsware, Inc. and the Company which has been accounted for similar to a pooling of interests.

3. During the six months ended June 30, 1998 the Company purchased and retired 209,720 shares for $319,014.

4. In April 1998, the Company granted options to purchase 390,000 shares of its common stock at $3.00 per share. Further, in April and May 1998 options to purchase 560,121 shares were exercised at prices of $2.00-$3.00 aggregating net proceeds to the Company of $1,318,409.

                     TRACK DATA CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

GENERAL

     The Company provides real-time financial market data, fundamental research, charting, and analytical services to institutional and individual investors through dedicated telecommunication lines and the Internet. It also disseminates news and third party database information from more than 100 sources worldwide. The Company's main products include MarkeTrack, MarkeTrack98, Track OnLine, Dial/Data, NewsWatch, NewsWeb, myTrack and ProTrack. Track Data's AIQ Systems division offers expert systems software, including artificial intelligence products for market timing and stock selection.

RESULTS  OF  OPERATIONS

THREE  MONTHS  ENDED  JUNE  30,  1998  AND  1997

     Revenues for the three months ended June 30, 1998 and 1997 were $11,454,213 and $11,894,000, respectively.

     Direct operating costs were $6,420,740 for the second quarter of 1998 and $6,344,946 for the similar period in 1997. Direct operating costs as a percentage of revenues was 56% in 1998 and 53% in 1997. Direct operating costs include direct payroll, direct telecommunication costs, computer supplies, depreciation and equipment lease expense and the amortization of software development costs.

     Selling and administrative expenses were $4,920,937 and $4,906,338 in the 1998 and 1997 periods, respectively. Selling expenses are expected to increase during the remainder of 1998 as there has been recent additions to sales and customer support personnel and increased media advertising for the Company's new myTrack and ProTrack Internet based products. Selling and administrative expenses as a percentage of revenues was 43% in the 1998 period and 41% in the 1997 period.

     Interest expense decreased to $135,190 in the 1998 period compared to $181,801 in 1997 due to decreased borrowings.

     As a result of the above mentioned factors, the Company realized a loss of $49,363 in 1998 and income of $320,031 in 1997 before equity in net income
(loss)  from  an  affiliate.

     The equity in income from an affiliate was $90,000 in the 1998 period as compared to a loss from that affiliate of $664,000 in the 1997 period. The loss included a significant charge by the affiliate for restructuring costs and an asset impairment write-down.

     Net income was $40,637 for the 1998 quarter as compared to a net loss of $343,969 for the 1997 quarter.

SIX  MONTHS  ENDED  JUNE  30,  1998  AND  1997

     Revenues for the six months ended June 30, 1998 and 1997 were $23,269,873 and $23,811,813, respectively.

     Direct operating costs were $12,926,913 for the first six months of 1998 and $12,887,682 for the similar period in 1997. Direct operating costs as a percentage of revenues was 56% in 1998 and 54% in 1997.

     Selling and administrative expenses were $9,771,539 and $9,587,032 in the 1998 and 1997 periods, respectively. Selling and administrative expenses as a percentage of revenues was 42% in 1998 and 40% in 1997. The dollar and percentage increase primarily reflects an increase in marketing expenses.

     Interest expense decreased to $277,942 in the 1998 period compared to $382,875 in 1997 due to decreased borrowings.

     As a result of the above mentioned factors, the Company realized income before equity in net income (loss) from an affiliate of $121,479 in the 1998 period compared to $602,833 in 1997.

     The equity in income from an affiliate was $146,000 in the 1998 period compared with a loss from such affiliate of $770,000 in the 1998 period. The 1997 loss included a significant charge by the affiliate for restructuring costs and an asset impairment write-down.

     Net income was $267,479 for the six months ended June 30, 1998 compared with a net loss of $167,167 for the six months ended June 30, 1997.


LIQUIDITY  AND  CAPITAL  RESOURCES

     During the six months ended June 30, 1998 and 1997 cash provided by operating activities was $1,355,902 and $3,401,693, respectively. The decrease was due principally to $780,000 of taxes paid in the six months ended June 30, 1998, as well as accounts payable which decreased by $309,964 in 1998 compared with an increase of $689,344 in the same period in 1997. Cash flows used in investing activities was $198,033 and $661,097 for the six months ended June 30, 1998 and 1997, respectively. Loans to related parties decreased by approximately $468,000. Cash used in financing activities was $1,374,931 and $2,597,587 for the six months ended June 30, 1998 and 1997, respectively. The decrease in 1998 compared to 1997 is primarily due to cash received from the exercise of stock options in 1998.

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

Item  3.    Defaults  upon  Senior  Securities.  Not  Applicable
            ----------------------------------

Item 4.     Submission of Matters to a Vote of Security Holders. Not Applicable.
            ---------------------------------------------------

Item  5.    Other  Information.  Not  Applicable.
            ------------------

Item  6.     (a)     Exhibits.
                     --------
                     Exhibit  27.  Financial  Data  Schedule

             (b)     Reports on Form 8-K.  There were no reports on Form 8-K
                     -------------------
                     filed during the second  quarter  of  1998

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


TRACK  DATA  CORPORATION

         /s/                      8/12/98
      --------------------------  -------
      Barry Hertz
      Chairman of the Board
      Chief Executive Officer

         /s/                      8/12/98
       -------------------------  -------
       Martin Kaye
       V.P. Finance, Principal
       Financial Officer