Form 10-Q
period 1998-09-30
TRACK DATA CORP
filed 1998-11-12
CIK 922811

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



                For the quarterly period ended SEPTEMBER 30, 1998

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of October 31, 1998 there were 14,496,156 shares of common stock outstanding.

------


PART  I.     FINANCIAL  INFORMATION
--------     ----------------------

Item  1.          Financial  Statements
                  ---------------------

                       See  pages  2-6

Item  2.          Management's  Discussion  and  Analysis  of Financial
                  -----------------------------------------------------
                  Condition and Results  of  Operations
                  -------------------------------------

                       See  pages  7-9

PART  II.     OTHER  INFORMATION
---------     ------------------

                       See  page  10

TRACK DATA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                     SEPTEMBER 30,    DECEMBER 31,
                                                                          1998            1997
                                                                     --------------   -------------
                                                                        Unaudited        Derived
                                                                                      from audited
                                                                                        financial
ASSETS                                                                                  statements

CASH                                                                 $      551,686   $     579,214

ACCOUNTS RECEIVABLE - net                                                 1,813,622       1,955,142

FIXED ASSETS - net                                                        8,418,173       8,876,718

INVESTMENT IN AFFILIATE                                                     952,285         741,285

DUE FROM RELATED PARTIES                                                     52,438         246,867

EXCESS OF COST OVER NET ASSETS ACQUIRED                                   3,100,704       3,312,613

NET DEFERRED INCOME TAX ASSETS                                              565,000         585,000

OTHER ASSETS                                                              2,095,541       2,015,792
                                                                     --------------   -------------

TOTAL                                                                $   17,549,449   $  18,312,631
                                                                     ==============   =============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
     Accounts payable and accrued expenses                           $    4,204,965   $   4,408,042
     Note payable - bank                                                  1,239,313       2,373,199
     Notes payable - other                                                  681,963         664,824
     Capital lease obligations                                            3,137,030       3,121,502
     Other liabilities                                                      348,449       1,115,631
                                                                     --------------   -------------

                    Total liabilities                                     9,611,720      11,683,198
                                                                     --------------   -------------

STOCKHOLDERS' EQUITY (Note 3)
     Common stock - $.01 par value;  30,000,000 shares authorized;
          Issued and outstanding - 14,530,733 shares in 1998 and
          14,308,967 shares in 1997                                         145,308         143,090
     Additional paid-in capital                                          15,464,445      14,417,325
     Foreign currency translation adjustment                                 17,692          22,999
     Deficit                                                             (7,689,716)     (7,953,981)
                                                                     --------------   -------------

                    Total stockholders' equity                            7,937,729       6,629,433
                                                                     --------------   -------------

TOTAL                                                                $   17,549,449   $  18,312,631
                                                                     ==============   =============

 See  notes  to  condensed  consolidated  financial  statements

TRACK DATA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
(unaudited)


                                                             1998         1997
                                                         -----------  ------------

REVENUES                                                  $34,880,845  $35,575,020
                                                          -----------  -----------

OPERATING COSTS AND EXPENSES:
     Direct operating costs                               19,638,179   19,217,297
     Selling and administrative expenses                  14,619,477   14,287,624
     Interest expense - net                                  392,923      554,598
                                                         -----------  -----------

                    Total                                 34,650,579   34,059,519
                                                         -----------  -----------

INCOME BEFORE INCOME TAXES AND EQUITY
     IN NET INCOME (LOSS) OF AFFILIATE                       230,266    1,515,501

INCOME TAXES                                                 177,000      543,303
                                                         -----------  -----------

INCOME BEFORE EQUITY IN NET INCOME (LOSS) OF AFFILIATE        53,266      972,198

EQUITY IN NET INCOME (LOSS) OF AFFILIATE                     211,000   (1,130,000)
                                                         -----------  -----------

NET INCOME (LOSS)                                        $   264,266  $  (157,802)
                                                         ===========  ===========

BASIC AND DILUTED INCOME (LOSS) PER SHARE                       $.02        $(.01)
                                                                ====        =====

WEIGHTED AVERAGE SHARES OUTSTANDING                       14,455,002   14,610,000
                                                         ===========  ===========

 See  notes  to  condensed  consolidated  financial  statements

TRACK DATA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
(unaudited)


                                                                  1998          1997
                                                               -----------   -----------

REVENUES                                                       $11,610,972   $11,763,207
                                                               -----------   -----------

OPERATING COSTS AND EXPENSES:
     Direct operating costs                                      6,711,266     6,329,615
     Selling and administrative expenses                         4,847,938     4,700,592
     Interest expense - net                                        114,981       171,723
                                                               -----------   -----------

                    Total                                       11,674,185    11,201,930
                                                               -----------   -----------

(LOSS) INCOME BEFORE INCOME TAXES AND EQUITY
     IN NET INCOME (LOSS) OF AFFILIATE                             (63,213)      561,277

INCOME TAXES                                                         5,000       191,912
                                                               -----------   -----------

(LOSS) INCOME BEFORE EQUITY IN NET INCOME (LOSS) OF AFFILIATE      (68,213)      369,365

EQUITY IN NET INCOME (LOSS) OF AFFILIATE                            65,000      (360,000)
                                                               -----------   -----------

NET (LOSS) INCOME                                              $    (3,213)  $     9,365
                                                               ===========   ===========

BASIC AND DILUTED  (LOSS) INCOME PER SHARE                            $  -          $  -
                                                                      ====          ====

WEIGHTED AVERAGE SHARES OUTSTANDING                             14,602,176    14,465,000
                                                               ===========   ===========

 See  notes  to  condensed  consolidated  financial  statements


TRACK DATA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
(unaudited)


                                                                           1998          1997
                                                                       -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                 $   264,266   $  (157,802)
     Adjustments to reconcile net income (loss) to net cash provided by operating activities:
          Depreciation and amortization                                  2,866,397     2,818,952
          Equity in net (income) loss of affiliate                        (211,000)    1,130,000
          Deferred income taxes                                             20,000       511,450
          Changes in operating assets and liabilities:
                Accounts receivable                                        141,520       (59,800)
                Other assets                                                14,888      (175,869)
                Accounts payable and accrued expenses                     (203,077)      314,165
                Other liabilities                                         (697,628)          184
                                                                       -----------   -----------

                    Net cash provided by operating activities            2,195,366     4,381,280
                                                                       -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of fixed assets                                             (451,142)     (499,325)
     Repayment of related party loans                                      201,905        41,709
     Loans to related parties                                               (7,476)     (577,184)
     Loans (to) from others                                                (11,677)       43,015
     Purchase of marketable securities                                           -       (10,000)
                                                                       -----------   -----------

                    Net cash used in investing activities                 (268,390)   (1,001,785)
                                                                       -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments under capital lease obligations                           (1,487,685)   (2,136,351)
     Net payments on note payable - bank                                (1,133,886)     (403,272)
     Net proceeds (payments) on notes payable - other                       17,140       (17,285)
     Net proceeds on loans from employee savings program                    18,723        42,996
     Purchase of treasury stock                                           (669,070)     (597,533)
     Payments of acquisition notes                                               -      (187,601)
     Proceeds from exercise of stock options                             1,318,409             -
                                                                       -----------   -----------

                    Net cash used in financing activities               (1,936,369)   (3,299,046)
                                                                       -----------   -----------

EFFECT OF EXCHANGE RATE DIFFERENCES ON CASH                                (18,135)        1,081
                                                                       -----------   -----------

NET (DECREASE) INCREASE IN CASH                                            (27,528)       81,530

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                                  579,214        65,589
                                                                       -----------   -----------

CASH AND EQUIVALENTS, END OF PERIOD                                    $   551,686   $   147,119
                                                                       ===========   ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid for:
          Interest                                                     $   348,271   $   537,186
          Income taxes                                                     784,708        29,532

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
     AND FINANCING ACTIVITIES:
     Equipment acquisitions financed by capital leases                 $ 1,497,979   $ 1,375,798



 See  notes  to  condensed  consolidated  financial  statements

                     TRACK DATA CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (unaudited)

1. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1998, and the results of operations for the three and nine month periods ended September 30, 1998 and 1997 and of cash flows for the nine months ended September 30, 1998 and 1997. The results of operations for the nine months ended September 30, 1998 are not necessarily indicative of results that may be expected for any other interim period or for the full year.

These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1997 included in the Company's Annual Report on Form 10-K. The accounting policies used in preparing these financial statements are the same as those described in the December 31, 1997 financial statements.

2. On November 7, 1997, the Company's Chairman and principal stockholder contributed to the Company for no consideration his 100% ownership interest in Newsware, Inc. which provides on-line news services to its customers. The results of operations for the three and nine months ended September 30, 1997 have been restated to give effect to the combination of Newsware, Inc. and the Company which has been accounted for similar to a pooling of interests.

3. During the nine months ended September 30, 1998 the Company purchased and retired 338,355 shares for $669,070.

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

THREE  MONTHS  ENDED  SEPTEMBER  30,  1998  AND  1997

     Revenues for the three months ended September 30, 1998 and 1997 were $11,610,972 and $11,763,207, respectively.

     Direct operating costs were $6,711,266 for the third quarter of 1998 and $6,329,615 for the similar period in 1997, an increase of 6%. Direct operating
costs  as  a  percentage of revenues was            58% in 1998 and 54% in 1997.
Direct operating costs include direct payroll, direct telecommunication costs, computer supplies, depreciation and equipment lease expense and the amortization of software development costs.

     Selling and administrative expenses were $4,847,938 and $4,700,592 in the 1998 and 1997 periods, respectively. Selling expenses are expected to increase during the remainder of 1998 as there has been recent additions to sales and customer support personnel and increased media advertising for the Company's new myTrack and ProTrack Internet based products. Selling and administrative expenses as a percentage of revenues was 42% in 1998 and 40% in 1997.

     Interest expense decreased to $114,981 in the 1998 period compared to $171,723 in 1997 due to decreased borrowings.

     As a result of the above mentioned factors, the Company realized a loss before equity in net income from an affiliate of $68,213 in the 1998 period compared to income before equity in net loss of affiliate of $369,365 in 1997.

     The equity in income from an affiliate was $65,000 in the 1998 period as compared to a loss from that affiliate of $360,000 in 1997.

     The Company incurred a net loss of $3,213 in 1998 and net income of $9,365 in 1997.

NINE  MONTHS  ENDED  SEPTEMBER  30,  1998  AND  1997

     Revenues for the nine months ended September 30, 1998 and 1997 were $34,880,845 and $35,575,020, respectively.

     Direct operating costs were $19,638,179 for the first nine months of 1998 and $19,217,297 for the similar period in 1997. Direct operating costs as a percentage of revenues was 56% in the 1998 period compared to 54% in the 1997 period.

     Selling and administrative expenses were $14,619,477 and $14,287,624 in the 1998 and 1997 periods, respectively. Selling and administrative expenses as a percentage of revenues was 42% in 1998 and 40% in 1997. The increase in 1998 was due to additional sales and customer support personnel and increased media advertising for the Company's new myTrack and ProTrack Internet based products. The dollar and percentage increase primarily reflects an increase in marketing expenses.

     Interest expense decreased to $392,923 in the 1998 period compared to $554,598 in 1997 due to decreased borrowings.

     As a result of the above mentioned factors, the Company realized income before equity in net income (loss) of an affiliate of $53,266 in the 1998 period compared to $972,198 in 1997.

     The equity in income from an affiliate was $211,000 in the 1998 period compared with a loss from such affiliate of $1,130,000 in 1997. The 1997 loss included a significant charge by the affiliate for restructuring costs and an asset impairment write-down.

     Net income was $264,266 in 1998 compared to a net loss of $157,802 in 1997.

LIQUIDITY  AND  CAPITAL  RESOURCES

     During the nine months ended September 30, 1998 and 1997 cash provided by operating activities was $2,195,366 and $4,381,280, respectively. The decrease was due principally to a decrease in income before equity in earnings (losses) of affiliate and $780,000 of taxes paid in 1998. Cash flows used in investing activities was $268,390 and $1,001,785 for the nine months ended September 30, 1998 and 1997, respectively. Cash used in financing activities was $1,936,369 and $3,299,046 for the nine months ended September 30, 1998 and 1997, respectively. Financing activities included cash received from the exercise of stock options in 1998.

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

     The Company is in the process of reviewing its products, information systems and critical suppliers to identify those that may be affected by the year 2000 (Year 2000) issue. Most of the Company's products and networks are substantially Year 2000 compliant already. There is presently certain data provided to customers from mainframe hardware, which is in the process of moving to a Year 2000 compliant server environment. This is expected to be completed in early 1999. The Company has sought compliance statements from each of its significant suppliers, most of which have provided positive assurances regarding their compliance. The Company will continue to work with those who are not yet Year 2000 compliant. In the normal course of business, the Company is replacing certain administrative systems and hardware. The new systems will be Year 2000 compliant and will cost approximately $500,000, most of which will be capitalized as fixed assets. These costs are capitalized because they relate to the implementation of new systems which include substantial new functionality speed and scalability, in addition to being Year 2000 compliant. All historical and future costs have been and will continue to be funded out of existing cash and cash flows from operations.

     The Company is considering certain contingency plans that are available in the event of a Year 2000 failure. For example, if any of the direct lines that are used by the Company's financial network were to fail, it is possible that the Company could shift customers to its Internet-based products. In another example, if one data provider fails, it is possible that there is another data provider that provides substantially similar information that could be integrated into the Company's data feed. The Company will continue to develop potential solutions so that it is as prepared as possible in the event of a failure.

Based upon currently available information, management has no reason to believe that the Company will not meet its compliance goals and does not anticipate that the cost of effecting Year 2000 compliance will have a material impact on the Company's financial condition or results of operations. Nevertheless, achieving Year 2000 compliance is dependent upon many factors, some of which are not completely within the Company's control. Should either the Company's internal systems or the internal systems of one or more of its critical vendors fail to achieve Year 2000 compliance, the Company's business and its results of operations could be adversely affected.

INFLATION  AND  SEASONALITY

     To date, inflation has not had a significant impact on the Company's operations. The Company's services are generally terminable by its customers at-will. The Company's revenues are not affected by seasonality.

     Disclosures in this Form 10-Q contain certain forward-looking statements, including without limitation, statements concerning the Company's operations, economic performance and financial condition, including in particular, Year 2000 information. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words "believe," "expect," "anticipate" and other similar expressions generally identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. These forward-looking statements are based largely on the Company's current expectations and are subject to a number of risks and uncertainties, including without limitation, changes in external market factors, changes in the Company's business or growth strategy or an inability to execute its strategy due to changes in its industry or the economy generally, the emergence of new or growing competitors, various other competitive factors and other risks and uncertainties indicated from time to time in the Company's filings with the Securities and Exchange Commission. Actual results could differ materially from the results referred to in the forward-looking statements. In light of these risks and uncertainties, there can be no assurance that the results referred to in the forward-looking statements contained in this Form 10-Q will in fact occur. Additionally, the Company makes no commitment to disclose any revisions to forward-looking statements, or any facts, events or circumstances after the date hereof that may bear upon forward-looking statements.

------
PART  II.  OTHER  INFORMATION
--------   ------------------

Item  1.  Legal  Proceedings.  Not  Applicable
          ------------------

Item  2.  Changes  in  Securities.  Not  Applicable
          -----------------------

Item  3.  Defaults  upon  Senior  Securities.  Not  Applicable
          ----------------------------------

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders.
          -----------------------------------------------------------

     The following matters were voted on at the November 5, 1998 Annual Meeting of Stockholders. The total shares voted were 13,969,337.

                                                           BROKER
                             FOR         AGAINST  ABSTAIN  NON-VOTES
                             ----------  -------  -------  ---------

ELECTION OF DIRECTORS:
   E. Bruce Fredrikson       13,941,057   28,280
   Barry Hertz               13,941,057   28,280
   Martin Kaye               13,941,057   28,280
   Morton Mackof             13,941,057   28,280
   Alan Schnelwar            13,941,057   28,280
   Jack Spiegelman           13,941,057   28,280


APPROVAL OF 1998 STOCK
OPTION PLAN:                 12,370,763  102,600   11,623  1,484,351

APPOINTMENT OF AUDITORS:     13,925,334   30,180   13,823

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


TRACK  DATA  CORPORATION



Date: 11/11/98         /s/
      --------       --------------------------
                     Barry Hertz
                     Chairman of the Board
                     Chief Executive Officer

Date: 11/11/98         /s/
      --------       --------------------------
                     Martin Kaye
                     V.P. Finance,
                     Principal Financial Officer