Form 10-K
period 1998-12-31
TRACK DATA CORP
filed 1999-03-26
CIK 922811

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(Mark  One)
/X/     Annual  report  under section 13 or 15(d) of the securities exchange act of  1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                             -----------------

/  /     Transition  report under section 13 or 15(d) of the securities exchange act  of  1934

COMMISSION  FILE  NUMBER  0-24634

                             TRACK DATA CORPORATION
             (Exact name of registrant as specified in its charter)

                                   22-3181095
                      (I.R.S. Employer Identification No.)

                                    DELAWARE
         (State or other jurisdiction of  incorporation or organization)

                                 56 PINE STREET
                               NEW YORK, NEW YORK
                    (Address of principal executive offices)

                                 (212) 943-4555
                         (Registrant's telephone number)

                                      10005
                                   (Zip Code)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

State the aggregate market value of the voting stock held by non-affiliates of the Registrant based on the closing price of the Company's Common Stock on February 26, 1999 of $10.88 per share. $33,933,764

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
   14,898,716 SHARES OF COMMON STOCK, $.01 PAR VALUE, AS OF FEBRUARY 28, 1999

                       DOCUMENTS INCORPORATED BY REFERENCE
                             [SEE INDEX TO EXHIBITS]

                                     PART I

ITEM  1.  BUSINESS

Track Data Corporation (the "Company" or "TDC") operates in one business segment providing real-time financial market data, fundamental research, charting, and analytical services to institutional and individual investors through dedicated telecommunication lines and the Internet. It also disseminates news and third party database information from more than 100 sources worldwide.

Although the Company has provided similar information to the high-end professional market over the Internet since 1996, it commenced such services to the non-professional individual investor community in mid 1998 through its myTrack service. As of March 1999, over 45,000 individuals have registered for the service. myTrack delivers free continuously updating quotes, as well as news and fundamental data. myTrack also offers various pay packages starting at $19.95 per month plus exchanges fees for real-time quotes and enhanced market data.

myTrack builds on the Company's long history of delivering mission critical information to the most demanding customers in the investment community. Market data is delivered direct from the original sources (such as the exchanges) to the Company's facilities where the data is simultaneously redistributed to its customers. Furthermore, the Company's telecommunication lines and Microsoft NT server environments have been thoroughly tested. TDC's goal is to be the leader in the market data industry in terms of quality and price. To address customer concerns, myTrack contains an on-line chat feature that allows its customers to communicate with each other, with paid hosts who answer questions and monitor chat conversations, as well as to communicate directly with us. Customers can comment on bugs, features or make suggestions. All communications are answered within the day and suggestions for enhancements are considered, many of which have been implemented since myTrack's introduction. The Company believes this approach has resulted in a loyal following from subscribers.

Since October 1998, myTrack has offered its members free monthly trading contests with cash prizes. In addition to creating excitement and generating new users, the contests have allowed myTrack to test its new trading system software. The contest provides simulated trading through a drop down order entry screen from the myTrack monitor screen. The trading contests prompted many users to request live trading, which the Company expects to offer in April 1999 through an arrangement with Track Securities Corporation ("TSC"), a full service broker-dealer owned by a director of the Company. The Company has licensed its online trading software to TSC. It is the Company's intention to apply for a broker-dealer license as soon as practicable after online trading commences. The combination of myTrack's market information system and a user-friendly trading screen is expected to appeal to the on-line investment community.

myTrack operates through the use of a proprietary application software. Once the user is attached to the Track host server, the connection link is constant, like an open telephone connection. This allows us to provide dynamically updating stock quotes and news and to immediately respond to all queries. Utilizing myTrack's built-in trading platform allows the user to enter a trade that is received instantaneously, as the connection is the same one that is already connected for myTrack. The Company believes this is a competitive advantage over other trading systems that require a new connection to a server every time information is requested or sent.

myTrack is currently available at no cost to the consumer over the Internet, offering delayed quotes, with the option of upgrading to real-time paid services. Although most of the myTrack customers currently use the delayed quote service for free, the paid subscriber base has been growing at over 20% per month. The Company believes the myTrack trading platform, which is integrated into the myTrack monitor screen, will encourage free users to trade through the system, as well as to upgrade their myTrack subscription to real-time paid services.

As the Company believes strongly in the Internet as the delivery medium for all data in the future, it recently introduced myTrack Pro, a service similar to myTrack but targeted to the professional trading market. This application is expected to open up an area of opportunity to serve the retail broker, a market for which the Company's high end product delivered over direct telecommunication lines was too expensive to be competitive. The Company now delivers market data over the Internet at prices that are very competitive and at reduced communication costs for its customers.

See Note G of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for further information about customers.

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

On November 7, 1997, Barry Hertz, Chairman and principal stockholder of the Company, transferred his 100% ownership in Newsware, Inc. ("NW") to the Company for no further consideration. NW owed Mr. Hertz approximately $1,025,000, which was contributed to capital prior to this transaction, and NW owed the Company approximately $1,200,000, net of reserves, at the time of this transaction. NW is a provider of on-line news information services.

For accounting purposes, the Merger in 1996 and the subsequent contribution of NW in 1997 were treated as combinations of entities under common control similar to pooling-of-interests. Accordingly, the historical financial position and results of operations of Track, Global and Newsware have been combined for all periods presented.

The Company maintains offices worldwide, with executive offices located at 56 Pine Street, New York, New York 10005 and at 95 Rockwell Place, Brooklyn, New York 11217. Its telephone number is 212-943-4555 or 718-522-7373.

The  Company's  services  consist  of  the  following:

- MarkeTrack is a real-time quote processing and analytical system that provides domestic and international market information, dynamically updating quotelines, options and futures displays, real-time spreadsheets, tick-by-tick updating graphics, news services and third party databases, user-defined screen layouts, access to back office order and execution services, and over 20 years of graphical price history. MarkeTrack 98 provides similar information to individuals through the Internet.

- myTrack and myTrack Pro provide market data similar to MarkeTrack through the Internet to individual and professional users, respectively. myTrack provides delayed quotes on all United States, Canadian and European stocks, options and futures exchanges free of charge or with real-time quotes in various pay plan packages. In addition to real-time quotes, myTrack users may subscribe to a wide variety of databases and news services that support specific investment needs. Online trading is expected to be offered through the myTrack service in April 1999. myTrack Pro serves the professional market, principally retail brokers, through the Internet.

- Dial/Data provides electronic access to daily and historical price data on worldwide exchanges, primarily to individual investors who do not need real-time information.

- NewsWatch provides a consolidated feed of multiple news sources on a real-time basis that affords users the benefit of knowing and reacting quickly to events that may affect them in their business or investments.

- AIQ Systems develops and markets PC based financial investment software for individual and professional users.

MARKETRACK

MarkeTrack offers significant real-time quote processing and analytical features, and has become distinguished over time for its ability to consistently deliver real-time, market sensitive information. The service provides domestic and international market information, dynamically updating quotelines, options and futures displays, real-time spreadsheets, tick-by-tick updating graphics, more than 30 news services and third party databases, user-defined screen layouts, access to back office order and execution services, and over 20 years of graphical price history. It allows users to calculate theoretical values of options and determine the most beneficial investment strategy through calculating returns on alternative investments, including options and futures. In addition, users are able to download real-time data to both Microsoft Excel and Lotus 1-2-3 spreadsheet applications which allows the users to create individually tailored financial applications to meet specific needs without additional programming. MarkeTrack 98 provides essentially the same service through the Internet.

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

MarkeTrack currently serves over 3,000 customers in trading and institutional investment management positions. Customers include floor traders, block traders, market makers, OTC traders, options specialists, head traders, arbitrageurs and hedge fund managers.

MYTRACK  AND  MYTRACK  PRO

Streaming technology helps set myTrack apart from other online investment services. Instead of static Web pages that post delayed quote information (which users must refresh each time they want to see more recent information), myTrack delivers delayed, yet continually updated quotes. For no charge, users also receive breaking company news, a trade-by-trade log, charting for technical analysis and a proprietary library of intraday market statistics. For a monthly service charge and exchange fees, real-time quotes, Nasdaq Level II and a variety of optional databases and news services are also available. In addition, for the first time anywhere, Track Data introduced its proprietary pricing model called Real-Time Implied Price - that provides free access to prices that are generally comparable to real-time quotes. Real-Time Implied Prices are derived from real-time option quotes for the underlying security. This lets individual investors save money on exchange fees which are levied for real-time quote access, and provides a significant edge for making quick financial decisions. myTrack remains active on the user's desktop, continuously tracking both delayed and real-time stock quotes, mutual funds, market indexes and options. For example, if a user wants real-time quotes only from Nasdaq, and free delayed quotes from the NYSE, he or she can easily customize the information viewed on the screen. To access both free and paid services, users download the myTrack software from www.mytrack.com. Online trading is expected to be offered through the myTrack service in April 1999. myTrack Pro is delivered to the professional retail broker market through the Internet. It uses the myTrack platform and is tailored to the professional user.

Pricing. Real-time quotes, news, charting and technical analysis are available in various pay packages from $19.95 per month plus exchange fees to $95.00 per month plus exchange fees, including Nasdaq Level II.

DIAL/DATA  SERVICE

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

Pricing and Customers. Customers who subscribe to Dial/Data have the option of either paying a flat monthly rate which ranges from $15 to $125 depending on the type of data received, or being billed on a per quote basis. Customers outside the continental U.S. are also billed a per-minute connection charge. Customers pay for their services primarily by permitting the Company to charge their credit cards. Customers may terminate Dial/Data services at any time. At December 31, 1998, 1997 and 1996 there were approximately 22,000, 25,000 and 23,500 customers of the Dial/Data service, respectively.

NEWSWATCH  SERVICE

The market focus of NewsWatch is the business professional who "must know first." It may be a trader, banker, research analyst, investment relations professional, corporate executive, or any "knowledge worker" who needs real-time information for making day to day business decisions. The service provides enterprise wide solutions to corporations needing to deliver external/internal real-time information to their "knowledge workers," leveraging internal networks and/or intranets. The service includes a high-speed consolidated news ticker, an NT-resident database with full-text indexing, access to a variety of third-party databases, and multiple domestic/international exchanges, all via a state of the art user-friendly presentation environment.

NewsWatch also provides a browser-based interface, bringing all the advantages of the Company's news collection and delivery service to the web environment. It is particularly appropriate for corporations who are comfortable with browser technology and need access to real-time business news for their end-user population via an internal intranet or the World Wide Web.

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

AIQ  SYSTEMS

AIQ Systems is an industry leader in developing artificial intelligence (AI) based stock market analysis and charting software for personal computers. By simulating the reasoning of top market technicians, AIQ's "Expert Systems" delivers trading signals and valuable market insight, as well as state-of-the-art technical charting and screening capabilities. AIQ's customer list consists of thousands of individual and professional investors, world-wide, who rely on AIQ's accurate and unique timing information for their daily trading decisions.

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

In November 1998, AIQ's TradingExpert Pro version 5.0 was introduced to the marketplace combining its new Expert Design Studio which gives investors the design and testing tools required to uncover profitable trading systems with myTrack's delayed and realtime quotes and news and Dial/Data's historical and end of day data. In addition, the 32-bit TradingExpert Pro contains state-of-the-art charting, industry group analysis, market timing, reports and screening, and portfolio management. AIQ offers this powerful package for monthly fees starting at $59 for delayed quotes and $79 plus exchange fees for real-time quotes.

MARKETING

MarkeTrack competes in several highly competitive segments of the on-line real-time financial information marketplace: equity, options and futures trading; and the investment management segments of the professional investment community. The equities, options and futures trading segment of this market is comprised of approximately 30,000 professionals who spend an estimated $150 million per year on financial information, and the investment management segment is comprised of approximately 60,000 professionals who spend an estimated $320 million per year on financial information. TDC's focus is on the premium end of these trading markets, appealing to institutional sales people, arbitrageurs, market makers and traders. TDC estimates that the premium segment of the trading market consists of approximately 16,000 terminals, of which its share is approximately 18%.

These services, as well as the NewsWatch service, are marketed primarily through a dedicated sales force, including 15 full-time regional sales persons in the U.S. and an international sales staff of 4 full-time sales persons. All services and new business are sold directly, often as a result of on-site presentations and service demonstrations.

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

With the introduction of myTrack and its Internet based delivery system, the Company has expanded its media advertising to include television campaigns with CNBC and CNNfn and radio, as well as print ads in newspapers and magazines. The Company has also participated in online advertising through alliances with other Internet sites and in a joint marketing effort as a co-sponsor of a Wall Street contest with RealTIME Media, Inc. myTrack has also been marketed through direct mail campaigns. With the introduction of an online trading feature offered through myTrack, expenditures for marketing and advertising are expected to increase substantially in 1999.

The marketing effort for the Dial/Data service is directed towards the software vendors who offer analytic programs for the individual investor. By agreeing to provide royalties to these vendors, the Company seeks to encourage these vendors to make their programs compatible with the Company's data bases, and to encourage customers to select the Company's data bases in preference to data bases made available by others. Such agreements typically are terminable upon 90 days' notice and provide for payment by the Company to the vendor of amounts based on the Company's monthly data base charges to its customers. The Company understands that its competitors enter into similar arrangements with such vendors. The Company also seeks to gain the support of vendors by continually upgrading the flexibility, scope and convenience of its service and by adopting pricing systems which are attractive to the vendors' customers.

AIQ Systems markets its software products through direct mail, the internet, print advertising and seminars.

 LIMITED  PROPRIETARY  INFORMATION

The financial information which is made available by the Company for its MarkeTrack, myTrack, myTrack Pro, Dial/Data and NewsWatch services can be purchased from third party sources and is not proprietary. The Company maintains proprietary economic and historical financial databases. The Company protects its proprietary information with standard secrecy agreements.

MarkeTrack, NewsWatch, MarkeTrack 98, myTrack, myTrack Pro and Dial/Data are registered service marks owned by the Company. AIQ has registered trademarks for StockExpert, MarketExpert, and TradingExpert as well as Opening Bell for its newsletter.

COMPETITION

The Company competes with many other providers of electronically transmitted financial information. The Company competes in its varied service offerings to varying extents through price and quality of service.

The Company offers its MarkeTrack service in a highly competitive market in which it competes with other distributors of financial and business information, many of which have substantially greater financial resources. TDC competes, among other things, on the basis of the quality and reliability of its data, the speed of delivery and on the flexibility of its services. In the equity, options and futures trading segments, and the investment management segment, TDC's competitors include Bloomberg Financial and Bridge Information Systems. To a lesser degree, these TDC services compete with ILX, a Thomson Financial Services company, and Quotron, a Reuters company, who dominate the retail brokerage market segment. There can be no assurance that TDC will not encounter increased competition in the future, which could limit the Company's ability to maintain or increase its market share or maintain its margins, and which could have a material adverse effect on TDC's business, financial condition or operating results.

myTrack competes with many providers of financial information over the Internet. It competes on quality and reliability, as well as speed and price. Principal competitors to myTrack are Signal, DTN, PC Quote, AT Financial, as well as many other Internet providers of financial information.

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

The Company offers its NewsWatch service in a highly competitive market in which it competes with other distributors of news information, many of which have substantially greater financial resources. NewsWatch competes, among other things, on the basis of the quality and reliability of its data, the speed of delivery and on the flexibility of its services. NewsWatch's principal competitors are NewsEdge Corp., Retrieval Technologies, Inc. and WavePhore's Newscast service.

Competitors of AIQ include Equis International (MetaStock), Omega Research (SuperCharts), Windows on Wall Street, and many others. Generally, these competitors' products can be classified as "charting" packages. They concentrate their resources on general charting (graphical) and stock market back-testing capabilities, rather than the pre-programmed market analysis offered by the AIQ products. Due to this approach, which tends to be less support intensive, they compete at a lower price range of between $250 and $450 per unit, as compared to AIQ Systems which sells its most popular software product, "Trading Expert," for $695. AIQ's newly released Trading Expert Pro competes with Omega's TradeStation and MetaStock Professional.

RESEARCH  AND  DEVELOPMENT

Expenditures for research and development were incurred primarily to enhance the service offerings for each of the Company's services based on customer requests and the Company's knowledge of the marketplace and competition. These expenditures were $2,475,000, $2,322,000 and $2,383,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

EMPLOYEES

The Company employed approximately 250 persons on a full time basis as of December 31, 1998. The Company believes that its relationship with its employees is satisfactory.

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

The Company leased its New York, NY property from another family partnership until the sale of that property in February 1998. The Company currently leases this property comprising 16,800 square feet from an unaffiliated third party through February 2005 with base rent of $244,000, subject to annual increases of 2.5% plus payment for electric and a share of increases in taxes.

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


ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

The Company held its Annual Meeting on November 5, 1998. The results of matters voted at that Meeting were reported in Part II, Item 4 of the Company's Form 10-Q for the period ended September 30, 1998.

                                     PART II


ITEM  5.  MARKET  FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is quoted on the Nasdaq National Market System under the symbol "TRAC." On February 28, 1999, there were 72 stockholders of record of the Company's Common Stock based on information provided by the Company's transfer agent. Virtually all of the Company's publicly held shares are held in "street name" and the Company believes the actual number of beneficial holders of its Common Stock to be approximately 4,200.

The following table sets forth the high and low sales prices for the Company's Common Stock as reported on Nasdaq NMS.

                    COMMON STOCK SALE  PRICE
                    ------------------------
                    HIGH         LOW
                    -------      ------
1997
----
First Quarter         1-7/8           1
Second Quarter        2-1/4      1-5/32
Third Quarter       1-11/16       1-1/4
Fourth Quarter        1-1/2       1-1/8

1998
----
First Quarter         1-3/4      1-3/16
Second Quarter       10-3/8       1-3/8
Third Quarter         4-3/4           2
Fourth Quarter       11-5/8      2-7/16



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

ITEM  6.  SELECTED  FINANCIAL  DATA

                                                   (in thousands, except per share data)

YEAR ENDED DECEMBER 31,                            1998     1997      1996      1995      1994
                                                -------  --------  --------  --------  --------

SERVICE FEES AND REVENUE                        $46,473  $47,631   $48,031   $45,162   $40,825
                                                -------  --------  --------  --------  --------

OPERATING COSTS AND EXPENSES:
     Direct operating costs                      26,466   25,629    26,283    25,409    21,690
     Selling and administrative expenses         19,449   19,410    20,530    23,273    19,272
     Deferred compensation expense                    -        -       295     2,946       901
     Other income                                     -        -      (288)     (468)      (93)
     Interest expense (net of interest income)      508      719     1,008       950       628
                                                -------  --------  --------  --------  --------

                    Total                        46,423   45,758    47,828    52,110    42,398
                                                -------  --------  --------  --------  --------

INCOME (LOSS) BEFORE EQUITY IN NET INCOME
     (LOSS) OF AFFILIATE AND INCOME TAXES            50    1,873       203    (6,948)   (1,573)

EQUITY IN NET INCOME (LOSS) OF AFFILIATE            326   (1,146)     (184)      422        89
                                                -------  --------  --------  --------  --------

INCOME (LOSS) BEFORE INCOME TAXES (BENEFIT)         376      727        19    (6,526)   (1,484)

INCOME TAXES (BENEFIT)                              158      299       526      (708)      (62)
                                                -------  --------  --------  --------  --------

NET INCOME (LOSS)                               $   218  $   428   $  (507)  $(5,818)  $(1,422)
                                                =======  ========  ========  ========  ========

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE   $   .01  $   .03   $  (.03)  $  (.42)  $  (.11)
                                                =======  ========  ========  ========  ========

WEIGHTED AVERAGE SHARES OUTSTANDING              14,556   14,555    14,622    13,911    12,849
                                                =======  ========  ========  ========  ========



DECEMBER 31,                                       1998     1997      1996      1995      1994
                                                -------  --------  --------  --------  --------
                                                                (In thousands)

TOTAL ASSETS                                    $18,591  $18,312   $20,679   $26,297   $25,494
TOTAL LIABILITIES                                 9,979   11,683    14,743    21,540    15,613
STOCKHOLDERS' EQUITY                              8,612    6,629     5,936     4,757     9,881

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS  OF  OPERATIONS

YEAR  ENDED  DECEMBER  31,  1998  AND  1997

Revenues for the year ended December 31, 1998 and 1997 were $46,473,000 and $47,631,000, respectively. The revenue decline in 1998 is principally due to a reduction in the number of customers in traditional direct delivery services, as customers transition to the Internet with new lower priced offerings such as myTrack and myTrack Pro.

Direct operating costs were $26,466,000 for 1998 and $25,629,000 for the similar period in 1997. Direct operating costs as a percentage of revenues were 57% in 1998 and 54% in 1997. The percentage increase is due to the lower revenues in 1998 and increased costs of Internet communication lines and additional server equipment. Direct operating costs include direct payroll, direct telecommunication costs, computer supplies, depreciation, equipment lease expense and the amortization of software development costs.

Selling and administrative expenses were $19,449,000 and $19,410,000 in the 1998 and 1997 periods, respectively. Selling and administrative expenses as a percentage of revenues was 42% in 1998 and 41% in 1997. The dollar and percentage increase primarily reflects an increase in advertising, offset by reductions in communications and other office expenses.

Net interest expense decreased to $508,000 in the 1998 period compared to $719,000 in 1997 due to decreased borrowings.

The equity in net income from an affiliate, Innodata Corporation, was $326,000 in 1998, while in 1997 the equity in the net loss of that affiliate was $1,146,000. The 1997 loss included a significant charge by the affiliate for restructuring costs and an asset impairment write-down as well as losses on foreign currency futures contracts.

As a result of the above mentioned factors, the Company realized net income of $218,000 in 1998 and $428,000 in 1997.

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

Net interest expense decreased to $719,000 in the 1997 period compared to $1,008,000 in 1996 due to decreased borrowings.

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

Principally from the loss from an affiliate, the Company's net income was reduced to $428,000 for the year ended December 31, 1997. The Company realized a net loss of $507,000 in 1996 due principally to the unusually high tax provision detailed above.

LIQUIDITY  AND  CAPITAL  RESOURCES

During the years ended December 31, 1998 and 1997 cash provided by operating activities was $2,287,000 and $6,108,000, respectively. The decrease was due principally to a reduction in income before minority interest and increased payments for accounts payable and other liabilities. Cash flows used in investing activities was $360,000 and $1,488,000 for the years ended December 31, 1998 and 1997, respectively. The decrease was mainly due to a decrease in payments of related party debt. Cash used in financing activities was $1,599,000 and $4,094,000 for the years ended December 31, 1998 and 1997, respectively. The decrease in 1998 from 1997 is primarily due to proceeds from the exercise of stock options in 1998 and decreased capital lease obligation payments in that year.

The Company has a line of credit with a bank. The line is collateralized by the assets of the Company and is guaranteed by its principal stockholder. Interest is charged at 1.75% above the bank's prime rate and is due on demand. The Company may borrow up to 80% of eligible accounts receivable and is required to maintain a compensating balance of 10% of the outstanding loans. See Note E of Notes to Consolidated Financial Statements in Item 8. The line of credit is sufficient for the Company's cash requirements, however, the Company plans to spend substantial amounts for advertising its myTrack Internet-based market data system and online trading. The Company plans to seek additional financing for such efforts. There are no major capital expenditures anticipated beyond the normal replacement of equipment and additional equipment to meet customer requirements.

The Company is in the process of reviewing its products, information systems and critical suppliers to identify those that may be affected by the year 2000 (Year
2000) issue. Most of the Company's products and networks are substantially Year 2000 compliant already. There is presently certain data provided to customers from mainframe hardware, which is in the process of moving to a Year 2000 compliant server environment. This is substantially completed. The Company has sought compliance statements from each of its significant suppliers, most of which have provided positive assurances regarding their compliance. The Company will continue to work with those who are not yet Year 2000 compliant. In the normal course of business, the Company is replacing certain administrative systems and hardware. The new systems will be Year 2000 compliant and will cost approximately $500,000, most of which will be capitalized as fixed assets. These costs are capitalized because they relate to the implementation of new systems which include substantial new functionality speed and scalability, in addition to being Year 2000 compliant. All historical and future costs have been and will continue to be funded out of existing cash and cash flows from operations.

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

Disclosures in this Form 10-K contain certain forward-looking statements, including without limitation, statements concerning the Company's operations, economic performance and financial condition, including in particular, Year 2000 information. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words "believe," "expect," "anticipate" and other similar expressions generally identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. These forward-looking statements are based largely on the Company's current expectations and are subject to a number of risks and uncertainties, including without limitation, changes in external market factors, changes in the Company's business or growth strategy or an inability to execute its strategy due to changes in its industry or the economy generally, the emergence of new or growing competitors, various other competitive factors and other risks and uncertainties indicated from time to time in the Company's filings with the Securities and Exchange Commission. Actual results could differ materially from the results referred to in the forward-looking statements. In light of these risks and uncertainties, there can be no assurance that the results referred to in the forward-looking statements contained in this Form 10-K will in fact occur.


ITEM  7A.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

The Company is exposed to interest rate change market risk with respect to its credit facility with a financial institution which is priced based on the prime rate of interest. At December 31, 1998, $2,100,000 was outstanding under the credit facility. Changes in the prime interest rate during fiscal 1999 will have a positive or negative effect on the Company's interest expense. Such exposure will increase accordingly should the Company maintain higher levels of borrowing during 1999.

 ITEM  8.  FINANCIAL  STATEMENTS

     INDEX  TO  FINANCIAL  STATEMENTS

                                                                           PAGE
-------------------------------------------------------------------------

TRACK DATA CORPORATION AND SUBSIDIARIES

Independent Auditors' Report                                               II-8

Consolidated Balance Sheets as of December 31, 1998 and 1997               II-9

Consolidated Statements of Operations for the three years ended            II-10
December 31, 1998, 1997 and 1996

Consolidated Statements of Stockholders' Equity and Comprehensive          II-11
Income for the three years ended December 31, 1998, 1997 and 1996

Consolidated Statements of Cash Flows for the three years ended            II-12
December 31, 1998, 1997 and 1996

Notes to Consolidated Financial Statements                                 II-13-22


INNODATA CORPORATION AND SUBSIDIARIES - SIGNIFICANT SUBSIDIARY

Independent Auditors' Reports                                              II-23-24

Consolidated Balance Sheets as of December 31, 1998 and 1997               II-25

Consolidated Statements of Operations for the three years ended
December 31, 1998                                                          II-26

Consolidated Statements of Stockholders' Equity for the three years ended
December 31, 1998                                                          II-27

Consolidated Statements of Cash Flows for the three years ended
December 31, 1998                                                          II-28

Notes to Consolidated Financial Statements                                 II-29-40

                          INDEPENDENT AUDITORS' REPORT



Board  of  Directors  and  Stockholders
Track  Data  Corporation


We have audited the accompanying consolidated balance sheets of Track Data Corporation and subsidiaries (the "Company") as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Track Data Corporation and subsidiaries as of December 31, 1998 and 1997, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.


Grant  Thornton  LLP
Melville,  New  York
February  26,  1999

                     TRACK DATA CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1997

                                                                                         1998          1997
                                                                                  ------------  ------------

ASSETS

CASH AND EQUIVALENTS                                                              $   883,580   $   579,214

ACCOUNTS RECEIVABLE - net of allowance for doubtful accounts of
     $159,000 in 1998 and 1997                                                      1,916,036     1,955,142

FIXED ASSETS - at cost (net of accumulated depreciation)                            7,907,694     8,876,718

SOFTWARE - at cost (net of  accumulated amortization of $5,797,385 in 1998
     and $5,650,952 in 1997)                                                          128,466       231,967

DATABASE COSTS - at cost (net of accumulated amortization of $1,131,759 in
     1998 and $970,050 in 1997)                                                       485,463       647,171

INVESTMENT IN AFFILIATE                                                             1,067,285       741,285

DUE FROM RELATED PARTIES                                                                    -       246,867

EXCESS OF COST OVER NET ASSETS ACQUIRED                                             3,030,068     3,312,613

NET DEFERRED INCOME TAX ASSETS                                                        450,000       585,000

OTHER ASSETS                                                                        2,722,428     1,136,654
                                                                                  ------------  ------------

TOTAL                                                                             $18,591,020   $18,312,631
                                                                                  ============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
     Accounts payable and accrued expenses                                        $ 3,871,702   $ 4,408,042
     Note payable - bank                                                            2,138,432     2,373,199
     Notes payable - other                                                            698,148       664,824
     Capital lease obligations                                                      2,952,177     3,121,502
     Unearned revenues                                                                 84,586       200,077
     Other liabilities, including income taxes                                        234,012       915,554
                                                                                  ------------  ------------

                    Total liabilities                                               9,979,057    11,683,198
                                                                                  ------------  ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Common stock - $.01 par value; 30,000,000 shares authorized; issued and
          outstanding - 14,796,401 shares in 1998 and 14,308,967 shares in 1997       147,964       143,090
     Additional paid-in capital                                                    16,199,808    14,417,325
     Accumulated other comprehensive income                                                 -        22,999
     Deficit                                                                       (7,735,809)   (7,953,981)
                                                                                  ------------  ------------

                    Total stockholders' equity                                      8,611,963     6,629,433
                                                                                  ------------  ------------

TOTAL                                                                             $18,591,020   $18,312,631
                                                                                  ============  ============

 See  notes  to  consolidated  financial  statements.

                     TRACK DATA CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                               1998         1997          1996
                                                                        -----------  ------------  ------------

SERVICE FEES AND REVENUE                                                $46,473,469  $47,630,842   $48,030,735
                                                                        -----------  ------------  ------------

OPERATING COSTS AND EXPENSES:
     Direct operating costs                                              26,466,143   25,628,664    26,283,146
     Selling and administrative expenses                                 19,449,436   19,409,969    20,529,636
     Deferred compensation expense                                                -            -       294,893
     Gain on securities                                                           -            -      (288,419)
     Interest expense (net of interest income of $33,355, $41,630 and
           $148,788 in 1998, 1997 and 1996,  respectively)                  507,760      719,246     1,008,083
                                                                        -----------  ------------  ------------

                    Total                                                46,423,339   45,757,879    47,827,339
                                                                        -----------  ------------  ------------

INCOME BEFORE EQUITY IN NET INCOME (LOSS) OF
     AFFILIATE AND INCOME TAXES                                              50,130    1,872,963       203,396

EQUITY IN NET INCOME (LOSS) OF AFFILIATE                                    326,000   (1,146,000)     (184,355)
                                                                        -----------  ------------  ------------

INCOME BEFORE INCOME TAXES                                                  376,130      726,963        19,041

INCOME TAXES                                                                157,958      299,433       525,969
                                                                        -----------  ------------  ------------

NET INCOME (LOSS)                                                       $   218,172  $   427,530   $  (506,928)
                                                                        ===========  ============  ============

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE                           $       .01  $       .03   $      (.03)
                                                                        ===========  ============  ============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                            14,556,000   14,555,000    14,622,000
                                                                        ===========  ============  ============

 See  notes  to  consolidated  financial  statements.

                     TRACK DATA CORPORATION AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                                 ACCUMULATED                   COMPRE-
                                                                   ADDITIONAL    OTHER           RETAINED      HENSIVE
                                                    COMMON         PAID-IN       COMPREHENSIVE   EARNINGS      (LOSS)
                                                    STOCK          CAPITAL       INCOME          (DEFICIT)     INCOME
                                                    -------------  ------------  --------------  ------------  ----------

BALANCE, JANUARY 1, 1996                            $    139,770   $10,168,640   $      234,318  $(5,785,885)

     Net loss                                                                                       (506,928)  $(506,928)

     Issuance of common stock to Trust in
       satisfaction of Track phantom stock plan            8,359     3,836,703

     Issuance of common stock in satisfaction
       of bonus obligation                                   624       233,377

     Purchase and retirement of treasury stock              (927)     (112,731)

     Dividend paid to Track sole stockholder                                                      (2,088,698)

     Realized gain on transfer of affiliate shares
       to Trust                                                                        (174,801)                (174,801)

     Foreign currency translation adjustment                                            (15,432)                 (15,432)
                                                                                                               ----------

     Comprehensive loss                                                                                        $(697,161)
                                                    -------------  ------------  --------------  ------------  ==========

BALANCE, DECEMBER 31, 1996                               147,826    14,125,989           44,085   (8,381,511)

     Net income                                                                                      427,530   $ 427,530

     Contribution of loan payable to stockholder                     1,025,313

     Purchase and retirement of treasury stock            (4,736)     (733,977)

     Foreign currency translation adjustment                                           (21,086)                 (21,086)
                                                                                                              ----------

     Comprehensive income                                                                                     $ 406,444
                                                   -------------  ------------  --------------  ------------  ==========

BALANCE, DECEMBER 31, 1997                               143,090    14,417,325           22,999   (7,953,981)

     Net income                                                                                      218,172  $ 218,172

     Stock options exercised                               9,030     2,373,099

     Purchase and retirement of treasury stock            (4,156)     (909,616)

     Tax effect of stock options exercised                             319,000

     Foreign currency translation adjustment                                           (22,999)                (22,999)
                                                                                                             ----------

     Comprehensive income                                                                                    $ 195,173
                                                 -------------  ------------  --------------  ------------  ==========

BALANCE, DECEMBER 31, 1998                       $    147,964   $16,199,808   $            -  $(7,735,809)
                                                 =============  ============  ==============  ============

 See  notes  to  consolidated  financial  statements.

                     TRACK DATA CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                                 1998          1997          1996
                                                                          ------------  ------------  ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                    $   218,172   $   427,530   $  (506,928)
     Adjustments to reconcile net income (loss) to net cash provided by operating activities:
          Depreciation and amortization                                     3,743,908     3,656,987     3,580,610
          Equity in net (income) loss of affiliate                           (326,000)    1,146,000       184,355
          Deferred compensation                                                     -             -       294,893
          Profit sharing and charitable contributions paid in stock                 -       397,800             -
          Loss on contribution of stock of affiliate                                -       292,577             -
          Gain on sale of marketable securities                                     -             -      (335,340)
          Deferred taxes                                                      135,000      (265,000)      727,419
          Other                                                               153,381        33,137        52,185
          Changes in operating assets and liabilities:
                Accounts receivable                                            39,106      (312,511)      553,906
                Other assets                                                 (111,365)      227,967      (147,380)
                Accounts payable and accrued expenses                        (900,641)       33,598        70,818
                Other liabilities                                            (664,341)      469,998      (368,688)
                                                                          ------------  ------------  ------------

                    Net cash provided by operating activities               2,287,220     6,108,083     4,105,850
                                                                          ------------  ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of fixed assets                                                (703,258)     (591,531)   (1,003,600)
     Proceeds from sales of fixed assets                                      154,684             -             -
     Payments from related parties                                            201,462        14,909       748,661
     Payments to related parties                                               (7,476)     (949,895)     (777,073)
     Payments (to) from others                                                 (5,263)       48,167       (25,450)
     Purchase of marketable securities                                              -       (10,000)      (76,931)
     Purchase of shares of affiliate                                                -             -       (30,650)
                                                                          ------------  ------------  ------------

                    Net cash used in investing activities                    (359,851)   (1,488,350)   (1,165,043)
                                                                          ------------  ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments under capital lease obligations                              (1,959,052)   (2,782,015)   (2,756,554)
     Net payments on note payable - bank                                     (234,767)     (413,883)   (1,657,369)
     Net proceeds (payments) on notes payable - other                          32,144       (18,231)      (27,045)
     Net proceeds (payments) on loans from employee savings program            32,482        66,991       (49,932)
     Payments of acquisition notes                                                  -      (208,333)     (250,000)
     Proceeds from exercise of stock options                                1,443,706             -             -
     Purchase of treasury stock                                              (913,772)     (738,713)     (113,658)
                                                                          ------------  ------------  ------------

                    Net cash used in financing activities                  (1,599,259)   (4,094,184)   (4,854,558)
                                                                          ------------  ------------  ------------

EFFECT OF EXCHANGE RATE DIFFERENCES ON CASH                                   (23,744)      (11,924)      (39,156)
                                                                          ------------  ------------  ------------

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                               304,366       513,625    (1,952,907)

CASH AND EQUIVALENTS, BEGINNING OF YEAR                                       579,214        65,589     2,018,496
                                                                          ------------  ------------  ------------

CASH AND EQUIVALENTS, END OF YEAR                                         $   883,580   $   579,214   $    65,589
                                                                          ============  ============  ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid for:   Interest                                            $   546,042   $   698,093   $   910,113
                              Income taxes                                    786,447        18,094        31,629

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
     FINANCING ACTIVITIES:
     Equipment acquisitions financed by capital leases                    $ 1,783,198   $ 1,717,311   $ 2,401,000
     Payment of dividend by distribution of related party receivables               -             -     2,088,698
     Exercise of stock options                                                938,423             -             -

 See  notes  to  consolidated  financial  statements.

                     TRACK DATA CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

A.  THE  COMPANY  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION--Track Data Corporation ("TDC") and its subsidiaries (the "Company") operate in one business segment providing sophisticated market information and news services to the investment community and to corporate environments under continuing contracts, and lease dedicated communication lines to customers which link such customers to databases on a real-time basis. The Company, like other entities involved in businesses similar to leasing, uses a non-classified balance sheet because such presentation appropriately reflects the Company's operations. Its operating cycle is not the conventional one-year period.

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

PRINCIPLES OF CONSOLIDATION--The consolidated financial statements of the Company include its subsidiaries, all of which are wholly owned. All significant intercompany transactions and accounts have been eliminated in consolidation.

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

EXCESS OF COST OVER NET ASSETS ACQUIRED--The excess of the purchase price of acquired businesses over the fair value of net assets on the dates of acquisition amounts to $3,030,068 and $3,312,613, net of accumulated amortization of $1,363,838 and $1,081,292 as of December 31, 1998 and 1997, respectively. The excess is being amortized on the straight-line basis over ten to fifteen years. Management assesses the recoverability of the remaining unamortized costs based principally upon a comparison of the carrying value of the asset to the undiscounted expected future cash flows to be generated by the asset. If management concludes that the asset is impaired, its carrying value is adjusted to its net realizable value.

REVENUE RECOGNITION--The Company recognizes revenue as services are performed. Billings in advance of services provided are recorded as unearned revenues. All other revenues collected in advance of services are deferred until services are rendered.

FOREIGN CURRENCY TRANSLATION--The Company has several divisions which operate in foreign countries for which the functional currency is not U.S. dollars. Balance sheet accounts are translated at the exchange rates in effect at December 31, 1998 and 1997, and the income statement accounts are translated at the weighted average rates prevailing during the years ended December 31, 1998, 1997 and 1996. Unrealized foreign exchange gains and losses resulting from this translation are included in accumulated other comprehensive income.

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

RESEARCH AND DEVELOPMENT--The Company charges all costs incurred to establish the technological feasibility of a product or product enhancement to research and development expense. Research and development expenses were $2,475,000, $2,322,000 and $2,383,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

ADVERTISING--Advertising costs, charged to operations when incurred, were approximately $1,302,000, $734,000 and $863,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS--The Company has estimated the fair value of financial instruments using available market information and other valuation methodologies in accordance with SFAS No. 107, "Disclosures About Fair Value of Financial Instruments." Management of the Company believes that the fair values of financial instruments, consisting of accounts receivable and payable, notes payable and capital lease obligations, approximate carrying value due to the short payment terms associated with its accounts receivable and payable and the interest rates associated with its notes payable and capital lease obligations.

SEGMENT REPORTING--The Company adopted Statement of Financial Accounting Standards SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" for the year ended December 31, 1998. SFAS No. 131 requires that the Company disclose certain information about its operating segments defined as "components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance." Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments.

COMPREHENSIVE INCOME (LOSS)--In 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of SFAS No. 130 had no impact on the Company's net earnings or stockholders' equity. SFAS No. 130 requires foreign currency translation adjustments and unrealized gains and losses on available for sale securities, which prior to adoption were reported separately in stockholders' equity, to be included in accumulated other comprehensive income (loss). Prior year financial statements have been reclassified to conform to the requirements of SFAS No.
130. The balance as of January 1, 1996 consists of $59,517 of unrealized gains on foreign currency translation adjustments and $174,801 of gains on available for sale securities.

EARNINGS PER SHARE--Basic earnings per share is based on the weighted average number of common shares outstanding without consideration of potential common stock. Diluted earnings per share is based on the weighted average number of common and potential common shares outstanding. There was no affect on earnings per share in 1998 as a result of potential dilution. The calculation takes into account the shares that may be issued upon exercise of stock options, reduced by the shares that may be repurchased with the funds received from the exercise, based on the average price during the year.

B.  FIXED  ASSETS

Fixed  assets  consist  of  the  following  at  December  31,  1998  and  1997:

                                      1998         1997

Equipment                      $32,013,293  $30,981,623
Telephone system                   679,142      642,103
Furniture and fixtures             946,894      941,206
Transportation equipment            95,196       92,241
Leasehold improvements           1,948,073    1,956,391
                               -----------  -----------

                                35,682,598   34,613,564
Less accumulated depreciation
     and amortization           27,774,904   25,736,846
                               -----------  -----------

Fixed assets - net             $ 7,907,694  $ 8,876,718
                               ===========  ===========




Equipment financed by capital leases has a net carrying value of $5,305,644 and $5,910,644 at December 31, 1998 and 1997, respectively. Depreciation and amortization expense (including assets held under capital leases) for the years ended December 31, 1998, 1997 and 1996 was $3,112,806, $3,023,594 and
$2,908,573,  respectively.

C.  INVESTMENT  IN  AFFILIATE

As discussed in Note A, the Company has an equity interest in Innodata of 14%, 14% and 28% at December 31, 1998, 1997 and 1996, respectively, which is carried at the Company's equity in the underlying net assets. In December 1997, the Company reduced its holdings in Innodata to 14% by making a charitable contribution of such shares.

Summarized  information  for  Innodata  is  as  follows:

                           1998         1997          1996

Total assets        $10,596,000  $10,029,000   $12,416,000
Total liabilities     3,110,000    4,775,000     2,939,000
Revenues             19,593,000   20,117,000    20,536,000
Net income (loss)     2,250,000   (4,200,000)     (602,000)



The Company's equity in the net income (loss) of Innodata for the years ended December 31, 1998, 1997 and 1996 was $326,000, $(1,146,000) and $(184,000),
respectively.

D.  DUE  FROM  RELATED  PARTIES

The amounts due from related parties consisted of loans made to the Company's Chairman and entities controlled by him. Interest income recognized on amounts due from related parties was $5,583, $23,063 and $18,750 for the years ended December 31, 1998, 1997 and 1996, respectively.

E.  NOTE  PAYABLE  -  BANK

The note payable - bank bears interest at 1.75% above the bank's prime rate (9.75% at December 31, 1998) and is due on demand. The note is collateralized by substantially all of the Company's assets and is guaranteed by its principal stockholder. The Company may borrow up to 80% of eligible accounts receivable and is required to maintain a compensating cash balance of not less than 10% of the outstanding loan obligation. At December 31, 1998 and at times during the year, the Company did not meet these requirements. These requirements were waived by the bank for the year ended December 31, 1998.

F.  NOTES  PAYABLE  -  OTHER

Notes payable - other (i) are due on demand, (ii) bear interest at rates ranging from 9 to 10 percent per annum, and (iii) approximately $140,000 is guaranteed by the Company's Chairman.

G.  SEGMENT  INFORMATION

The Company operates in one business segment providing real-time financial market data, fundamental research, charting, and analytical services to institutional and individual investors through dedicated telecommunication lines and the Internet. It also disseminates news and third party database information from more than 100 sources worldwide.

The  Company's  revenues  are  derived  from  the  following  sources:

                                    1998         1997         1996
Institutional and corporate  $29,647,000  $29,494,000  $30,507,000
Individual                    16,826,000   18,137,000   17,524,000
                             -----------  -----------  -----------

                             $46,473,000  $47,631,000  $48,031,000
                             ===========  ===========  ===========




The decline in revenues from the individual market is due principally to a transition of this customer base from higher paying customers using direct telephone connections to the Company's lower paying services over the Internet. In mid 1998, the Company commenced offering its myTrack Internet-based service and many customers have moved to this lower paying service. Due to the late introduction of myTrack pay services in 1998, myTrack had little impact on revenues in that year. Revenues from foreign sources are not significant. No customer accounted for 10% of revenues in either market served by the Company.

H.  INCOME  TAXES

The  components  of  the  provision  for  income  taxes  are  as  follows:

                                1998       1997       1996
Federal:
     Current                $      -  $ 355,000   $162,000
     Deferred                115,000   (225,000)   285,000
                            --------  ----------  --------

     Total federal           115,000    130,000    447,000
                            --------  ----------  --------

State and local:
     Current                  22,958    209,433     29,000
     Deferred                 20,000    (40,000)    49,969
                            --------  ----------  --------

     Total state and local    42,958    169,433     78,969
                            --------  ----------  --------

Provision for income taxes  $157,958  $ 299,433   $525,969
                            ========  ==========  ========




Reconciliation of the U.S. statutory rate with the Company's effective tax rate is summarized as follows:

                                                     1998    1997      1996
Federal statutory rate                               34.0%   34.0%     34.0%

State and local income taxes                          7.5    15.4         -

Subchapter S losses not available to the Company        -    14.2     376.5

Utilization of net operating loss carryforward/back     -   (23.6)   (469.7)

Increase in valuation allowance                         -       -   2,735.0

Other                                                 0.5     1.2      86.5
                                                     -----  ------  --------

Effective rate                                       42.0%   41.2%  2,762.3%
                                                     =====  ======  ========




The  components  of  the  Company's  net  deferred  taxes  are  as  follows:

                                                                  1998          1997
Deferred tax assets:
   Net operating loss carryforwards                         $1,669,000   $   669,000
   Deferred compensation                                     1,354,000     1,491,500
   Excess tax basis over book basis of investment               11,000       157,000
   Other (principally reserves for uncollectible accounts)     206,000       327,500
                                                            -----------  ------------
                                                             3,240,000     2,645,000
   Less valuation allowance                                  2,057,000     1,000,000
                                                           -----------  ------------
                                                             1,183,000     1,645,000
                                                            -----------  ------------
Deferred tax liabilities:
   Accelerated depreciation for tax                           (515,000)     (745,000)
   Amortization of software and database costs
      deducted for tax, not for financial reporting           (218,000)     (315,000)
                                                            -----------  ------------

                                                              (733,000)   (1,060,000)
                                                            -----------  ------------

Net deferred tax asset                                      $  450,000   $   585,000
                                                            ===========  ============



The valuation allowance reduces total deferred tax assets to an amount management believes will likely be realized. At December 31, 1998, $426,000 of refundable income taxes is included in other assets. As of December 31, 1998, the Company has net operating loss carryforwards for Federal income tax purposes totaling approximately $4,171,000 which expire $785,000 in 2010; $590,000 in 2011; and $2,796,000 in 2012. Certain of these net operating losses may be limited to annual use based on IRS regulations.

I.  COMMITMENTS  AND  CONTINGENCIES

LEASES--The Company is obligated under various lease agreements covering office space and computer equipment. The lease agreements for office space contain escalation clauses based principally on increases in real estate taxes, building maintenance and utility costs. A summary of such commitments as of December 31, 1998 follows:





YEAR ENDING                         OFFICE      COMPUTER    CAPITAL
DECEMBER 31,                        SPACE       EQUIPMENT   TOTAL       LEASES

1999                                $  928,776  $  708,237  $1,637,013  $1,861,325
2000                                   702,473     335,240   1,037,713   1,078,721
2001                                   700,163      76,068     776,231     333,957
2002                                   579,623      16,039     595,662           -
2003                                   459,257       3,716     462,973           -
Thereafter                             381,748           -     381,748           -
                                    ----------  ----------  ----------  ----------

Total                               $3,752,040  $1,139,300  $4,891,340   3,274,003
                                    ==========  ==========  ==========

Less amounts representing interest                                         321,826
                                                                        ----------

Capital lease obligations                                               $2,952,177
                                                                        ==========




Rent expense for the years ended December 31, 1998, 1997 and 1996 amounted to $1,620,855, $1,609,920 and $1,613,846 for office space and $983,829, $1,570,977 and  $1,943,633  for  computer  equipment,  respectively.

The Company leased its office facilities in Brooklyn and Manhattan from limited partnerships owned by the Company's principal stockholder and members of his family. The Manhattan building was sold in 1998 and the property is now leased from an unaffiliated third party. The Company also guarantees the partnership's mortgage on the Brooklyn premises, having an unpaid balance of $1,610,028 at December 31, 1998. Certain financial covenants required in the mortgage have not been met. The partnership and the Company intend to renegotiate the terms of the mortgage. The Company paid these partnerships aggregate rent of $530,646, $988,500 and $979,857 for the years ended December 31, 1998, 1997 and 1996, respectively. The Brooklyn lease provides for the Company to pay $480,000 per annum.

SOFTWARE DEVELOPMENT AGREEMENT--In July 1998 the Company entered into a software development agreement with Third Millennium Technology, Inc. ("TMT"), a corporation controlled by a director of the Company. The agreement is for an initial period of two years and is renewable annually thereafter unless cancelled. The Company may terminate this agreement after two years by paying $40,000 plus continuation of fees provided in the contract for a third year. The monthly fees paid to TMT consist of a declining fee per user of the Company's myTrack service. Such fees amounted to $21,357 in 1998. Additional fees are payable in connection with revenues from on-line trading. The Company granted TMT a five year option to purchase 30,000 shares of its common stock at $4.00 per share exercisable 15,000 at the end of each of the first two anniversaries.

LITIGATION--The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the Company's financial statements.

J.  DEFERRED  COMPENSATION  AND  SAVINGS  PLANS

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

In December 1995, the Board of Directors agreed to satisfy all obligations to participants under the phantom stock plan by committing to pay upon termination of employment 729,600 shares of Global, in addition to the aforementioned shares of Innodata and Global. Accordingly, at December 31, 1995, the fair value of these shares was recorded as deferred compensation expense of $3,100,800 to recognize the obligation to participants at the quoted market price on that date. These shares were placed in a trust as of March 31, 1996 in accordance with terms of the Merger. In June 1998, the Board of Directors authorized the distribution of 74,338 shares to participants and a further 127,500 shares in February 1999.

In addition, the Company has an employee savings plan under which employees may make deposits to the savings plan and receive interest at the prime rate. Amounts due to employees under the plan aggregated $332,837 at December 31, 1998.

K.  CAPITAL  STOCK

COMMON STOCK--In August 1994, the Company sold, pursuant to a public offering, 1,380,000 shares of its common stock and certain warrants which have expired and realized net proceeds from the offering of approximately $5,544,000.

In connection with the offering, the Company sold to the underwriter for nominal consideration the right to purchase up to 120,000 shares of common stock at $7.625 per share through August 9, 1999. These warrants are presently registered.

PREFERRED STOCK--The Company is authorized to issue up to 1,000,000 shares of $.01 par value preferred stock. The Board of Directors is authorized to fix the terms, rights, preferences and limitations of the preferred stock and to issue the preferred stock in series which differ as to their relative terms, rights, preferences and limitations. No preferred shares have been issued.

COMMON STOCK RESERVED--At December 31, 1998, the Company reserved for issuance 1,981,979 shares of its common stock as follows: (a) 1,861,979 shares pursuant to the Company's Stock Option Plans and options issued which were not granted under the plans; and (b) 120,000 shares issuable upon exercise of underwriter's warrants.

L.  STOCK  OPTIONS  AND  WARRANTS

STOCK OPTIONS--The Company adopted, with stockholder approval, the 1994, 1995, 1996 and 1998 Stock Option Plans (the "1994 Plan," "1995 Plan," "1995 DD Plan," "1996 Plan" and the "1998 Plan") which provide for the granting of options to purchase not more than an aggregate of 300,000, 500,000, 50,000, 800,000 and 800,000 shares of common stock, respectively, subject to adjustment under certain circumstances. Such options may be incentive stock options ("ISOs") within the meaning of the Internal Revenue Code of 1986, as amended, or options that do not qualify as ISOs ("Non-Qualified Options").

The option exercise price per share for a Non-Qualified Option may not be less than 85% of the fair market value per share of common stock on the date of grant and for an ISO may not be less than the fair market value per share of common stock on the date of grant (110% of such fair market value for an ISO, if the grantee owns stock possessing more than 10% of the combined voting power of all classes of the Company's stock). Options may be granted under the Stock Option Plan to all officers, directors and employees of the Company and, in addition, Non-Qualified Options may be granted to other parties who perform services for the Company. No options may be granted under the 1994 Plan after March 31, 2004, under the 1995 Plan and 1995 DD Plan after May 15, 2005, under the 1996 Plan after July 8, 2006 and under the 1998 Plan after July 9, 2008.

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

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock Based Compensation." Accordingly, no compensation expense has been recognized for stock options granted to employees. Had compensation cost for the Company's stock option grants been determined based on the fair value at the grant date for awards in 1998, 1997 and 1996 consistent with the provisions of SFAS No. 123, the Company's net income (loss) and income (loss) per share, both basic and diluted, would have been changed to the pro forma amounts as follows: net income would have been $115,000, or $.01 per share in 1998, net income would have been $277,000, or $.02 per share, in 1997, and net loss would have been $(777,000), or $(.05) per share, in 1996. The fair value of options at date of grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions: an expected life of three years in 1998 and four years in 1997 and 1996; risk free interest rate of 5.6% in 1998 and 6.4% in 1997 and 1996; expected volatility of 80% in 1998 and 25% in 1997 and 1996; and a zero dividend yield. The effects of applying SFAS No. 123 in this proforma disclosure are not indicative of future disclosures.

                                                                                                     WEIGHTED
                                                    WEIGHTED                                         AVERAGE
                                                    AVERAGE                 WEIGHTED      WEIGHTED   FAIR
                    PER SHARE                       REMAINING               AVERAGE       AVERAGE    VALUE
                    RANGE OF          NUMBER        CONTRACTUAL  EXERCISE   NUMBER        EXERCISE   DATE OF
                    EXERCISE PRICES   OUTSTANDING   LIFE         PRICE      EXERCISABLE   PRICE      GRANT
                    ----------------  ------------  -----------  ---------  ------------  ---------  -------

Balance 1/1/96      $           3.00      362,416        2       $    3.00       202,746  $    3.00
                    $    5.00 - 6.00      157,000        3       $    5.09        37,000  $    5.30
                                      ------------                          ------------
                                          519,416                                239,746
                                                                            ============

       Canceled     $    2.00 - 5.00      (59,166)       3       $    3.33
       Granted and
          repriced  $    1.50 - 2.00      570,900        4       $    1.94                            $ .50
                                      ------------

Balance 12/31/96    $    1.50 - 3.00      896,150        3       $    2.35       614,311  $    2.44
                    $    5.00 - 6.00      135,000        2       $    5.10        71,666  $    5.17
                                      ------------                          ------------
                                        1,031,150                                685,977
                                                                            ============

       Canceled     $    2.00 - 3.00      (99,600)       4       $    2.19
       Granted      $           2.00      242,500        5       $    2.00                            $ .50
                                      ------------

Balance 12/31/97    $    1.50 - 3.00    1,039,050        3       $    2.29       776,716  $    2.41
                    $    5.00 - 6.00      135,000        2       $    5.10       113,332  $    5.17
                                      ------------                          ------------
                                        1,174,050                                890,048
                                                                            ============

       Canceled     $    2.00 - 3.00      (14,075)            2  $    2.32
       Exercised    $    1.50 - 5.06     (902,274)            2  $    2.64
       Granted      $    3.00 - 5.00      399,750             4  $    3.07                            $ .73
                                      ------------

Balance 12/31/98    $    1.50 - 3.00      597,772             4  $    2.67       202,854  $    2.18
                    $    4.00 - 6.00       59,679             2  $    4.98        33,179  $    5.35
                                      ------------                          ------------
                                          657,451                                236,033
                                  ================                          ============




The options have a term of five years. The above table includes options to purchase 45,847 shares which were not granted pursuant to any plan, but contain the same conditions as those provided in the Plans. On January 4, 1999, the Company granted employee stock options to purchase 390,000 shares of its common stock at $6.00 per share. Options exercised in December 1998 in the amount of $938,423, included in other assets, was paid in January 1999.

M.  RETIREMENT  PLAN

The Company has a profit sharing plan which qualifies under Section 401(k) of the Internal Revenue Code. The plan covers substantially all employees who have completed six months of service. Company contributions to the plan are discretionary and vest at a rate of 20% after three years of service, and 20% each year thereafter until employees are fully vested after 7 years. Contributions to the plan for the years ended December 31, 1998, 1997 and 1996 were $35,945, $54,468 and $72,000, respectively.

INDEPENDENT  AUDITORS'  REPORT




Board  of  Directors  and  Stockholders
Innodata  Corporation
Hackensack,  New  Jersey


We have audited the accompanying consolidated balance sheets of Innodata Corporation and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Innodata Corporation and subsidiaries as of December 31, 1998 and 1997, and the consolidated results of their operations and their consolidated cash flows for the years then ended in conformity with generally accepted accounting principles.



Grant  Thornton  LLP
Parsippany,  New  Jersey
February  25,  1999

INDEPENDENT  AUDITORS'  REPORT



Board  of  Directors  and  Stockholders
Innodata  Corporation
Brooklyn,  New  York


We have audited the accompanying consolidated statements of operations, stockholders' equity and cash flows of Innodata Corporation and subsidiaries for the year ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Innodata Corporation and subsidiaries for the year ended December 31, 1996 in conformity with generally accepted accounting principles.



Margolin,  Winer  &  Evens  LLP
Garden  City,  New  York
March  14,  1997

                      INNODATA CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1997

                                                                                          1998          1997
                                                                                   ------------  ------------
ASSETS

CURRENT ASSETS:
  Cash and equivalents                                                             $ 3,535,533   $ 1,969,852
  Accounts receivable-net of allowance for doubtful accounts of
        $425,000 in 1998 and $450,000 in 1997                                        2,943,422     3,188,920
  Prepaid expenses and other current assets                                            555,127       825,586
  Deferred income taxes                                                                376,000       136,000
                                                                                   ------------  ------------

               TOTAL CURRENT ASSETS                                                  7,410,082     6,120,358

FIXED ASSETS-NET                                                                     2,669,892     2,909,619

GOODWILL                                                                                     -       410,076

OTHER ASSETS                                                                           515,534       589,194
                                                                                   ------------  ------------

TOTAL                                                                              $10,595,508   $10,029,247
                                                                                   ============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt                                                $    56,718   $   122,450
  Accounts payable and accrued expenses                                              1,295,347     1,507,866
  Accrued salaries and wages                                                           849,608       641,186
  Estimated loss on foreign currency contracts                                               -     1,400,000
  Income and other taxes                                                               459,308       357,008
                                                                                   ------------  ------------

               TOTAL CURRENT LIABILITIES                                             2,660,981     4,028,510
                                                                                   ------------  ------------

LONG-TERM DEBT, LESS CURRENT PORTION                                                    24,089        79,604
                                                                                   ------------  ------------

DEFERRED INCOME TAXES                                                                  425,000       667,000
                                                                                   ------------  ------------

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value-authorized 20,000,000 shares;
     issued - 1,528,402 shares in 1998 and 1,521,736 shares in 1997                     15,284        15,217
  Additional paid-in capital                                                         8,890,661     8,870,731
  Deficit                                                                           (1,199,538)   (3,449,218)
                                                                                   ------------  ------------

                                                                                     7,706,407     5,436,730
  Less: treasury stock - at cost; 48,083 shares in 1998 and 26,400 shares in 1997     (220,969)     (182,597)
                                                                                   ------------  ------------

               TOTAL STOCKHOLDERS' EQUITY                                            7,485,438     5,254,133
                                                                                   ------------  ------------

TOTAL                                                                              $10,595,508   $10,029,247
                                                                                   ============  ============

 See  notes  to  consolidated  financial  statements.

                      INNODATA CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                  1998          1997          1996
                                                           ------------  ------------  ------------

REVENUES                                                   $19,593,353   $20,116,935   $20,536,448
                                                           ------------  ------------  ------------

OPERATING COSTS AND EXPENSES
     Direct operating costs                                 13,068,660    16,007,051    16,783,595
     Selling and administrative expenses                     4,982,127     5,283,891     4,799,739
     Restructuring costs, impairment of assets and other       133,141     1,500,000             -
     (Gain) loss on foreign currency contracts                (487,458)    1,400,000             -
     Interest expense                                           77,594        85,595        36,383
     Interest income                                           (98,391)      (59,384)     (123,771)
                                                           ------------  ------------  ------------

                    TOTAL                                   17,675,673    24,217,153    21,495,946
                                                           ------------  ------------  ------------

INCOME (LOSS) BEFORE (BENEFIT) PROVISION
     FOR INCOME TAXES                                        1,917,680    (4,100,218)     (959,498)

(BENEFIT) PROVISION FOR INCOME TAXES                          (332,000)      100,000      (357,000)
                                                           ------------  ------------  ------------

NET INCOME (LOSS)                                          $ 2,249,680   $(4,200,218)  $  (602,498)
                                                           ============  ============  ============

BASIC INCOME (LOSS) PER SHARE                              $      1.52   $     (2.80)  $      (.40)
                                                           ============  ============  ============

DILUTED INCOME (LOSS) PER SHARE                            $      1.49   $     (2.80)  $      (.40)
                                                           ============  ============  ============

 See  notes  to  consolidated  financial  statements

                      INNODATA CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                       COMMON STOCK          ADDITIONAL   UNREALIZED    (DEFICIT)
                                       ------------          PAID-IN      LOSS ON       RETAINED      TREASURY
                                  SHARES        AMOUNT       CAPITAL      SECURITIES    EARNINGS      STOCK       TOTAL
                                  ------------  -----------  -----------  ------------  ------------  ----------  ------------

JANUARY 1, 1996                      1,492,424  $    14,924  $ 8,527,302  $    (4,192)  $ 1,353,498   $(143,877)  $ 9,747,655

  Net loss                                   -            -            -            -      (602,498)          -      (602,498)

  Issuance of common stock
    upon exercise of stock
    options                              7,645           76       65,692            -             -           -        65,768

  Issuance of common stock
    as partial acquisition costs        21,667          217      193,736            -             -           -       193,953

  Warrant costs for
    consulting arrangement                   -            -       68,401            -             -           -        68,401

  Redemption of available-
     for-sale securities                     -            -            -        4,192             -           -         4,192
                                  ------------  -----------  -----------  ------------  ------------  ----------  ------------

DECEMBER 31, 1996                    1,521,736       15,217    8,855,131            -       751,000    (143,877)    9,477,471

  Net loss                                   -            -            -            -    (4,200,218)          -    (4,200,218)

  Warrant costs for
    consulting arrangement                   -            -       15,600            -             -           -        15,600

  Purchase of treasury stock                 -            -            -            -             -     (38,720)      (38,720)
                                  ------------  -----------  -----------  ------------  ------------  ----------  ------------

DECEMBER 31, 1997                    1,521,736       15,217    8,870,731            -    (3,449,218)   (182,597)    5,254,133

  Net income                                 -            -            -            -     2,249,680           -     2,249,680

  Issuance of common stock
     upon exercise of stock
     options                             6,666           67       19,930            -             -           -        19,997

  Purchase of treasury stock                 -            -            -            -             -     (38,372)      (38,372)
                                  ------------  -----------  -----------  ------------  ------------  ----------  ------------

DECEMBER 31, 1998                    1,528,402  $    15,284  $ 8,890,661  $         -   $(1,199,538)  $(220,969)  $ 7,485,438
                                  ============  ===========  ===========  ============  ============  ==========  ============


 See  notes  to  consolidated  financial  statements

                      INNODATA CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                      1998          1997          1996
                                                               ------------  ------------  ------------

OPERATING ACTIVITIES:
  Net income (loss)                                            $ 2,249,680   $(4,200,218)  $  (602,498)
  Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
    Depreciation and amortization                                1,322,721     1,321,555     1,372,731
    Restructuring costs, impairment of assets and other            133,141     1,500,000             -
    Gain on disposal of fixed assets                               (74,399)            -             -
    (Gain) loss on foreign currency contracts                     (487,458)    1,400,000             -
    Deferred income taxes                                         (482,000)      400,000      (150,000)
    Changes in operating assets and liabilities:
      Accounts receivable                                          419,834       529,363     1,380,498
      Prepaid expenses and other current assets                    120,459       304,924      (479,251)
      Other assets                                                  23,660      (116,769)     (271,413)
      Accounts payable and accrued expenses                        (76,805)     (104,330)      187,764
      Liability for foreign currency contracts                    (912,542)            -             -
      Accrued salaries and wages                                   208,422        15,707       100,991
      Income and other taxes payable                               102,300        78,439      (641,737)
                                                               ------------  ------------  ------------

         Net cash provided by operating activities               2,547,013     1,128,671       897,085
                                                               ------------  ------------  ------------

INVESTING ACTIVITIES:
  Expenditures for fixed assets                                 (1,024,622)   (1,015,088)   (1,231,273)
  Proceeds from disposal of fixed assets                           182,912             -             -
  Payments in connection with acquisition                                -             -      (410,646)
  Short-term investments                                                 -             -     1,240,000
                                                               ------------  ------------  ------------

        Net cash used in investing activities                     (841,710)   (1,015,088)     (401,919)
                                                               ------------  ------------  ------------

FINANCING ACTIVITIES:
  Proceeds from borrowings                                               -       577,000       626,014
  Payments of borrowings                                          (121,247)     (779,204)     (656,409)
  Proceeds from exercise of stock options                           19,997             -        65,768
  Purchase of treasury stock                                       (38,372)      (38,720)            -
                                                               ------------  ------------  ------------

         Net cash (used in) provided by financing activities      (139,622)     (240,924)       35,373
                                                               ------------  ------------  ------------

INCREASE (DECREASE) IN CASH AND EQUIVALENTS                      1,565,681      (127,341)      530,539
CASH AND EQUIVALENTS, BEGINNING OF YEAR                          1,969,852     2,097,193     1,566,654
                                                               ------------  ------------  ------------

CASH AND EQUIVALENTS, END OF YEAR                              $ 3,535,533   $ 1,969,852   $ 2,097,193
                                                               ============  ============  ============

SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION
  Cash paid during the year for:
    Interest                                                   $    32,524   $    85,595   $    35,238
    Income taxes                                                         -             -       922,789

 See  notes  to  consolidated  financial  statements

INNODATA  CORPORATION  AND  SUBSIDIARIES
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
YEARS  ENDED  DECEMBER  31,  1998,  1997  AND  1996
---------------------------------------------------

1.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

BUSINESS AND BASIS OF PRESENTATION - Innodata Corporation and subsidiaries (the "Company") performs data conversion and content management services and document imaging services tailored to customer requirements. The Company's services are performed in production facilities located in the Philippines, Sri Lanka, India and the United States. The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All intercompany transactions and balances have been eliminated in consolidation.

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

WORK-IN-PROCESS - Work-in-process, included in other current assets, consists of actual labor and certain other costs incurred for uncompleted and unbilled services.

FOREIGN CURRENCY - The functional currency for the Company's production operations located in the Philippines, India and Sri Lanka is U.S. dollars. As such, transactions denominated in Philippine pesos, Indian and Sri Lanka rupees were translated to U.S. dollars at rates which approximate those in effect on transaction dates. Monetary assets and liabilities denominated in foreign currencies at December 31, 1998 and 1997 were translated at the exchange rate in effect as of those dates. In 1997, the Company recognized a gain of $125,000 resulting from such foreign currency translation. Exchange gains and losses in 1998 and 1996 resulting from such transactions were immaterial.

STATEMENT OF CASH FLOWS - For financial statement purposes (including cash flows), the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. During 1996, the Company leased equipment under capital leases for approximately $237,000. Supplemental disclosure of non-cash investing and financing activities is as follows:

                                              1996

Acquisition costs                        $ 563,771
Common stock issued                       (153,125)
                                         ----------

Payments in connection with acquisition  $ 410,646
                                         ==========



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

SEGMENT REPORTING - The Company adopted Statement of Financial Accounting Standards SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" for the year ended December 31, 1998. SFAS No. 131 requires that the Company disclose certain information about its operating segments defined as "components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance." Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments.

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

INCOME (LOSS) PER SHARE - Basic earnings per share is based on the weighted average number of common shares outstanding without consideration of potential common stock. Diluted earnings per share is based on the weighted average number of common and potential common shares outstanding. The calculation takes into account the shares that may be issued upon exercise of stock options, reduced by the shares that may be repurchased with the funds received from the exercise, based on average prices during the year.

2.     FIXED  ASSETS

Fixed assets, stated at cost less accumulated depreciation and amortization, consist of the following:

DECEMBER 31,                         1998        1997

Equipment                      $6,647,870  $6,095,004
Furniture and fixtures            427,807     372,566
Leasehold improvements            678,557     472,574
                               ----------  ----------

          Total                 7,754,234   6,940,144

Less accumulated depreciation
     and amortization           5,084,342   4,030,525
                               ----------  ----------

                               $2,669,892  $2,909,619
                               ==========  ==========




As of December 31, 1998 and 1997, the net book value of fixed assets located at the Company's production facilities in the Philippines, India and Sri Lanka was approximately $1,553,000 and $1,600,000, respectively. In addition, equipment financed by capital leases has a net book value of $153,000 at December 31, 1998.

3.     INCOME  TAXES

The significant components of the provision for (benefit from) income taxes are as follows:

                                                1998        1997        1996
Current income tax expense (benefit):
     Foreign                               $  50,000   $       -   $       -
     Federal                                  55,000    (300,000)   (159,000)
     State and local                          45,000           -     (48,000)
                                           ----------  ----------  ----------

                                             150,000    (300,000)   (207,000)

Deferred income tax (benefit) expense       (482,000)    400,000    (150,000)
                                           ----------  ----------  ----------

(Benefit from) provision for income taxes  $(332,000)  $ 100,000   $(357,000)
                                           ==========  ==========  ==========




During 1998 the Company utilized approximately $1,100,000 of net operating loss carryforwards, resulting in a tax benefit of $375,000.

Reconciliation of the U.S. statutory rate with the Company's effective tax rate is summarized as follows:

                                                       1998      1997      1996

Federal statutory rate                                  34.0%    (34.0)%   (34.0)%

Effect of:
     Valuation allowance                               (35.0)     34.0         -
     Utilization of net operating loss carryforwards
          not previously recognized                    (19.5)        -         -
     State income taxes (net of federal tax benefit)     1.6         -      (5.4)
     Foreign taxes                                       2.6         -         -
     Other                                              (1.0)      2.4       2.2
                                                       -----     -----     -----

Effective rate                                         (17.3)%     2.4%    (37.2)%
                                                       =====     =====     =====




As of December 31, 1998 and 1997, the composition of the Company's net deferred taxes is as follows:

                                               1998        1997

Deferred income tax assets:
     Allowances not currently deductible  $ 266,000   $ 247,000
     Expenses not deductible until paid      60,000     161,000
     Net operating loss carryforwards       150,000     500,000
                                          ----------  ----------

                                            476,000     908,000
Less:  valuation allowance                 (100,000)   (772,000)
                                          ----------  ----------

Deferred income tax assets                  376,000     136,000
                                          ----------  ----------

Deferred income tax liabilities:
     Foreign source income, not taxable
          unless repatriated               (415,000)   (415,000)
     Depreciation and amortization          (10,000)   (252,000)
                                          ----------  ----------

                                           (425,000)   (667,000)
                                          ----------  ----------

Net deferred income tax liability         $ (49,000)  $(531,000)
                                          ==========  ==========




The valuation allowance reduces total deferred tax assets to an amount management believes will likely be realized. At December 31, 1998, the Company's net operating loss carryforward for federal income tax purposes of approximately $400,000 expires in 2012. These net operating losses may be limited to annual use based on IRS regulations.

4.     LONG-TERM  DEBT

Long-term  debt  is  as  follows:

                                             1998      1997
Equipment leases, at 9.6% to 13.5%        $88,581  $226,335
Less: deferred interest                     7,774    24,281
                                          -------  --------

Total                                      80,807   202,054
Less: current portion of long-term debt    56,718   122,450
                                          -------  --------

Long-term debt                            $24,089  $ 79,604
                                          =======  ========




Long  term  debt  matures as follows: 1999 - $62,494; 2000 - $19,299; and 2001 -
$6,788.

5.     COMMITMENTS  AND  CONTINGENT  LIABILITIES

LINE OF CREDIT - The Company has a line of credit with a bank in the amount of $1 million. The line is collateralized by the assets of the Company. Interest is charged at 2% above the bank's prime rate and is due on demand. The line is presently unused.

LEASES - The Company is obligated under various operating lease agreements for office and production space. The agreements contain escalation clauses and requirements that the Company pay taxes, insurance and maintenance costs. The lease agreements for production space in the Philippines, which expire through 2003, contain provisions pursuant to which the Company may cancel the leases at any time. The annual rental for the leased space in the Philippines is approximately $350,000. For the years ended December 31, 1998, 1997 and 1996, rent expense totaled approximately $700,000, $940,000 and $825,000, respectively.

At December 31, 1998, future minimum annual rental commitments on non-cancellable leases are as follows:

1999      $382,000
2000       191,000
2001       193,000
2002       165,000
          --------
           931,000
          ========



EMPLOYMENT AGREEMENTS - The Company has a three-year employment agreement through August 2000 with its President and CEO. He is currently paid at the rate of $240,000 per annum with any bonuses and future increases at the discretion of the Board of Directors. In addition, each December 31 during the term of the agreement he will receive 10,333 options to purchase common stock of the Company at then prevailing market prices. In consideration of the signing of the agreement he was granted five year options as follows (after repricing in June 1998): 10,000 options at $3.00 per share; 16,666 at $5.00; 23,333 at $6.00;
30,000 at $7.00; and 33,333 at $15.50. The options are exercisable upon the earliest to occur of (i) various dates during 1999; or (ii) in the event of a sale of the Company where a third party acquires more than 50% of the Company.

The Company has an employment agreement with its former President and CEO expiring September 30, 2000 that provides for a salary of $75,000 per annum. He will serve as Vice Chairman of the Board and in executive capacities as designated by the CEO or the Board of Directors.

LITIGATION - The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the Company's financial statements.

FOREIGN CURRENCY - The Company's production facilities are located in the Philippines, India and Sri Lanka. To the extent that the currencies of these countries fluctuate, the Company is subject to risks of changing costs of production after pricing is established for certain customer projects, although most arrangements are at will and can be terminated or renegotiated.

OTHER COMMITMENTS - Employees at the Company's Manila facilities voted to join a union. The Company has a collective bargaining agreement with the rank and file employees at its Manila facility which provides for approximately 10% wage increases per annum plus one-half of any government mandated increases through March 31, 2001.

PHILIPPINE PENSION REQUIREMENT - The Philippine government enacted legislation requiring businesses to provide a lump-sum pension payment to employees working at least five years and who are employed by the Company at age 60. Those eligible employees are to receive approximately 59% of one month's pay for each year of employment with the Company. The terms of the collective bargaining agreement provide benefits similar to the government. Based on actuarial assumptions and calculations in accordance with SFAS No. 87, "Employers' Accounting for Pensions," the liability for the future payment is insignificant at December 31, 1998. Under the legislation, the Company is not required to fund future costs, if any.

6.     CAPITAL  STOCK

COMMON STOCK - In 1993 the Company sold pursuant to a public offering 563,500 shares of its common stock and certain warrants that expired in 1997 and realized net proceeds after all expenses of the offering of $6,752,585.

The Company's stockholders approved a one-for-three reverse stock split effective on March 25, 1998. All share and per share amounts have been restated to reflect such split.

PREFERRED STOCK - The Board of Directors is authorized to fix the terms, rights, preferences and limitations of the preferred stock and to issue the preferred stock in series which differ as to their relative terms, rights, preferences and limitations.

COMMON STOCK RESERVED - At December 31, 1998, the Company reserved for issuance 999,356 shares of its common stock as follows: (a) 982,690 shares pursuant to the Company's Stock Option Plans (including 120,332 options issued to the Company's Chairman and its President which were not granted under the plans); and (b) 16,666 shares issuable upon exercise of warrants issued to a consultant.

7.     STOCK  OPTIONS  AND  WARRANTS

STOCK  OPTIONS

The Company adopted, with stockholder approval, 1993, 1994, 1995, 1996 and 1998 Stock Option Plans (the "1993 Plan," "1994 Plan," "1994 DD Plan," "1995 Plan," "1996 Plan" and the "1998 Plan") which provide for the granting of options to purchase not more than an aggregate of 87,500, 105,000, 17,500, 200,000, 166,666 and 300,000 shares of common stock, respectively, subject to adjustment under certain circumstances. Such options may be incentive stock options ("ISOs") within the meaning of the Internal Revenue Code of 1986, as amended, or options that do not qualify as ISOs ("Non-Qualified Options").

The option exercise price per share may not be less than the fair market value per share of common stock on the date of grant (110% of such fair market value for an ISO, if the grantee owns stock possessing more than 10% of the combined voting power of all classes of the Company's stock). Options may be granted under the Stock Option Plan to all officers, directors and employees of the Company and, in addition, Non-Qualified Options may be granted to other parties who perform services for the Company. No options may be granted under the 1993 Plan after April 30, 2003, under the 1994 Plan and 1994 DD Plan, after May 19, 2004, under the 1995 Plan, after May 16, 2005, under the 1996 Plan, after July 8, 2006 and under the 1998 Plan, after July 8, 2008.

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

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock Based Compensation." Accordingly, no compensation expense has been recognized for stock options granted to employees. Had compensation cost for the Company's stock option grants been determined based on the fair value at the grant date for awards in 1998, 1997 and 1996 consistent with the provisions of SFAS No. 123, the Company's net income would have been $1,463,259, or $1.00 per share, basic, and $.97 per share, diluted, in 1998, net loss would have been $(4,359,807), or $(2.90) per share, in 1997 and $(738,987), or $(.49) per share, in 1996. The fair value of options at date of grant was estimated using the Black-Scholes pricing model with the following weighted average assumptions: expected life of four years; risk free interest rate of 5% in 1998 and 6.4% in 1997 and 1996; expected volatility of 107% in 1998 and 40% in 1997 and 1996; and a zero dividend yield. The effects of applying SFAS No. 123 in this disclosure are not indicative of future disclosures.

                                                                                                        WEIGHTED
                                                      WEIGHTED                                          AVERAGE
                                                      AVERAGE       WEIGHTED                 WEIGHTED   FAIR
                      PER SHARE                       REMAINING     AVERAGE                  AVERAGE    VALUE,
                      RANGE OF          NUMBER        CONTRACTUAL   EXERCISE   NUMBER        EXERCISE   DATE OF
                      EXERCISE PRICES   OUTSTANDING   LIFE          PRICE      EXERCISABLE   PRICE      GRANT
                      ----------------  ------------  ------------  ---------  ------------  ---------  -------

Balance 1/1/96        $    7.89 - 9.75      132,696         3       $    8.25
                      $  10.14 - 17.85      135,050         3       $   12.93
                                        ------------
                                            267,746                                120,098   $  10.38
                                                                               ============

       Canceled       $           9.03         (166)
       Granted        $   6.93 - 11.79       29,666         5       $    9.18                           $  3.66
       Exercised      $    7.89 - 9.03       (7,646)
                                        ------------

Balance 12/31/96      $    6.93 - 9.75      138,717         3       $    8.13       111,513  $   8.88
                      $  10.14 - 17.85      150,883         3       $   12.69        89,157  $  13.17
                                        ------------                            ------------
                                            289,600                                 200,670
                                                                                ============

       Canceled       $   7.89 - 13.89      (48,883)
       Granted        $    3.00 - 6.00      100,000         5       $    3.63                           $  1.26
       Granted        $   9.00 - 21.00       86,666         5       $   13.44                           $   .18
                                        ------------

Balance 12/31/97      $    3.00 - 9.75      246,192         4       $    6.42       115,969  $   8.16
                      $  10.14 - 21.00      181,191         3       $   14.10        93,996  $  12.96
                                        ------------                            ------------
                                            427,383                                 209,965
                                                                                ============

       Canceled       $   3.75 - 10.50     (161,366)
       Canceled       $  11.44 - 21.00     (162,543)
       Granted        $    3.00 - 6.38      176,299         5       $    5.49                           $  4.00
       Granted and
            Repriced  $    5.00 - 8.63      267,260         2       $    6.34                           $  2.67
       Granted and
            Repriced  $          15.50       33,333         3       $   15.50                           $  1.98
       Exercised      $           3.00       (6,666)
                                        ------------

BALANCE 12/31/98      $    3.00 - 9.03      537,217              3  $    5.67        97,496  $    4.13
                      $  14.28 - 17.85       36,483              2  $   15.69         3,150  $   17.65
                                        ------------                            ------------
                                            573,700                                 100,646
                                        ============                            ============




WARRANTS

In connection with a consulting agreement on December 18, 1995, the Company issued a five-year warrant to purchase 16,666 shares at a price of $11.44 per share.


8.     SEGMENT  REPORTING

The Company's operations are classified in two business segments; Internet and on-line data conversion and content management services and document imaging services.

Internet and on-line data conversion and content management services provide all the necessary steps for product development and data conversion to enable its customers to disseminate vast amounts of information both on-line and via the Internet. Its customers represent an array of major electronic publishers of legal, scientific, educational, and medical information, as well as document-intensive companies repurposing their proprietary information into electronic resources that can be referenced via web-centric applications.

During 1998, 1997 and 1996, one customer that is comprised of twelve affiliated companies, accounted for 21%, 16% and 28% of the Company's Internet and on-line data conversion and content management service revenues, respectively. One other customer accounted for 13%, 10% and 10% of such revenues in 1998, 1997 and 1996, respectively. No other customer accounted for 10% or more of such revenues. Further, in 1998, 1997 and 1996, export revenues, all of which were derived from European customers, accounted for 22%, 24% and 22%, respectively, of such revenues. A significant amount of the Company's revenues are derived from customers in the publishing industry. Accordingly, the Company's accounts receivable generally include significant amounts due from such customers.

The document imaging services segment provides high volume backfile and day-forward conversion of business documents, technical manuals, engineering drawings, aperture cards, roll film, and microfiche, providing high quality computer accessible images and indexing.

During 1998, 1997 and 1996 one customer accounted for 53%, 11% and 12% of the Company's document imaging service revenues, respectively. The Company has no present arrangements with this customer for 1999. Another customer accounted for 10% and 12% of such revenues in 1997 and 1996. No other customer accounted for 10% or more of such revenues.

                                      1998           1997           1996
Revenues
--------
Internet and on-line services  $17,401,346    $18,032,232*   $17,852,384
Document imaging services        2,192,007      2,084,703      2,684,064
                               -----------    -----------    -----------

Total consolidated             $19,593,353    $20,116,935    $20,536,448
                               ===========    ===========    ===========

* Includes $2,612,000 from journal and book pagination and medical transcription businesses that were discontinued in 1997.



Income (loss) before income taxes
---------------------------------
Internet and on-line services      $ 3,151,928(a)   $(2,894,158)(c)  $(475,744)
Document imaging services           (1,234,248)(b)   (1,206,060)(d)   (483,754)
                                   ------------     ------------     ----------

Total consolidated                 $ 1,917,680      $(4,100,218)     $(959,498)
                                   ============     ============     ==========

(a)     Includes  gain  on  foreign  currency contracts and reversal of previously estimated liabilities  of  $736,000.
(b)     Includes  write  off  of  goodwill  of  $382,000.
(c)     Includes  loss  on foreign currency contracts and restructuring costs of $2,107,000.
(d)     Includes  restructuring  costs  of  $793,000.



                                      1998         1997         1996
Total assets
-----------------------------
Internet and on-line services  $ 9,520,116  $ 8,703,927  $ 9,501,943
Document imaging services        1,075,392    1,325,320    2,914,353
                               -----------  -----------  -----------

Total consolidated             $10,595,508  $10,029,247  $12,416,296
                               ===========  ===========  ===========

Capital expenditures
--------------------
Internet and on-line services  $   980,218  $   907,535  $ 1,071,190
Document imaging services           44,404      107,553      160,083
                               -----------  -----------  -----------

Total consolidated             $ 1,024,622  $ 1,015,088  $ 1,231,273
                               ===========  ===========  ===========

Depreciation and amortization
-----------------------------
Internet and on-line services  $ 1,116,445  $ 1,048,875  $ 1,115,674
Document imaging services          206,276      272,680      257,057
                               -----------  -----------  -----------

Total consolidated             $ 1,322,721  $ 1,321,555  $ 1,372,731
                               ===========  ===========  ===========




9.     INCOME  (LOSS)  PER  SHARE

                                                            1998         1997         1996

Net income (loss)                                     $2,249,680  $(4,200,218)  $ (602,498)
                                                      ==========  ============  ===========

Weighted average common shares outstanding             1,478,408    1,501,043    1,503,196
Dilutive effect of outstanding warrants and options       31,391            -            -
                                                      ----------  ------------  -----------

Adjusted for dilutive computation                      1,509,799    1,501,043    1,503,196
                                                      ==========  ============  ===========

Basic income (loss) per share                         $     1.52  $     (2.80)  $     (.40)
                                                      ==========  ============  ===========

Diluted income (loss) per share                       $     1.49  $     (2.80)  $     (.40)
                                                      ==========  ============  ===========




Reference is made to Note 7 with respect to options and warrants that would have been dilutive in 1997 and 1996 had there not been a loss in those years.


10.     RESTRUCTURING  COSTS  AND  IMPAIRMENT  OF  ASSETS

During the second quarter of 1997 management implemented a plan to reduce the Company's U.S. based overhead. The principal actions were to eliminate U.S. production for the publishing services division and merge the east and west coast document imaging operations into one facility on the west coast. The restructuring costs consisted of estimated losses on leases and severance pay totaling approximately $325,000, while the impairment costs consisted of a write-off of goodwill in connection with the document imaging business totaling approximately $700,000 and fixed assets related to both the imaging and publishing services businesses totaling approximately $475,000.

In the fourth quarter of 1998, management determined that its plans to significantly increase the revenues of the document imaging services segment were not realized. While management continues to evaluate this business, it was determined that the goodwill associated with the business could not be recovered. Accordingly, the remaining unamortized amount of $382,000 was written off at December 31, 1998. Further, certain estimated liabilities for restructuring and other items totaling $249,000 were deemed in excess of actual amounts payable and were recognized as income in the fourth quarter of 1998.

11.     FOREIGN  CURRENCY  CONTRACTS

The Company recognized an unrealized loss of $1,400,000 in 1997 in connection with foreign currency contracts that were in dispute. The loss represented the difference between the contract rate for Philippine pesos and the estimated fair value at December 31, 1997. In the second quarter of 1998, the Company reached an agreement regarding the disputed currency contracts. This resulted in a reduction of the estimated liability previously provided by $487,000 that was recognized as a gain.

                                    PART III

ITEM  10.  DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  REGISTRANT

OFFICERS  AND  DIRECTORS

     The  officers  and  directors  of  the  Company  are  as  follows:

NAME                        AGE  POSITION
--------------------------  ---  --------------------------------------------------
Barry Hertz                  49  Chairman of the Board, Chief Executive Officer

Alan Schnelwar               59  Senior Vice President and Director

Martin Kaye                  51  Vice President - Finance, Chief Financial Officer,
    Secretary and Director

E. Bruce Fredrikson          61  Director

Morton Mackof                51  Director

Jack Spiegelman              60  Director



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

ALAN SCHNELWAR has been a Vice President of Track in charge of the Dial/Data service since 1988, and was elected President of Global in August 1994. He served as President until March 1996 and became the Company's Senior Vice President upon the Merger. He holds a B.S. degree in Civil Engineering from the City University of New York (1967).

MARTIN  KAYE  has  been  Vice  President-Finance,  Chief  Financial  Officer and
Director of the Company since April 1994. He was elected Secretary of the Company in August 1994. Mr. Kaye is a certified public accountant and has served as Chief Financial Officer of Innodata since October 1993 and was appointed as a Director in March 1995. He had been an audit partner with Deloitte & Touche LLP for more than five years until his resignation in 1993. Mr. Kaye holds a B.B.A. in accounting from Baruch College (1970).

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

EXECUTIVE  COMPENSATION

The following table sets forth information with respect to compensation paid by the Company or its predecessors, Track and Global, for services to it during the three fiscal years ended December 31, 1998 to the Company's Chief Executive Officer and to the executive officers whose aggregate cash and cash equivalent compensation exceeded $100,000.

                           SUMMARY COMPENSATION TABLE

                       NUMBER
                       OF STOCK
                       FISCAL    ANNUAL    OPTIONS
NAME AND POSITION      YEAR      SALARY    BONUS    TOTAL     AWARDED
---------------------  --------  --------  -------  --------  -------

Barry Hertz                1998  $375,000        -  $375,000   40,000
Chairman, CEO              1997   350,000        -   350,000        -
                           1996   350,000        -   350,000   40,000

Alan Schnelwar             1998  $190,000        -  $190,000   25,000
Senior Vice President      1997   180,000        -   180,000   25,000
                           1996   165,000        -   165,000   25,500



The above table does not include certain insurance and other personal benefits, the total value of which does not exceed $50,000 or 10% of such person's cash compensation.

                        OPTION GRANTS IN LAST FISCAL YEAR
                                INDIVIDUAL GRANTS

                                                                    POTENTIAL
                              PERCENT                               REALIZED
                              OF TOTAL                              VALUE AT
                              OPTIONS                               ASSUMED ANNUAL
                              GRANTED TO                            RATES OF STOCK
                  NUMBER OF   EMPLOYEES                             APPRECIATION FOR
                  OPTIONS     IN FISCAL     EXERCISE    EXPIRATION  OPTION TERM
NAME              GRANTED     YEAR          PRICE       DATE           5%      10%
--------------    ----------  ------------  ----------  ----------  -------  -------

Barry Hertz           40,000     10%           $3.00   4/2003       $33,200  $73,200

Alan Schnelwar        25,000      6%           $3.00   4/2003       $20,750  $45,750




                 AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR;
                          FISCAL YEAR END OPTION VALUES

                                            NUMBER OF        VALUE OF
                                            UNEXERCISED      UNEXERCISED
                                            OPTIONS          IN-THE-MONEY
                                            AT FISCAL        OPTIONS AT
                SHARES                      YEAR END         FISCAL YEAR END
                ACQUIRED ON  VALUE          EXERCISABLE/     EXERCISABLE/
NAME            EXERCISE     REALIZED       UNEXERCISABLE    UNEXERCISABLE
--------------  -----------  -------------  ---------------  ------------------

Barry Hertz          75,366    $ 487,365      64,634/40,000  $549,316 /$315,200

Alan Schnelwar       65,500    $ 385,953      25,000/25,000  $ 222,000/$197,000



There are no employment agreements, stock appreciation rights or long-term incentive plans.

DIRECTORS  COMPENSATION

Dr. Fredrikson and Mr. Spiegelman are compensated at the rate of $1,250 and $1,000 per month, respectively, plus out-of-pocket expenses for each meeting attended. No other director is compensated for his services as director.

Messrs. Fredrikson and Spiegelman will each receive options to purchase 7,000 and 5,000 shares annually, respectively, under the 1995 Disinterested Directors' Stock Option Plan as compensation for their services.

COMPENSATION  COMMITTEE  INTERLOCKS  AND  INSIDER  PARTICIPATION

For the Company's fiscal year ended December 31, 1998, Messrs. Hertz, Schnelwar and Kaye were officers of the Company and were members of the Board of Directors (there is no compensation committee). Mr. Hertz is Chairman of Innodata and Mr. Kaye is chief financial officer and a director of Innodata. Messrs. Fredrikson and Mackof are also directors of Innodata.

COMPLIANCE  WITH  SECTION  16(A)  OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934

The Company believes that during the period from January 1, 1998 through December 31, 1998 all Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were complied with.

ITEM  12.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT

The following table sets forth, as of February 28, 1999, information regarding the beneficial ownership of the Company's Common Stock based upon the most recent information available to the Company for (i) each person known by the Company to own beneficially more than five (5%) percent of the Company's outstanding Common Stock, (ii) each of the Company's officers and directors and
(iii) all officers and directors of the Company as a group. Unless otherwise indicated, each stockholder's address is c/o the Company, 56 Pine Street, New
York,  New  York  10005.

SHARES  OWNED  BENEFICIALLY  (1)

                                        NO. OF       % OF
NAME                                    SHARES      CLASS
--------------------------------------  ----------  ------
Barry Hertz (2)                         11,549,645   77.4%

Morton Mackof (3)                          232,500    1.6%

Alan Schnelwar (4)                          37,500      *

Martin Kaye (4)                             32,500      *

Jack Spiegelman (5)                         11,000      *

E. Bruce Fredrikson (4)
Syracuse University
School of Management
Syracuse, NY 13244                          12,000      *

All Officers and Directors as a Group
(six persons)(2)(3)(4)(5)               11,875,145   79.2%

*  =  less  than  1%

(1) Except as noted otherwise, all shares are owned beneficially and of record. Based on 14,898,716 shares outstanding.
(2) Consists of 11,086,745 shares owned by Mr. Hertz and 442,900 shares owned by Trusts established in the names of Mr. Hertz's children. Also includes 20,000 options which are presently exercisable under the Company's Stock Option Plans.
(3) Consists of 20,500 shares owned of record and 212,000 shares held in the Track Data Phantom Unit Trust to be released upon his termination of association with the Company, or earlier with approval of the Board of Directors.
(4) Consists of shares issuable upon the exercise of presently exercisable options granted under the Company's Stock Option Plans.
(5) Consists of 1,000 shares owned by his wife as to which Mr. Spiegelman disclaims beneficial interest and 10,000 shares issuable upon the exercise of presently exercisable options granted under the Company's Stock Option Plans.

ITEM  13.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

The Company guarantees a mortgage on real estate owned by a partnership controlled by Mr. Hertz and members of his family. At December 31, 1998, such mortgage provided for interest at 10% per annum and had a balance of $1,610,000 due May 2000. See Item 2. "Properties" for information on leases from partnerships affiliated with Mr. Hertz.

On November 7, 1997, Barry Hertz, Chairman and principal stockholder of the Company, transferred his 100% ownership in Newsware, Inc. ("NW") to the Company for no further consideration. NW owed Mr. Hertz approximately $1,025,000, which was contributed to capital prior to this transaction, and NW owed the Company approximately $1,200,000, net of reserves, at the time of this transaction. NW is a provider of on-line news information services. See Note A to the Financial Statements in Item 8.

In July 1998 the Company entered into a software development agreement with Third Millennium Technology, Inc. ("TMT"), a corporation controlled by Morton Mackof, a director of the Company. The agreement is for an initial period of two years and is renewable annually thereafter unless cancelled. The Company may terminate this agreement after two years by paying $40,000 plus continuation of fees provided in the contract for a third year. The monthly fees paid to TMT consist of a declining fee per user of the Company's myTrack service. Additional fees are payable in connection with revenues from on-line trading. The Company granted TMT a five year option to purchase 30,000 shares of its common stock at $4.00 per share exercisable 15,000 at the end of each of the first two anniversaries. Fees paid to TMT under this agreement and for other consulting services totaled $98,132 in 1998.

                                     PART IV


ITEM  14.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)  Exhibits

EXHIBIT  DESCRIPTION
-------  ---------------------------------------------------------------------
3.1      Certificate of Incorporation, as amended (1)
3.2      By-Laws (1)
4.2      Specimen of Common Stock certificate (1)
10.1     1994 Stock Option Plan (1)
10.2     Form of indemnity agreement with directors (1)
10.3     Dial Data Marketing Agreement dated April 22, 1993 between TDC and
         Omega Research Inc.(subject to request for confidential treatment)(1)
10.4     Dial Data Marketing Agreement dated August 1, 1992 between TDC and Equis International (subject to request for confidential treatment)(1)
10.5     Agreement dated September 29, 1986 between Hale Systems and CSI/
         Criterion Software (subject to request for confidential treatment)(1)
10.6     1995 Stock Option Plan (2)
10.7     1995 Disinterested Directors' Stock Option Plan (3)
10.8     Merger Agreement between the Company and Global (4)
10.9     1996 Stock Option Plan (5)
10.10    1998 Stock Option Plan (6)
23       Consent of Grant Thornton LLP filed herewith
23.1     Consent of Margolin, Winer & Evens LLP filed herewith
27       Financial Data Schedule filed herewith

(1)     Previously  filed  as  exhibit  to  Form  S-1 Registration Statement No.
33-78570.
(2) Previously filed as Exhibit A to Definitive Proxy for August 10, 1995, Annual Meeting of Stockholders
(3) Previously filed as Exhibit B to Definitive Proxy for August 10, 1995, Annual Meeting of Stockholder
(4) Previously filed as Appendix A to Definitive Proxy for March 19, 1996, Special Meeting of Stockholders
(5) Previously filed as Appendix A to Definitive Proxy for November 7, 1996, Annual Meeting of Stockholders
(6) Previously filed as Appendix A to Definitive Proxy for November 5, 1998, Annual Meeting of Stockholders



(b)  Reports  on  Form  8-K  during  fourth  quarter

None.

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRACK  DATA  CORPORATION


By     /s/
  -----------------------
Barry  Hertz,  Chairman  of  the  Board



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE            TITLE                                      DATE
-------------------  -----------------------------------------  --------------

    /s/              Chairman of the Board and                  March 25, 1999
-------------------
Barry Hertz          Chief Executive Officer

    /s/              Senior Vice President and Director         March 25, 1999
-------------------
Alan Schnelwar

    /s/              Vice President,  Chief                     March 25, 1999
-------------------
Martin Kaye          Financial Officer, Secretary and Director

    /s/              Director                                   March 25, 1999
-------------------
E. Bruce Fredrikson

    /s/              Director                                   March 25, 1999
-------------------
Morton Mackof

    /s/              Director                                   March 25, 1999
-------------------
Jack Speigelman