Form 10-Q
period 1999-03-31
TRACK DATA CORP
filed 1999-05-17
CIK 922811

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



                  For the quarterly period ended MARCH 31, 1999

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of April 30, 1999 there were 15,108,779 shares of common stock outstanding.

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

            Item  3.     Quantitative  and  Qualitative  Disclosures  About
                         --------------------------------------------------
                         Market  Risk
                         ------------

                              See  page  9


PART  ll.  OTHER  INFORMATION
---------  ------------------

           See  page  10

                     TRACK DATA CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                     MARCH 31,    DECEMBER 31,
                                                                        1999          1998
                                                                    ----------    ------------
                                                                    Unaudited     Derived
                                                                                  from
                                                                                  audited
                                                                                  financial
                                                                                  statements

ASSETS

CASH AND EQUIVALENTS                                                $   845,669   $   883,580


ACCOUNTS RECEIVABLE - net                                             1,870,272     1,916,036

FIXED ASSETS - net                                                    7,557,324     7,907,694

INVESTMENT IN AFFILIATE                                               1,107,285     1,067,285

EXCESS OF COST OVER NET ASSETS ACQUIRED                               2,959,432     3,030,068

NET DEFERRED INCOME TAX ASSETS                                          450,000       450,000

OTHER ASSETS                                                          2,463,931     3,336,357
                                                                    -----------   -----------

TOTAL                                                               $17,253,913   $18,591,020
                                                                    ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
     Accounts payable and accrued expenses                          $ 4,435,117   $ 3,871,702
     Note payable - bank                                                 86,688     2,138,432
     Notes payable - other                                              722,132       698,148
     Capital lease obligations                                        2,715,601     2,952,177
     Other liabilities                                                  376,954       318,598
                                                                    -----------   -----------

                    Total liabilities                                 8,336,492     9,979,057
                                                                    -----------   -----------

STOCKHOLDERS' EQUITY
     Common stock - $.01 par value;  30,000,000 shares authorized;
          issued and outstanding - 14,897,649 shares in 1999 and
          14,796,401 shares in 1998                                     148,977       147,964
     Additional paid-in capital                                      16,539,634    16,199,808
     Deficit                                                         (7,771,190)   (7,735,809)
                                                                    -----------   -----------

                    Total stockholders' equity                        8,917,421     8,611,963
                                                                    -----------   -----------

TOTAL                                                               $17,253,913   $18,591,020
                                                                    ===========   ===========


See  notes  to  condensed  consolidated  financial  statements

                     TRACK DATA CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (unaudited)




                                                      1999          1998
                                               -----------   -----------

REVENUES                                       $11,655,552   $11,815,660
                                               -----------   -----------

OPERATING COSTS AND EXPENSES:
     Direct operating costs                      7,041,603     6,506,173
     Selling and administrative expenses         4,887,003     4,850,602
     Gain on real property lease buy-out          (300,000)            -
     Interest expense - net                        102,326       142,752
                                               -----------   -----------

                    Total                       11,730,932    11,499,527
                                               -----------   -----------

(LOSS) INCOME BEFORE EQUITY IN NET INCOME
     OF AFFILIATE AND INCOME TAXES                 (75,380)      316,133

EQUITY IN NET INCOME OF AFFILIATE                   40,000        56,000
                                               -----------   -----------

(LOSS) INCOME BEFORE INCOME TAXES                  (35,380)      372,133

INCOME TAXES                                             -       145,291
                                               -----------   -----------

NET (LOSS) INCOME                              $   (35,380)  $   226,842
                                               ===========   ===========

BASIC AND DILUTED NET INCOME PER SHARE                $.00          $.02
                                                       ===          ====

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING   14,860,000    14,228,000
                                               ============  ===========


See  notes  to  condensed  consolidated  financial  statements

                     TRACK DATA CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (unaudited)

                                                                             1999        1998
                                                                      -----------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net (loss) income                                                $   (35,380)  $ 226,842
     Adjustments to reconcile net (loss) income to net cash provided by operating activities:
          Depreciation and amortization                                   962,649     953,987
          Equity in net income of affiliate                               (40,000)    (56,000)
          Deferred income taxes                                                 -      20,000
          Other                                                            (5,246)      3,827
          Changes in operating assets and liabilities:
                Accounts receivable                                        45,764     416,296
                Other assets                                             (205,021)   (328,761)
                Accounts payable and accrued expenses                     563,415     190,483
                Other liabilities                                          34,076    (582,725)
                                                                      -----------   ---------

                    Net cash provided by operating activities           1,320,257     843,949
                                                                      -----------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of fixed assets                                            (193,304)   (255,423)
     Repayment of related party loans                                      10,107     112,857
     Loans to related parties                                                   -        (658)
     Loans from (to) others                                                17,196     (25,683)
                                                                      -----------   ---------

                    Net cash used in investing activities                (166,001)   (168,907)
                                                                      -----------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments under capital lease obligations                            (468,750)   (520,774)
     Net payments on note payable - bank                               (2,051,744)   (184,401)
     Net borrowings (payments) on notes payable - other                    13,877        (978)
     Purchase of treasury stock                                           (11,044)   (270,013)
     Proceeds from exercise of stock options                            1,290,305           -
     Net receipts on loans from employee savings program                   33,720      22,639
                                                                      -----------   ---------

                    Net cash used in financing activities              (1,193,636)   (953,527)
                                                                      -----------   ---------

EFFECT OF EXCHANGE RATE DIFFERENCES ON CASH                                 1,469     (14,499)
                                                                      -----------   ---------

NET DECREASE IN CASH                                                      (37,911)   (292,984)
                                                                      -----------   ---------

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                                 883,580     579,214
                                                                      -----------   ---------

CASH AND EQUIVALENTS, END OF PERIOD                                   $   845,669   $ 286,230
                                                                      ===========   =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid for:
          Interest                                                    $    91,829   $ 129,894
          Income taxes                                                      1,796     682,365

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
     AND FINANCING ACTIVITIES:
     Equipment acquisitions financed by capital leases                $   232,173   $ 284,838


See  notes  to  condensed  consolidated  financial  statements

                     TRACK DATA CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (unaudited)


1. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1999, and the results of operations and of cash flows for the three months ended March 31, 1999 and 1998. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of results that may be expected for any other interim period or for the full year.

These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1998 included in the Company's Annual Report on Form 10-K. The accounting policies used in preparing these financial statements are the same as those described in the December 31, 1998 financial statements.

2. During the three months ended March 31, 1999, the Company purchased and retired 1,065 shares for $11,043.

3. In January 1999, the Company granted options to purchase 390,000 shares of its common stock at $6.00 per share. Further, during the three months ended March 31, 1999 options and underwriter warrants to purchase 102,313 shares were exercised at prices of $2.00-$7.63, aggregating net proceeds to the Company of $351,882.

4. In April 1999, the Company's Board of Directors proposed to increase the authorized shares of common stock of the Company from 30,000,000 to 60,000,000. The proposal received the vote of the Company's Chairman and principal stockholder representing 77% of the votes. An Information Statement was mailed to stockholders on or about May 5, 1999 and is expected to be effective by the end of May, 1999.

5. There was no affect on earnings per share as a result of potential dilutive shares.

6. On April 12, 1999, the Company began to offer online trading through its myTrack service utilizing Track Securities Corporation ("TSC") as its broker dealer. TSC is a broker-dealer owned and operated by Jack Spiegelman, a director of the Company. The Company is licensing its myTrack trading system to a subsidiary of TSC. The Company is receiving $2.25 per trade pursuant to the agreement. In addition, TSC will pay to the Company a share of the marketing and advertising costs incurred by the Company. Further, Mr. Spiegelman has a five-year consulting agreement with the Company pursuant to which he is to be paid an annual fee of the greater of $50,000 or 5% of the after-tax earnings, if any, from trading activities. The Company intends to apply for a broker-dealer license and, upon obtaining such license, will terminate the relationship with TSC and transition the trading accounts from TSC to the Company's broker-dealer.

7. The Company charges all costs incurred to establish the technological feasibility of a product or product enhancement to research and development expense. Research and development expenses were $665,000 and $642,000 for the three months ended March 31, 1999 and 1998, respectively.

8. Advertising costs, charged to operations when incurred, were approximately $293,000 and $221,000 for the three months ended March 31, 1999 and 1998, respectively.

9.     Segment  Information

The Company operates in one business segment providing real-time financial market data, fundamental research, news, charting, and analytical services to institutional and individual investors through dedicated telecommunication lines and the Internet.

The  Company's  revenues  are  derived  from  the  following  sources:

                                    1999         1998
Institutional and corporate  $ 7,322,150  $ 7,436,885
Individual                     4,333,402    4,378,775
                             -----------  -----------

                             $11,655,552  $11,815,660
                             ===========  ===========




10. The Company owns 810,572 shares of Edgar Online, Inc., an Internet-based supplier of business, financial and competitive intelligence derived from U.S. Securities and Exchange Commission data. The Company carries its investment at its cost of $10,000. On March 30, 1999, Edgar Online filed a registration statement with the SEC for an initial public offering of its common stock. It is anticipated that certain lockup provisions will apply to the shares in the event the offering is consummated.

                     TRACK DATA CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

RESULTS  OF  OPERATIONS

GENERAL

     The Company provides real-time financial market data, news, fundamental research, charting and analytical services to institutional and individual investors through dedicated telecommunication lines and the Internet. On April 12, 1999, the Company began to offer on-line trading through its myTrack Internet-based personal investment service. myTrack is an Internet-based software application that is not restricted by the limitations of an HTML browser-based static system offered by virtually all of its well-known competitors. myTrack delivers a continuous dynamic stream of live market data and investors' real-time online trading activity. The system is always connected and is an order of magnitude faster than competing browser-based systems.

THREE  MONTHS  ENDED  MARCH  31,  1999  AND  1998

     Revenues for the three months ended March 31, 1999 and 1998 were $11,655,552 and $11,815,660, respectively. The revenue decline in 1999 is principally due to a reduction in the number of customers in traditional direct delivery services, as customers transition to the Internet with new lower priced offerings such as myTrack.

     Direct operating costs were $7,041,603 for the first three months of 1999 and $6,506,173 for the similar period in 1998. Direct operating costs as a percentage of revenues was 60% in 1999 and 55% in 1998. The dollar and percentage increase primarily reflects an increase in payroll, stock exchange and database fees. Direct operating costs include direct payroll, direct telecommunication costs, computer supplies, depreciation and equipment lease expense and the amortization of software development costs.

     Selling and administrative expenses were $4,887,003 and $4,850,602 in the 1999 and 1998 periods, respectively. Selling and administrative expenses as a percentage of revenues was 42% in 1999 and 41% in 1998.

     In 1999, the Company relocated certain of its personnel to other office space and realized a gain on the landlord buy-out of the lease of approximately $300,000.

     Interest expense decreased to $102,326 in the 1999 period compared to $142,752 in 1998 due to decreased borrowings.

     As a result of the above mentioned factors, the Company realized a net loss before equity in net income from an affiliate of $75,380 in the 1999 period compared to net income of $316,133 in 1998.

     The equity in net income from an affiliate was $40,000 and $56,000 in 1999 and 1998, respectively.

LIQUIDITY  AND  CAPITAL  RESOURCES

     During the three months ended March 31, 1999 and 1998, cash provided by operating activities was $1,320,257 and $843,949, respectively. Cash flows used in investing activities was $166,001 and $168,907 for the three months ended March 31, 1999 and 1998, respectively. Cash used in financing activities was $1,193,636 and $953,527 for the three months ended March 31, 1999 and 1998, respectively. The increase in 1999 compared to 1998 is primarily due to a repayment of bank loans in 1999, offset by receipts from the exercise of stock options.

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

     Disclosures in this Form 10-Q contain certain forward-looking statements, including without limitation, statements concerning the Company's operations, economic performance and financial condition, including in particular, Year 2000 information. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words "believe," "expect," "anticipate" and other similar expressions generally identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. These forward-looking statements are based largely on the Company's current expectations and are subject to a number of risks and uncertainties, including without limitation, changes in external market factors, changes in the Company's business or growth strategy or an inability to execute its strategy due to changes in its industry or the economy generally, the emergence of new or growing competitors, various other competitive factors and other risks and uncertainties indicated from time to time in the Company's filings with the Securities and Exchange Commission, including the Company's Forms 10-K, S-3 and S-8. Actual results could differ materially from the results referred to in the forward-looking statements. In light of these risks and uncertainties, there can be no assurance that the results referred to in the forward-looking statements contained in this Form 10-Q will in fact occur.


QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

The Company is exposed to interest rate change market risk with respect to its credit facility with a financial institution which is priced based on the prime rate of interest. Borrowings have not been material during the past year.

------
PART  II.   OTHER  INFORMATION
---------   ------------------

Item  1.     Legal  Proceedings.  Not  Applicable
             ------------------

Item  2.     Changes  in  Securities.  Not  Applicable
             -----------------------

Item  3.     Defaults  upon  Senior  Securities.  Not  Applicable
             ----------------------------------

Item  4.     Submission of Matters to a Vote of Security Holders. Not Applicable
             ---------------------------------------------------

Item  5.     Other  Information.  None
             ------------------

Item  6.     (a)  Exhibits.
                  --------

                   10.11 Licensing Agreement dated April 2, 1999 between TDC and Track Data Securities Corp.

                   10.12 Stock Option Agreement dated April 2, 1999 between TDC and Track Securities Corp.

                   27      Financial  Data  Schedule

             (b) There were no reports on Form 8-K filed during the first quarter of 1999.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


TRACK  DATA  CORPORATION


   /s/                          5/12/99
----------------------------    -------
Barry Hertz
Chairman of the Board
Chief Executive Officer

   /s/                          5/12/99
----------------------------    -------
Martin Kaye
V.P. Finance
Principal Financial Officer