Form 10-Q
period 1999-06-30
TRACK DATA CORP
filed 1999-08-12
CIK 922811

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



                  For the quarterly period ended JUNE 30, 1999

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of July 31, 1999 there were 15,652,890 shares of common stock outstanding.

                                        1
PART I.   FINANCIAL INFORMATION
-------   ---------------------

Item 1.     Financial Statements
            --------------------

            See pages 2-8

Item 2.     Management's Discussion and Analysis of Financial Condition and
            ---------------------------------------------------------------
            Results of Operations
            ---------------------

            See pages 9-12

Item  3.    Quantitative  and  Qualitative  Disclosures  About  Market  Risk
            ----------------------------------------------------------------

            See  page  12

PART II.    OTHER INFORMATION
--------    -----------------

            See page 13



                             TRACK DATA CORPORATION AND SUBSIDIARIES
                              CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                        JUNE 30,     DECEMBER 31,
                                                                          1999           1998
                                                                     --------------  ------------
                                                                     Unaudited       Derived from
                                                                                     audited
                                                                                     financial
                                                                                     statements
ASSETS
CASH. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   1,976,584   $   883,580

ACCOUNTS RECEIVABLE - NET . . . . . . . . . . . . . . . . . . . . .      1,852,761     1,916,036

MARKETABLE SECURITIES (Note 10) . . . . . . . . . . . . . . . . . .      3,692,800             -

FIXED ASSETS - NET. . . . . . . . . . . . . . . . . . . . . . . . .      7,214,755     7,907,694

INVESTMENT IN AFFILIATE . . . . . . . . . . . . . . . . . . . . . .      1,243,285     1,067,285

EXCESS OF COST OVER NET ASSETS ACQUIRED . . . . . . . . . . . . . .      2,888,795     3,030,068

NET DEFERRED INCOME TAX ASSETS. . . . . . . . . . . . . . . . . . .        450,000       450,000

OTHER ASSETS. . . . . . . . . . . . . . . . . . . . . . . . . . . .      2,506,962     3,336,357
                                                                     --------------  ------------

TOTAL . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  21,825,942   $18,591,020
                                                                     ==============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
     Accounts payable and accrued expenses. . . . . . . . . . . . .  $   3,419,003   $ 3,871,702
     Note payable - bank. . . . . . . . . . . . . . . . . . . . . .      1,095,574     2,138,432
     Notes payable - other. . . . . . . . . . . . . . . . . . . . .        748,208       698,148
     Capital lease obligations. . . . . . . . . . . . . . . . . . .      2,660,688     2,952,177
     Other liabilities. . . . . . . . . . . . . . . . . . . . . . .        370,170       318,598
                                                                     --------------  ------------

                    Total liabilities . . . . . . . . . . . . . . .      8,293,643     9,979,057
                                                                     --------------  ------------

STOCKHOLDERS' EQUITY
     Common stock - $.01 par value;  60,000,000 shares authorized;
          issued and outstanding - 15,158,966 shares in 1999 and
          14,796,401 shares in 1998 . . . . . . . . . . . . . . . .        151,590       147,964
     Additional paid-in capital . . . . . . . . . . . . . . . . . .     19,622,290    16,199,808
     Accumulated other comprehensive income . . . . . . . . . . . .      2,215,680             -
     Deficit. . . . . . . . . . . . . . . . . . . . . . . . . . . .     (8,457,261)   (7,735,809)
                                                                     --------------  ------------

                    Total stockholders' equity. . . . . . . . . . .     13,532,299     8,611,963
                                                                     --------------  ------------

TOTAL . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  21,825,942   $18,591,020
                                                                     ==============  ============

See notes to condensed consolidated financial statements



                     TRACK DATA CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (unaudited)


                                                   1999         1998
                                               ------------  -----------
REVENUES. . . . . . . . . . . . . . . . . . .  $23,317,070   $23,269,873
                                               ------------  -----------

OPERATING COSTS AND EXPENSES:
     Direct operating costs . . . . . . . . .   14,059,496    12,926,913
     Selling and administrative expenses. . .   10,317,057     9,771,539
     Gain on real property lease buyout . . .     (350,000)            -
     Interest expense - net . . . . . . . . .      187,969       277,942
                                               ------------  -----------

                    Total . . . . . . . . . .   24,214,522    22,976,394
                                               ------------  -----------

(LOSS) INCOME BEFORE EQUITY IN NET INCOME
    OF AFFILIATE AND INCOME TAXES . . . . . .     (897,452)      293,479

EQUITY IN NET INCOME OF AFFILIATE . . . . . .      176,000       146,000
                                               ------------  -----------

(LOSS) INCOME BEFORE INCOME TAXES . . . . . .     (721,452)      439,479

INCOME TAXES. . . . . . . . . . . . . . . . .            -       172,000
                                               ------------  -----------

NET (LOSS)  INCOME. . . . . . . . . . . . . .  $  (721,452)  $   267,479
                                               ============  ===========

BASIC AND DILUTED NET (LOSS) INCOME PER SHARE        $(.05)         $.02
                                                     ======         ====

WEIGHTED AVERAGE SHARES OUTSTANDING . . . . .   14,975,000    14,400,000
                                               ============  ===========

See notes to condensed consolidated financial statements



                     TRACK DATA CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    THREE MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (unaudited)


                                                   1999          1998
                                               ------------  ------------
REVENUES. . . . . . . . . . . . . . . . . . .  $11,661,518   $11,454,213
                                              ------------  ------------

OPERATING COSTS AND EXPENSES:
     Direct operating costs . . . . . . . . .    7,017,893     6,420,740
     Selling and administrative expenses. . .    5,430,054     4,920,937
     Gain on real property lease buyout . . .      (50,000)            -
     Interest expense - net . . . . . . . . .       85,643       135,190
                                               ------------  ------------

                    Total . . . . . . . . . .   12,483,590    11,476,867
                                               ------------  ------------

LOSS BEFORE EQUITY IN NET INCOME
     OF AFFILIATE AND INCOME TAXES. . . . . .     (822,072)      (22,654)

EQUITY IN NET INCOME OF AFFILIATE . . . . . .      136,000        90,000
                                               ------------  ------------

(LOSS) INCOME BEFORE INCOME TAXES . . . . . .     (686,072)       67,346

INCOME TAXES. . . . . . . . . . . . . . . . .            -        26,709
                                               ------------  ------------

NET (LOSS) INCOME . . . . . . . . . . . . . .  $  (686,072)  $    40,637
                                               ============  ============

BASIC AND DILUTED NET (LOSS) INCOME PER SHARE        $(.05)          $ -
                                                     ======          ====

WEIGHTED AVERAGE SHARES OUTSTANDING . . . . .   15,071,000    14,505,000
                                               ============  ============

See notes to condensed consolidated financial statements



                            TRACK DATA CORPORATION AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS'
                                EQUITY AND COMPREHENSIVE INCOME
                                 SIX MONTHS ENDED JUNE 30, 1999

                                                               ACCUMULATED
                                                 ADDITIONAL    OTHER                         COMPRE-
                                    COMMON       PAID-IN       COMPREHENSIVE                 HENSIVE
                                    STOCK        CAPITAL       INCOME          DEFICIT       INCOME
                                    ----------   -----------   -------------   ------------  ----------
BALANCE, JANUARY 1, 1999 . . . . .  $  147,964   $16,199,808   $        -      $(7,735,809)

     Net loss. . . . . . . . . . .                                                (721,452)  $ (721,452)

     Issuance of common stock
        in exchange for investment
        in Net Earnings Corp.. . .         345       499,655

     Stock options and warrants
        exercised. . . . . . . . .       3,298     1,467,759

     Purchase and retirement of
        treasury stock . . . . . .         (17)      (22,052)

     Tax effect of stock options
        exercised. . . . . . . . .                 1,477,120

     Unrealized gain on marketable
        securities - net of taxes.                                 2,215,680                   2,215,680
                                                                                            ------------

     Comprehensive income. . . . .                                                            $1,494,228
                                    -----------  ------------     ----------   ------------   ==========

BALANCE, JUNE 30, 1999 . . . . . .  $  151,590   $19,622,290      $2,215,680   $(8,457,261)
                                    ===========  ============     ==========   ============

See notes to condensed consolidated financial statements



                              TRACK DATA CORPORATION AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                            (unaudited)


                                                                             1999          1998
                                                                         ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net (loss) income. . . . . . . . . . . . . . . . . . . . . . . . .  $  (721,452)  $   267,479
     Adjustments to reconcile net (loss) income to net cash provided by operating activities:
          Depreciation and amortization . . . . . . . . . . . . . . . .    1,924,514     1,906,570
          Equity in net income of affiliate . . . . . . . . . . . . . .     (176,000)     (146,000)
          Deferred income taxes . . . . . . . . . . . . . . . . . . . .            -        20,000
          Other . . . . . . . . . . . . . . . . . . . . . . . . . . . .        3,017       (12,049)
          Changes in operating assets and liabilities:
                Accounts receivable . . . . . . . . . . . . . . . . . .       63,275       456,006
                Other assets. . . . . . . . . . . . . . . . . . . . . .      210,775      (142,744)
                Accounts payable and accrued expenses . . . . . . . . .     (452,699)     (309,964)
                Other liabilities . . . . . . . . . . . . . . . . . . .        6,108      (683,396)
                                                                         ------------  ------------

                    Net cash provided by operating activities . . . . .      857,538     1,355,902
                                                                         ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of fixed assets . . . . . . . . . . . . . . . . . . . . .     (254,882)     (350,920)
     Purchase of marketable securities. . . . . . . . . . . . . . . . .      (50,929)            -
     Repayment of related party loans . . . . . . . . . . . . . . . . .       19,498       173,597
     Loans to related parties . . . . . . . . . . . . . . . . . . . . .            -        (7,287)
     Loans to others. . . . . . . . . . . . . . . . . . . . . . . . . .      (15,850)      (13,423)
                                                                         ------------  ------------

                    Net cash used in investing activities . . . . . . .     (302,163)     (198,033)
                                                                         ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments under capital lease obligations . . . . . . . . . . . . .     (899,296)   (1,007,955)
     Net payments on note payable - bank. . . . . . . . . . . . . . . .   (1,042,858)   (1,401,238)
     Net proceeds from notes payable - other. . . . . . . . . . . . . .       30,562         2,901
     Net proceeds on loans from employee savings program. . . . . . . .       60,928        31,966
     Purchase of treasury stock . . . . . . . . . . . . . . . . . . . .      (22,069)     (319,014)
     Proceeds from exercise of stock options. . . . . . . . . . . . . .    2,409,481     1,318,409
                                                                         ------------  ------------

                    Net cash provided by (used in) financing activities      536,748    (1,374,931)
                                                                         ------------  ------------

EFFECT OF EXCHANGE RATE DIFFERENCES ON CASH . . . . . . . . . . . . . .          881       (15,802)
                                                                         ------------  ------------

NET INCREASE (DECREASE) IN CASH . . . . . . . . . . . . . . . . . . . .    1,093,004      (232,864)

CASH, BEGINNING OF PERIOD . . . . . . . . . . . . . . . . . . . . . . .      883,580       579,214
                                                                         ------------  ------------

CASH, END OF PERIOD . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 1,976,584   $   346,350
                                                                         ============  ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid for:
          Interest. . . . . . . . . . . . . . . . . . . . . . . . . . .  $   177,204   $   249,410
          Income taxes. . . . . . . . . . . . . . . . . . . . . . . . .        9,367       783,366

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
     AND FINANCING ACTIVITIES:
     Equipment acquisitions financed by capital leases. . . . . . . . .  $   607,807   $   924,130
     Investment in Net Earnings Corp. acquired through
         issuance of common stock . . . . . . . . . . . . . . . . . . .      500,000             -


See notes to condensed consolidated financial statements

                     TRACK DATA CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (unaudited)

1. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1999, and the results of operations and of cash flows for the six months ended June 30, 1999 and 1998. The results of operations for the six months ended June 30, 1999 are not necessarily indicative of results that may be expected for any other interim period or for the full year.

These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1998 included in the Company's Annual Report on Form 10-K. The accounting policies used in preparing these financial statements are the same as those described in the December 31, 1998 financial statements.

2. During the six months ended June 30, 1999, the Company purchased and retired 1765 shares of its common stock for $22,069.

3. In January 1999, the Company granted options to purchase 390,000 shares of its common stock at $6.00 per share. Further, during the six months ended June 30, 1999 options and underwriter warrants to purchase 329,848 shares were exercised at prices of $2.00-$7.63, aggregating net proceeds to the Company of $1,471,057.

4. In April 1999, the Company's Board of Directors, with subsequent stockholder approval, increased the authorized shares of common stock of the Company from 30,000,000 to 60,000,000.

5. Potential dilutive shares were not material in 1998 and were anti-dilutive in 1999.

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

7. The Company charges all costs related to enhancing and upgrading internally developed software to research and development expense. Research and development expenses were $659,000 and $617,000 for the three months ended June 30, 1999 and 1998, and $1,324,000 and $1,259,000 for the six months ended June 30, 1999 and 1998, respectively.

8. Marketing and advertising costs, charged to operations when incurred, were approximately $916,000 and $611,000 for the three months ended June 30, 1999 and 1998, and $1,209,000 and $832,000 for the six months ended June 30, 1999 and 1998, respectively.

9.     Segment Information

     The Company operates in one business segment providing real-time financial market data, fundamental research, news, charting, and analytical services to institutional and individual investors through dedicated telecommunication lines and the Internet.

     The Company's revenues are derived from the following sources:


                 THREE MONTHS ENDED          SIX MONTHS ENDED
                       JUNE 30,                  JUNE 30,

                  1999         1998         1999         1998
Institutional  $ 7,125,843  $ 7,253,281  $14,447,993  $14,690,166

Individual. .    4,535,675    4,200,932    8,869,077    8,579,707
               -----------  -----------  -----------  -----------

               $11,661,518  $11,454,213  $23,317,070  $23,269,873
               ===========  ===========  ===========  ===========




10. The Company owns 810,572 shares of Edgar Online, Inc. ("EOL"), an Internet-based supplier of business, financial and competitive intelligence derived from U.S. Securities and Exchange Commission data. EOL completed a public offering of its common stock in May 1999. The Company classified its investment as available for sale securities in May 1999. The Company carries 461,600 shares of its investment (the portion eligible for sale within a year) at $3,692,800, the market value at June 30, 1999, and the remaining 348,972 shares are carried at cost of $10,000. The difference between the cost and fair market value of these securities, net of deferred taxes, is classified as accumulated other comprehensive income as a component of stockholders' equity.

11. In June 1999, the Company issued 34,482 shares of its common stock valued at $500,000 to Net Earnings Corp., a privately held Internet-based provider to the individual and professional investment communities of future dates of public company earnings reports, dividends, conference calls, IPO/secondary offerings and other timing information, in exchange for a 10% ownership interest in Net Earnings. The investment is carried at cost and is included in other assets.

12. In July 1999, the Company sold pursuant to private placements 483,334 shares of its common stock and realized net proceeds, after expenses, of $5,201,258. The Company filed a Form S-3 to register these shares. In connection with such sales, the Company also issued three-year warrants to purchase 155,833 shares of its common stock at $16.88 per share.

TRACK DATA CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

GENERAL
     The Company provides real-time financial market data, news, fundamental research, charting and analytical services to institutional and individual investors through dedicated telecommunication lines and the Internet. On April 12, 1999, the Company began to offer online trading through its myTrack Internet-based personal investment service. myTrack is an Internet-based software application that is not restricted by the limitations of an HTML browser-based static system offered by virtually all of its well-known competitors. myTrack delivers a continuous dynamic stream of live market data and investors' real-time online trading activity. The system is always connected and is an order of magnitude faster than competing browser-based systems.


RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1999 AND 1998

     Revenues for the three months ended June 30, 1999 and 1998 were $11,661,518 and $11,454,213, respectively.

     Direct operating costs were $7,017,893 for the second quarter of 1999 and $6,420,740 for the similar period in 1998. Direct operating costs as a percentage of revenues was 60% in 1999 and 56% in 1998. The dollar and percentage increase primarily reflects an increase in payroll, stock exchange and database fees. Direct operating costs include direct payroll, direct telecommunication costs, computer supplies, depreciation and equipment lease expense and the amortization of software development costs.

     Selling and administrative expenses were $5,430,054 and $4,920,937 in the 1999 and 1998 periods, respectively. Selling and administrative expenses as a percentage of revenues was 47% in the 1999 period and 43% in the 1998 period. The increase in 1999 is due to advertising and payroll costs. Selling expenses are expected to increase during the remainder of 1999 as there has been recent additions to sales and customer support personnel and substantially increased media advertising for the Company's myTrack Internet-based online trading and market data system.

     In 1999, the Company relocated certain of its personnel to other office space and realized a gain on the landlord buy-out of the lease of approximately $350,000, of which $50,000 was realized in the second quarter.

     Interest expense decreased to $85,643 in the 1999 period compared to $135,190 in the 1998 period due to decreased borrowings.

     As a result of the above mentioned factors, the Company realized a loss before equity in net income of affiliate of $(822,072) in 1999 and $(22,654) in 1998.

     The equity in income from an affiliate was $136,000 in the 1999 period as compared to $90,000 in the 1998 period.

     Net loss was $(686,072) for the 1999 quarter as compared to net income of $40,637 for the 1998 quarter.

SIX MONTHS ENDED JUNE 30, 1999 AND 1998

     Revenues for the six months ended June 30, 1999 and 1998 were $23,317,070 and $23,269,873, respectively.

     Direct operating costs were $14,059,496 for the first six months of 1999 and $12,926,913 for the similar period in 1998. Direct operating costs as a percentage of revenues was 60% in 1999 and 56% in 1998. The dollar and percentage increase primarily reflects an increase in payroll, stock exchange and database fees.

     Selling and administrative expenses were $10,317,057 and $9,771,539 in the 1999 and 1998 periods, respectively. Selling and administrative expenses as a percentage of revenues was 44% in 1999 and 42% in 1998. The increase in 1999 is due to advertising and payroll costs. Selling expenses are expected to increase during the remainder of 1999 as there has been recent additions to sales and customer support personnel and increased media advertising for the Company's myTrack Internet-based online trading and market data system.

      In 1999, the Company relocated certain of its personnel to other office space and realized a gain on the landlord buy-out of the lease of approximately $350,000.

     Interest expense decreased to $187,969 in the 1999 period compared to $277,942 in 1998 due to decreased borrowings.

     As a result of the above mentioned factors, the Company realized a loss before equity in net income from an affiliate of $(897,452) in the 1999 period compared to income before equity in net income of an affiliate of $293,479 in 1998.

     The equity in income from an affiliate was $176,000 in the 1999 period compared with $146,000 in the 1998 period.

     Net loss was $(721,452) for the six months ended June 30, 1999 compared with net income of $267,479 for the six months ended June 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

     During the six months ended June 30, 1999 and 1998 cash provided by operating activities was $857,538 and $1,355,902, respectively. The decrease in 1999 was due primarily to the loss from operations in that period. Cash flows used in investing activities was $302,163 and $198,033 for the six months ended June 30, 1999 and 1998, respectively. Cash flows from financing activities was $536,748 in the six months ended June 30, 1999 compared with cash used in financing activities of $1,374,931 for the six months ended June 30, 1998. The 1999 period includes an increase in proceeds from exercise of stock options and lower payments of bank loans and purchases of treasury stock.

     The Company has a line of credit with a bank. The line is collateralized by the assets of the Company and is guaranteed by its principal stockholder. Interest is charged at 1.75% above the bank's prime rate and is due on demand. The Company may borrow up to 80% of eligible accounts receivable and is required to maintain a compensating balance of 10% of the outstanding loans. The line of credit is sufficient for the Company's cash requirements, however, the Company plans to spend substantial amounts for advertising its myTrack Internet-based market data system and online trading. In July, 1999 the Company sold 483,334 shares of its common stock in private placements, receiving net proceeds of approximately $5,200,000. The Company plans to seek additional financing for such efforts. There are no major capital expenditures anticipated beyond the normal replacement of equipment and additional equipment to meet customer requirements.

     Most of the Company's products and networks are substantially Year 2000 compliant already. There is presently certain data provided to customers from mainframe hardware, which is in the process of moving to a Year 2000 compliant server environment. This is substantially completed. The Company has sought compliance statements from each of its significant suppliers, most of which have provided positive assurances regarding their compliance. The Company will continue to work with those who are not yet Year 2000 compliant. In the normal course of business, the Company is replacing certain administrative systems and hardware. The new systems will be Year 2000 compliant and will cost approximately $500,000, most of which will be capitalized as fixed assets. These costs are capitalized because they relate to the implementation of new systems, which include substantial new functionality, speed and scalability, in addition to being Year 2000 compliant. All historical and future costs have been and will continue to be funded out of existing cash and cash flows from operations.

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

------
PART II.   OTHER INFORMATION
--------   -----------------

Item 1.    Legal Proceedings. Not Applicable
           -----------------

Item 2.    Changes in Securities and Use of Proceeds. See Notes 11 and 12 in
           -----------------------------------------
connection with the issuance of common stock and warrants in private placements under Section 4(2).

Item 3.    Defaults upon Senior Securities. Not Applicable
           -------------------------------

Item 4.     Submission of Matters to a Vote of Security Holders. Not Applicable.
            ---------------------------------------------------

Item 5.    Other Information. Not Applicable.
           -----------------

Item 6.     (a)     Exhibits.
                    --------
          Exhibit 27. Financial Data Schedule

(b)     Reports on Form 8-K.  There were no reports on Form 8-K filed during the
        -------------------
second quarter of 1999.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


TRACK DATA CORPORATION



Date:  8/12/99    /s/
       -------  -------------------------
                Barry Hertz
                Chairman of the Board
                Chief Executive Officer

Date:  8/12/99   /s/
       -------  -------------------------
                Martin Kaye
                V.P. Finance, Principal Financial Officer