Form 10-Q
period 1999-09-30
TRACK DATA CORP
filed 1999-11-12
CIK 922811

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



                For the quarterly period ended SEPTEMBER 30, 1999

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of October 31, 1999 there were 31,362,784 shares of common stock outstanding, adjusted for a two-for-one stock split declared on that date.
 .

------
PART I.     FINANCIAL INFORMATION
-------     ---------------------

Item 1.          Financial Statements
                 --------------------

          See pages 2-9

Item 2.     Management's Discussion and Analysis of Financial Condition and
            ---------------------------------------------------------------
            Results of Operations
            ---------------------

          See pages 10-13

PART II.     OTHER INFORMATION
--------     -----------------

            See page 14


             s

                     TRACK DATA CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                      SEPTEMBER 30,      DECEMBER 31,
                                                          1999             1998
                                                          ----             ----
                                                        Unaudited         Derived
                                                                           from
                                                                         audited
                                                                        financial
                                                                        statements
ASSETS

CASH                                                  $   3,827,737   $   883,580

ACCOUNTS RECEIVABLE - NET                                 2,130,221     1,916,036

MARKETABLE SECURITIES (NOTE 10)                           3,434,304          -

FIXED ASSETS - NET                                        7,013,214     7,907,694

INVESTMENT IN AFFILIATE                                   1,322,285     1,067,285

EXCESS OF COST OVER NET ASSETS ACQUIRED                   2,818,159     3,030,068

NET DEFERRED INCOME TAX ASSETS                              450,000       450,000

OTHER ASSETS                                              2,901,050     3,336,357
                                                     --------------  ------------

TOTAL                                                 $  23,896,970   $18,591,020
                                                      =============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
  Accounts payable and accrued expenses               $   3,740,019   $ 3,871,702
  Note payable - bank                                       135,013     2,138,432
  Notes payable - other                                     744,607       698,148
  Capital lease obligations                               2,369,403     2,952,177
  Other liabilities                                         561,892       318,598
                                                       ------------   -----------

               Total liabilities                          7,550,934     9,979,057
                                                       ------------   -----------

STOCKHOLDERS' EQUITY (NOTE 13)
  Common stock - $.01 par value;  60,000,000
    shares authorized; issued and outstanding,
     31,361,284 shares in 1999 and
      29,592,802 shares in 1998                             313,613       295,928
  Additional paid-in capital                             24,768,921    16,051,844
  Accumulated other comprehensive income                  2,060,582          -
  Deficit                                               (10,797,080)   (7,735,809)
                                                       ------------  ------------

                    Total stockholders' equity           16,346,036     8,611,963
                                                      -------------  ------------

TOTAL                                                 $  23,896,970   $18,591,020
                                                      =============   ===========


See notes to condensed consolidated financial statements

                     TRACK DATA CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (unaudited)

                                                    1999          1998
                                                    ----          ----

REVENUES                                       $34,835,084   $34,880,845
                                               ------------  -----------

OPERATING COSTS AND EXPENSES:
     Direct operating costs                     20,618,258    19,638,179
     Selling and administrative expenses        17,663,856    14,619,477
     Gain on real property lease buyout           (350,000)         -
     Interest expense - net                        219,241       392,923
                                               ------------  -----------

                    Total                       38,151,355    34,650,579
                                               ------------  -----------

(LOSS) INCOME BEFORE EQUITY IN NET INCOME
    OF AFFILIATE AND INCOME TAXES               (3,316,271)      230,266

EQUITY IN NET INCOME OF AFFILIATE                  255,000       211,000
                                               ------------  -----------

(LOSS) INCOME BEFORE INCOME TAXES               (3,061,271)      441,266

INCOME TAXES                                          -          177,000
                                               ------------  -----------

NET (LOSS)  INCOME                             $(3,061,271)  $   264,266
                                               ============  ===========

BASIC AND DILUTED NET (LOSS) INCOME PER SHARE  $      (.10)  $       .01
                                               ============  ===========

WEIGHTED AVERAGE SHARES OUTSTANDING             30,368,000    28,910,000
                                               ============  ===========

See notes to condensed consolidated financial statements

                     TRACK DATA CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (unaudited)

                                              1999          1998
                                              ----          ----

REVENUES                                  $11,518,014   $11,610,972
                                          ------------  ------------

OPERATING COSTS AND EXPENSES:
     Direct operating costs                 6,558,762     6,711,266
     Selling and administrative expenses    7,346,799     4,847,938
     Interest expense - net                    31,272       114,981
                                          ------------  ------------

                    Total                  13,936,833    11,674,185
                                          ------------  ------------

LOSS BEFORE EQUITY IN NET INCOME
     OF AFFILIATE AND INCOME TAXES         (2,418,819)      (63,213)

EQUITY IN NET INCOME OF AFFILIATE              79,000        65,000
                                          ------------  ------------

(LOSS) INCOME BEFORE INCOME TAXES          (2,339,819)        1,787

INCOME TAXES                                     -            5,000
                                          ------------  ------------

NET LOSS                                  $(2,339,819)  $    (3,213)
                                          ============  ============

BASIC AND DILUTED NET LOSS PER SHARE      $      (.08)  $         -
                                          ============  ============

WEIGHTED AVERAGE SHARES OUTSTANDING        31,085,000    29,204,000
                                          ============  ============

See notes to condensed consolidated financial statements

                     TRACK DATA CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS'
                     EQUITY AND COMPREHENSIVE LOSS (NOTE 13)
                      NINE MONTHS ENDED SEPTEMBER 30, 1999
                                   (unaudited)

                                               ACCUMULATED
                                      ADDI-      OTHER
                                      TIONAL     COMPRE-                   COMPRE-
                          COMMON      PAID-IN    HENSIVE                   HENSIVE
                           STOCK      CAPITAL    INCOME         DEFICIT      LOSS

BALANCE,
  JANUARY 1, 1999      $   295,928  $16,051,844 $   -        $(7,735,809)

 Net loss                                                     (3,061,271) $(3,061,271)

 Issuance of common stock
  in exchange for invest-
  ment in Net Earnings Corp.   689      499,311

 Sale of common stock        9,666    5,191,592

 Issuance of common stock      168       93,582
  for services

 Stock options and
  warrants exercised         7,198    1,581,947

 Purchase and retirement of
  treasury stock               (36)     (23,077)

 Tax effect of stock options
  exercised                           1,373,722

 Unrealized gain
   on marketable securities -
    net of taxes                      2,060,582                2,060,582
                                                                         -----------

 Comprehensive loss                                                      $(1,000,689)
                       ----------- ------------  ---------- ------------ ===========
BALANCE,
   SEPTEMBER 30, 1999  $   313,613 $ 24,768,921 $ 2,060,582 $(10,797,080)
                       =========== ============ =========== ============
< FN>
See notes to condensed consolidated financial statements

                     TRACK DATA CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (unaudited)




                                                              1999          1998
                                                              ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net  (loss) income                                    $(3,061,271)  $   264,266
     Adjustments to reconcile net (loss) income to
      net cash (used in) provided by operating activities:
     Depreciation and amortization                           2,814,963     2,866,397
     Services performed in exchange for common stock            93,750          -
     Equity in net income of affiliate                        (255,000)     (211,000)
     Deferred income taxes                                        -           20,000
     Changes in operating assets and liabilities:
           Accounts receivable                                (214,185)      141,520
           Other assets                                         86,424        14,888
           Accounts payable and accrued expenses              (131,683)     (203,077)
           Other liabilities                                   176,643      (697,628)
                                                           -----------     ---------

       Net cash (used in) provided by operating activities    (490,359)    2,195,366
                                                           -----------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of fixed assets                                 (725,431)     (451,142)
     Repayment of related party loans                             -          201,905
     Loans to related parties                                  (30,902)       (7,476)
     Loans to others                                           (35,122)      (11,677)
     Purchase of marketable securities                         (28,260)         -
                                                             ---------     ---------

       Net cash used in investing activities                  (819,715)     (268,390)
                                                            ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments under capital lease obligations                (1,342,341)   (1,487,685)
     Net payments on note payable - bank                     (2,003,419)   (1,133,886)
     Net proceeds from notes payable - other                     47,639        17,140
     Net proceeds on loans from employee savings program         79,556        18,723
     Purchase of treasury stock                                 (23,113)     (669,070)
     Proceeds from issuance of stock                          4,976,258          -
     Proceeds from exercise of stock options                  2,527,569     1,318,409
                                                           ------------    ----------

       Net cash provided by (used in) financing activities    4,262,149    (1,936,369)
                                                           ------------    ----------

EFFECT OF EXCHANGE RATE DIFFERENCES ON CASH                      (7,918)      (18,135)
                                                           ------------    ----------

NET INCREASE (DECREASE) IN CASH                               2,944,157       (27,528)

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                       883,580       579,214
                                                           ------------    ----------
CASH AND EQUIVALENTS, END OF PERIOD                         $ 3,827,737   $   551,686
                                                           ============  ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid for:
          Interest                                          $   265,365   $   348,271
          Income taxes                                           15,008       784,708

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
     AND FINANCING ACTIVITIES:
     Equipment acquisitions financed by capital leases      $   759,567   $ 1,497,979

See notes to condensed consolidated financial statements

                     TRACK DATA CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (unaudited)

1. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1999, and the results of operations for the three and nine month periods ended September 30, 1999 and 1998 and of cash flows for the nine months ended September 30, 1999 and 1998. The results of operations for the nine months ended September 30, 1999 are not necessarily indicative of results that may be expected for any other interim period or for the full year.

These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1998 included in the Company's Annual Report on Form 10-K. The accounting policies used in preparing these financial statements are the same as those described in the December 31, 1998 financial statements.

2. During the nine months ended September 30, 1999, the Company purchased and retired 3,730 shares of its common stock for $23,113.

3. In January 1999, the Company granted options to purchase 780,000 shares of its common stock at $3.00 per share. Further, during the nine months ended September 30, 1999 options and underwriter warrants to purchase 719,876 shares were exercised at prices of $1.00-$3.82, aggregating net proceeds to the Company of $1,589,145.

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

7. The Company charges all costs related to enhancing and upgrading internally developed software to research and development expense. Research and development expenses were $584,000 and $593,000 for the three months ended September 30, 1999 and 1998, and $1,908,000 and $1,852,000 for the nine months ended September 30, 1999 and 1998, respectively.

8. Marketing and advertising costs, charged to operations when incurred, were approximately $2,568,000 and $375,000 for the three months ended September 30, 1999 and 1998, and $3,777,000 and $1,207,000 for the nine months ended
September  30,  1999  and  1998,  respectively.

9.     Segment  Information

     The Company operates in one business segment providing real-time financial market data, fundamental research, news, charting, and analytical services to institutional and individual investors through dedicated telecommunication lines and the Internet.

     The  Company's  revenues  are  derived  from  the  following  sources:


                    THREE MONTHS ENDED          NINE MONTHS ENDED
                       SEPTEMBER 30,             SEPTEMBER 30,


                      1999         1998         1999         1998
Institutional  $ 7,325,923  $ 7,505,921  $21,773,916  $22,196,087

Individual       4,192,091    4,105,051   13,061,168   12,684,758
               -----------  -----------  -----------  -----------

               $11,518,014  $11,610,972  $34,835,084  $34,880,845
               ===========  ===========  ===========  ===========


     The Company continues to grow its myTrack services, which represents approximately 16% of revenues in the third quarter of 1999 compared to 2% in 1998. Total revenues have not grown as customers continue to transition from higher paying direct connect and dial-up services to lower paying Internet-based services. Until we obtain our own broker-dealer license, trading revenues include only revenues from the licensing of our trading system, rather than the full amount of commission paid by customers. If full commissions were recognized, myTrack revenues in the third quarter would have been $575,000 greater. We anticipate obtaining the license in the first quarter of 2000.

10. The Company owns 810,572 shares of Edgar Online, Inc. ("EOL"), an Internet-based supplier of business, financial and competitive intelligence derived from U.S. Securities and Exchange Commission data. EOL completed a public offering of its common stock in May 1999. The Company classified its investment as available for sale securities in May 1999. The Company carries 461,600 shares of its investment (the portion eligible for sale within a year) at $3,434,304, the market value at September 30, 1999, and the remaining 348,972 shares are carried at cost of $10,000. The difference between the cost and fair market value of these securities, net of deferred taxes, is classified as accumulated other comprehensive income as a component of stockholders' equity.

11. In June 1999, the Company issued 68,964 shares of its common stock valued at $500,000 to Net Earnings Corp., a privately held Internet-based provider to the individual and professional investment communities of future dates of public company earnings reports, dividends, conference calls, IPO/secondary offerings and other timing information, in exchange for a 10% ownership interest in Net Earnings. The investment is carried at cost and is included in other assets.

12. In July 1999, the Company sold pursuant to private placements 966,668 shares of its common stock and realized net proceeds, after expenses, of $5,201,258. The Company registered these shares. In connection with such sales, the Company also issued three-year warrants to purchase 311,666 shares of its common stock at $8.44 per share.

13. On October 31, 1999, the Company declared a two-for-one stock split in the form of a stock dividend payable on November 17, 1999 to stockholders of record on November 10, 1999. The financial statements and notes thereto have been retroactively adjusted to reflect such stock split.

                     TRACK DATA CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

RESULTS  OF  OPERATIONS

GENERAL

     The Company provides real-time financial market data, news, fundamental research, charting and analytical services to institutional and individual investors through dedicated telecommunication lines and the Internet. The Company also offers online trading through its myTrack Internet-based personal investment service. myTrack is an Internet-based software application that is not restricted by the limitations of an HTML browser-based static system offered by virtually all of its well-known competitors. myTrack delivers a continuous dynamic stream of live market data and investors' real-time online trading activity. The system is always connected and is an order of magnitude faster than competing browser-based systems.

THREE  MONTHS  ENDED  SEPTEMBER  30,  1999  AND  1998

     Revenues for the three months ended September 30, 1999 and 1998 were $11,518,014 and $11,610,972, respectively. The Company continues to grow its myTrack services, which represents approximately 16% of revenues in the third quarter of 1999 compared to 2% in the third quarter of 1998. Total revenues have not grown as customers continue to transition from higher paying direct connect and dial-up services to lower paying Internet-based services. Until we obtain our own broker-dealer license, trading revenues include only revenues from the licensing of our trading system, rather than the full amount of commission paid by customers. If full commissions were recognized, myTrack revenues in the third quarter would have been $575,000 greater. We anticipate obtaining the license in the first quarter of 2000.

     Direct operating costs were $6,558,762 for the third quarter of 1999 and $6,711,266 for the similar period in 1998, a decrease of 2%. Direct operating costs as a percentage of revenues was 57% in 1999 and 58% in 1998. Direct operating costs include direct payroll, direct telecommunication costs, computer supplies, depreciation and equipment lease expense and the amortization of software development costs.

     Selling and administrative expenses were $7,346,799 and $4,847,938 in the 1999 and 1998 periods, respectively, an increase of 52%. The increase was due principally to increased advertising and marketing and customer service personnel for the Company's myTrack Internet-based online trading and market data services. Selling expenses are expected to increase during the remainder of 1999 and continue at increased levels in 2000 for advertising and increased customer service personnel. Selling and administrative expenses as a percentage of revenues was 64% in 1999 and 42% in 1998.

     Interest expense decreased to $31,272 in the 1999 period compared to $114,981 in 1998 due to decreased borrowings.

     As a result of the above mentioned factors, principally the increased advertising and marketing costs, the Company realized a loss before equity in net income from an affiliate of $2,418,819 in the 1999 period compared to loss before equity in net income of affiliate of $63,213 in 1998.

     The equity in income from an affiliate was $79,000 in the 1999 period and $65,000 in the 1998 period.

     The Company incurred a net loss of $2,339,819 in 1999 and $3,213 in 1998.

NINE  MONTHS  ENDED  SEPTEMBER  30,  1999  AND  1998

     Revenues for the nine months ended September 30, 1999 and 1998 were $34,835,084 and $34,880,845, respectively. See comments for three month period.

     Direct operating costs were $20,618,258 for the first nine months of 1999 and $19,638,179 for the similar period in 1998. Direct operating costs as a percentage of revenues was 59% in the 1999 period compared to 56% in the 1998 period. The dollar and percentage increases primarily reflect increases in payroll, stock exchange and database fees.

     Selling and administrative expenses were $17,663,856 and $14,619,477 in the 1999 and 1998 periods, respectively. Selling and administrative expenses as a percentage of revenues was 51% in 1999 and 42% in 1998. The dollar and percentage increase in 1999 was due to increased media advertising and customer support personnel for the Company's myTrack Internet-based online trading and market data services.

     Interest expense decreased to $219,241 in the 1999 period compared to $392,923 in 1998 due to decreased borrowings.

     As a result of the above mentioned factors, principally advertising and marketing costs, the Company realized a loss before equity in net income of an affiliate of $3,316,271 in the 1999 period compared to income before equity in net income of an affiliate of $230,266 in 1998.

     The equity in income from an affiliate was $255,000 in 1999 compared to $211,000 in 1998.

     Net loss was $3,061,271 in 1999 compared to net income of $264,266 in 1998.

LIQUIDITY AND CAPITAL RESOURCES

     During the nine months ended September 30, 1999 cash used in operating activities was $490,359 compared with cash provided by operating activities of $2,195,366 in the nine months ended September 30, 1998. The decrease in 1999 was due primarily to the loss from operations in that period. Cash flows used in investing activities was $819,715 and $268,390 for the nine months ended September 30, 1999 and 1998, respectively. The increase in 1999 was due to increased expenditures for servers and upgraded computer and telecommunications equipment, while the 1998 amount was reduced by repayments of related party loans. Cash flows provided by financing activities was $4,262,149 for the nine months ended September 30, 1999 compared with cash used in financing activities of $1,936,369 for the nine months ended September 30, 1998. The 1999 period includes an increase in proceeds from the sale of common stock, higher proceeds from the exercise of stock options and lower purchases of treasury stock, offset by increased payments of the Company's bank line.

     The Company has a line of credit with a bank. The line is collateralized by the assets of the Company and is guaranteed by its principal stockholder. Interest is charged at 1.75% above the bank's prime rate and is due on demand. The Company may borrow up to 80% of eligible accounts receivable and is required to maintain a compensating balance of 10% of the outstanding loans. The line of credit is sufficient for the Company's cash requirements, however, the Company plans to spend substantial amounts for advertising its myTrack Internet-based market data system and online trading. In July, 1999 the Company sold 966,668 shares of its common stock in private placements, receiving net proceeds of approximately $5,200,000. The Company plans to seek additional financing for such efforts. There are no major capital expenditures anticipated beyond the normal replacement of equipment and additional equipment to meet customer requirements.

     The Company believes that its products and networks are Year 2000 compliant. This includes the mainframe hardware and software, the PC hardware and software and the network. The entire system has been upgraded to specifically address capacity issues and Year 2000 issues. The system has three areas of software: the ticker plant, the databases and the product software.
The ticker plant has been completely moved from an AOS mainframe environment to an NT environment. The databases used for the TDC product lines have all been upgraded to the Visual Basic/SQL environment. All of the Company's products are Year 2000 compliant.

     The Company has coordinated with all market data vendors and has received verification from these vendors of their Year 2000 compliance. Compliance statements from most communications providers have also been received confirming their compliance. The Company has worked with its production hardware vendors to insure that the products they are providing are Year 2000 compliant. All software and hardware upgrades required are being addressed per our suppliers recommendations.

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

     Based upon currently available information, management has no reason to believe that the Company will not meet its compliance requirements. Nevertheless,achieving Year 2000 compliance is dependent upon many factors, some of which arenot completely within the Company's control. Should either the Company'sinternal systems or the internal systems of one or more of its critical vendors fail to achieve Year 2000 compliance, the Company's business and its results of operations could be adversely affected.

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

Item  1.  Legal  Proceedings.  Not  Applicable
          ------------------

Item  2.  Changes  in  Securities.  Not  Applicable
          -----------------------

Item  3.  Defaults  upon  Senior  Securities.  Not  Applicable
          ----------------------------------

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders.
          -----------------------------------------------------------

     The following matters were voted on at the October 21, 1999 Annual Meeting of Stockholders. The total shares voted were 29,743,942


                              FOR        AGAINST     ABSTAIN
------------------------      ---        -------     -------
ELECTION OF DIRECTORS:
  E. Bruce Fredrikson     29,717,020     26,922
  Barry Hertz             29,717,020     26,922
  Martin Kaye             29,717,020     26,922
  Morton Mackof           29,717,020     26,922
  Alan Schnelwar          29,717,020     26,922
  Jack Spiegelman         29,717,020     26,922
  Stanley Stern           29,717,020     26,922

APPOINTMENT OF AUDITORS:  29,722,010     16,656       5,276



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


TRACK DATA CORPORATION

Date:   11/11/99                                 /s/
        --------                       -----------------------
                                           Barry Hertz
                                       Chairman of the Board
                                      Chief Executive Officer

Date:   11/11/99                                 /s/
        --------                      -------------------------
                                           Martin Kaye
                                          V.P. Finance,
                                     Principal Financial Officer