Form 10-K
period 1999-12-31
TRACK DATA CORP
filed 2000-03-30
CIK 922811

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(Mark One)
/x/     Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

                                      10005
                                   (Zip Code)

                                 (212) 943-4555
                         (Registrant's telephone number)

                                   22-3181095
                      (I.R.S. Employer Identification No.)



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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

State the aggregate market value of the voting stock held by non-affiliates of the Registrant based on the closing price of the Company's Common Stock on March 1, 2000 of $7.38 per share. $127,391,000

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
     63,483,540 SHARES OF COMMON STOCK, $.01 PAR VALUE, AS OF MARCH 1, 2000

                       DOCUMENTS INCORPORATED BY REFERENCE
                             [SEE INDEX TO EXHIBITS]

                                     PART I

ITEM  1.  BUSINESS

Track Data Corporation (the "Company" or "TDC") is a financial services company that offers myTrack, a fully integrated Internet-based online trading and market data system. The Company provides real-time financial market data, fundamental research, charting, and analytical services to institutional and individual investors through dedicated telecommunication lines and the Internet. It also disseminates news and third party database information from more than 100 sources worldwide.

The Company commenced its Internet-based services to the non-professional individual investor community in mid 1998 through its myTrack service. As of March 1, 2000 approximately 100,000 individuals registered for the service. myTrack delivers free continuously updating quotes, as well as news and fundamental data. myTrack also offers various packages starting at $19.95 per month plus exchange fees for real-time quotes and enhanced market data.

myTrack builds on the Company's long history of delivering mission critical information to the most demanding customers in the investment community. Market data is delivered direct from the original sources (such as the exchanges) to the Company's facilities where the data is simultaneously redistributed to its customers. myTrack operates through the use of a proprietary application software. Once the user is attached to the Company's host server, the connection link is constant, like an open telephone connection. This allows the system to provide dynamically updating stock quotes and news and to immediately respond to all queries. Utilizing myTrack's built-in trading platform allows the user to enter a trade that is received by the Company's server instantaneously, as the connection is the same one that is already connected for myTrack. The Company believes this is a competitive advantage over other trading systems that require a new connection to a server every time information is requested or sent.

     The Company has offered online trading since June, 1999 through its myTrack service utilizing Track Securities Corporation ("TSC") as its broker-dealer. Fees charged by TSC start at $12.95 per trade. TSC is a broker-dealer owned and operated by a director of the Company. The Company is licensing its myTrack trading system to a subsidiary of TSC. The Company is receiving $2.25 per trade pursuant to the agreement. In addition, TSC pays a share of the marketing and advertising costs incurred by the Company. Further, the Company has applied for a broker-dealer license and, upon obtaining such license, will terminate the relationship with TSC and transition the trading accounts from TSC to the Company's broker-dealer.

     See Note H of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for further information about customers.

On March 31, 1996, Track Data Corporation ("Track"), a principal stockholder of Global Market Information, Inc. ("Global"), merged into Global (the "Merger") and the name of Global was changed to Track Data Corporation. On November 7, 1997, Barry Hertz, Chairman and principal stockholder of the Company, transferred his 100% ownership in Newsware, Inc. ("NW"), a provider of online news information, to the Company for no further consideration. For accounting purposes, the Merger in 1996 and the subsequent contribution of NW in 1997 were treated as combinations of entities under common control similar to pooling-of-interests. Accordingly, the historical financial position and results of operations of Track, Global and Newsware have been combined for all periods presented.

     The Company maintains offices in the U.S. and Europe, with executive offices located at 56 Pine Street, New York, New York 10005 and at 95 Rockwell Place, Brooklyn, New York 11217. Its telephone number is 212-943-4555 or 718-522-7373.

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

- myTrack and myTrack Pro provide market data similar to MarkeTrack through the Internet to individual and professional users, respectively. myTrack provides delayed quotes on United States, Canadian and European stocks, options and futures exchanges free of charge or with real-time quotes in various pay plan packages. In addition to real-time quotes, myTrack users may subscribe to a wide variety of databases and news services that support specific investment needs. Online trading is offered through the myTrack service.

- Dial/Data provides electronic access to daily and historical price data on worldwide exchanges, primarily to individual investors who do not need real-time information.

- NewsWatch provides a consolidated feed of multiple news sources on a real-time basis that affords users the benefit of knowing and reacting quickly to events that may affect them in their business or investments.

- AIQ Systems develops and markets PC-based financial investment software for individual and professional users.

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

     The service provides investment professionals the ability to easily and rapidly analyze, on a single service terminal, large volumes of real-time prices, third party databases, historical information and news services to support split second trading decisions. It runs under Windows NT, DOS and UNIX operating systems on a wide variety of personal computer and workstation platforms.

     Pricing and Customers. Customers are charged a monthly service fee and a communications or location charge which varies typically with the location and size of the customer's installation. Service charges vary with the number and types of functions to which an individual subscribes, and are typically between $250 and $600 per month per user. Typically subscribers who execute a subscriber agreement contract that specifies both term and quantity of users may receive pricing discounts for multi-year contracts. Such agreements allow subscribers to receive services at a known cost and ensure TDC of a recurring revenue stream into the future.

     MarkeTrack currently serves over 3,000 customers in trading and institutional investment management positions. Customers include floor traders, block traders, market makers, OTC traders, options specialists, head traders, arbitrageurs and hedge fund managers.

MYTRACK AND MYTRACK PRO

     myTrack is a fully integrated Internet-based online trading and market data system. myTrack has offered its software-based online trading system since its official launch in June 1999. Trading is offered at prices starting at $12.95 per trade. myTrack is delivered over the Internet powered by application-based software and a constant server connection similar to systems used by professionals, as compared to most of its competitors that provide their service over HTML website-based static pages. myTrack trading can also be accessed through its website, the Palm Pilot and certain cellular phones. Access through other wireless devices is being developed. myTrack is a software-based system that runs on Microsoft NT, Linux and Mac platforms. myTrack delivers free streaming delayed quotes and unlimited free real-time extended quotes, as well as breaking company news, a trade by trade log, charting for technical analysis and a proprietary library of intraday market statistics. For $19.98 per month plus exchange fees, users can subscribe to streaming real-time quotes. A menu of features, including Nasdaq Level II, is available separately or in value packages. myTrack Pro is delivered to the professional retail broker market through the Internet. It uses the myTrack platform and is tailored to the professional user.

     Pricing. Real-time quotes, news, charting and technical analysis are available in various pay packages from $19.95 per month plus exchange fees to $95.00 per month plus exchange fees, including Nasdaq Level II.

DIAL/DATA SERVICE

     Dial/Data is an Internet-based service that provides historical and end-of-day pricing data for U.S., Canadian and European exchange-traded equities and related instruments, futures, equity options, futures options, mutual funds, bonds, government issues, money markets and indexes. In addition, fundamental data is provided for equity issues such as splits, dividends, and earnings per share. News headlines and full text stories from some of TDC's news vendors can also be delivered to Dial/Data customers. Dial/Data is primarily marketed through independent software vendors who provide analytical and charting programs for analyzing financial information. The Company's AIQ division, Equis International, and other independent software vendors include Dial/Data access as an integral part of the software that they market. The Company encourages these vendors of charting software, through the payment of royalties, to make their software compatible with the Company's Dial/Data market information, and to advise customers by inserts and other means that they may select Dial/Data as their source of market information by contacting Dial/Data and entering into a month to month subscription agreement. During 1999, one of the vendors with a competing service discontinued referrals and other customers moved from this service to myTrack, resulting in a significant decline in Dial/Data subscribers. A customer that has subscribed to Dial/Data accesses the service directly using the vendor's software program through modems on their PC's and is billed for the Dial/Data service directly by the Company. Access to the Company's database is provided by using the Internet. Although the software can operate on real-time information, customers primarily apply their charting techniques to historical information and there is substantially less emphasis on up-to-the-minute information for this service than there is for other services provided by the Company.

     Pricing and Customers. Customers who subscribe to Dial/Data pay a flat monthly rate which ranges from $15 to $85 depending on the type of data received. At December 31, 1999, 1998 and 1997, there were approximately 14,000, 22,000 and 25,000 customers of the Dial/Data service, respectively. Customers pay for their services primarily by permitting the Company to charge their credit cards. Customers may terminate Dial/Data services at any time.

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

     In November 1998, AIQ's TradingExpert Pro version 5.0 was introduced to the marketplace combining its new Expert Design Studio which gives investors the design and testing tools required to uncover profitable trading systems with myTrack's delayed and realtime quotes and news and Dial/Data's historical and end of day data. In addition, the 32-bit TradingExpert Pro contains state-of-the-art charting, industry group analysis, market timing, reports and screening, and portfolio management. AIQ offers this package for monthly fees starting at $59 for delayed quotes and $79 plus exchange fees for real-time quotes.

     In November 1999, AIQ's OptionExpert was introduced. OptionExpert is an option data and evaluation system that uses the Internet to deliver real-time option chains, data and analysis. OptionExpert is offered in conjunction with myTrack's Internet-based online trading and market data system. OptionExpert delivers the tools necessary to identify, analyze, and track profitable options strategies. OptionExpert can be used as a stand-alone program, or combined with AIQ's award winning TradingExpert. AIQ is offering OptionExpert bundled with myTrack for monthly fees starting at $59 plus exchange fees for real-time data. Separately, OptionExpert is $39 per month. All packages include unlimited historical data and news.

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

     These services, as well as the NewsWatch service, are marketed primarily through a dedicated sales force, including 12 full-time regional sales persons in the U.S. and an international sales staff of 4 full-time sales persons. All services and new business are sold directly, often as a result of on-site presentations and service demonstrations.

     In addition to its dedicated sales force, TDC maintains relationships with a number of brokerage firms which actively sell TDC's services to the money management side of the industry for "soft dollars." In a soft dollar arrangement the brokerage firm pays TDC in cash for services delivered to the money managers. These brokerage firms are typically also customers of TDC.

     TDC has ongoing advertising, direct mail, and public relations programs to promote product recognition and educate potential new customers in its targeted markets. In addition, the services are exhibited at major industry trade shows each year.

     myTrack's Internet-based online trading and market data system is highly dependent on media advertising, including television campaigns with CNBC and CNNfn and radio, as well as print ads in newspapers and magazines to attract new customers. The Company also advertises online with other financial oriented Internet websites. myTrack also markets its services through direct mail and telemarketing.

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

     MarkeTrack, NewsWatch, MarkeTrack 98, myTrack, myTrack Pro and Dial/Data are registered service marks owned by the Company. AIQ has registered trademarks for StockExpert, MarketExpert, OptionExpert and TradingExpert, as well as Opening Bell for its newsletter.

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

     The Company's myTrack online trading service competes with services offered by online brokers. The market for brokerage services is rapidly evolving and intensively competitive. The Company expects competition to continue and intensify in the future. The Company faces direct competition from other discount brokerage firms, many of which provide touch-tone telephone and online brokerage services but do not maintain significant branch networks. The Company also encounters competition from established full commission brokerage firms whose pricing and Internet strategies are continuing to evolve and who could elect to market the same types of services offered by the Company. In addition, the Company competes with financial institutions, mutual fund sponsors and other organizations, some of which provide (or may in the future provide) electronic and other discount brokerage services.

     The Company believes its competition consists of large and small brokerage firms, utilizing the Internet to transact retail brokerage business. Among these competitors are E*Trade Group, Inc., Charles Schwab & Co., Inc., Quick & Reilly, Inc., Waterhouse Securities, Inc., Fidelity Brokerage Services, Inc. and Datek Securities Corp. The Company also faces competition for customers from full commission brokerage firms, including Morgan Stanley Dean Witter & Co., Paine Webber Incorporated and Salomon Smith Barney, as well as financial institutions and mutual funds.

     myTrack's market data service competes with many providers of financial information over the Internet. It competes on quality and reliability, as well as speed and price. Principal competitors to myTrack are Signal, DTN, PC Quote, AT Financial, as well as many other Internet providers of financial information.

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

     Competitors of AIQ include Equis International (MetaStock), Omega Research (SuperCharts), Windows on Wall Street, and many others. Generally, these competitors' products can be classified as "charting" packages. They concentrate their resources on general charting (graphical) and stock market back-testing capabilities, rather than the pre-programmed market analysis offered by the AIQ products. Due to this approach, which tends to be less support intensive, they compete at a lower price range of between $250 and $450 per unit, as compared to AIQ Systems which sells its most popular software product, "TradingExpert," for $695. AIQ's TradingExpert Pro competes with Omega's TradeStation and MetaStock Professional.

RESEARCH AND DEVELOPMENT

     Expenditures for research and development incurred primarily to establish technological feasibility of a product or for product enhancement were $364,000, $356,000 and $392,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

EMPLOYEES

     The Company employed approximately 300 persons on a full time basis as of December 31, 1999. The Company believes that its relationship with its employees is satisfactory.

ITEM 2. PROPERTIES

     The Company's corporate headquarters are located at 56 Pine Street, New York, New York. The Company maintains office space and data centers at locations in New York, NY, Brooklyn, NY and Chicago, IL. The Brooklyn, NY location is leased from a family partnership controlled by the Company's Chairman and Chief Executive Officer. The annual rental of approximately 36,000 square feet is approximately $540,000. The lease expires in April, 2000. The Company believes that the terms of this lease are at least as favorable to it as terms which it would have obtained in a comparable transaction with unaffiliated persons.

     The Company leased its New York, NY property from another family partnership until the sale of that property in February 1998. The Company currently leases this property comprising 16,800 square feet from an unaffiliated third party through February 2005 with base rent of $250,000, subject to annual increases of 2.5% plus payment for electric and a share of increases in taxes.

     The Company's offices in Chicago, IL, Los Angeles, CA, San Francisco, CA, Boston, MA, Incline Village, NV, Philadelphia, PA, Dallas, TX, Minneapolis, MN, Boca Raton, FL and Toronto and Montreal, Canada with aggregate annual rentals of $512,000 expire at various dates through 2004. The Company also maintains a full service office in London, England under a lease for annual rentals of $72,000 expiring in 2004.

     The Company's facilities are fully utilized and are suitable and adequate for their purpose.

ITEM 3. LEGAL PROCEEDINGS

     There is no material litigation pending to which the Company is a party or of which any of its property is the subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its Annual Meeting on October 21, 1999. The results of matters voted at that Meeting were reported in Part II, Item 4 of the Company's Form 10-Q for the period ended September 30, 1999.

PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is quoted on the Nasdaq National Market System under the symbol "TRAC." On February 29, 2000, there were 207 stockholders of record of the Company's Common Stock based on information provided by the Company's transfer agent. Virtually all of the Company's publicly held shares are held in "street name" and the Company believes the actual number of beneficial holders of its Common Stock to be approximately 8,000.

     The following table sets forth the high and low sales prices for the Company's Common Stock as reported on Nasdaq NMS. The prices give retroactive effect to two-for-one stock splits paid on November 17, 1999 and December 29, 1999.





                     COMMON STOCK
                      -----------
                      SALE PRICE
                      ----------

                    HIGH      LOW
                    ----      ---
  1998
  ----
First Quarter        7/16        5/16
Second Quarter      2--19/32     11/32
Third Quarter       1--3/16       1/2
Fourth Quarter      2--29/32     19/32

  1999
  ----
First Quarter        3--3/4     1--3/8
Second Quarter       8--1/8    2--25/64
Third Quarter        3--1/32    2--1/8
Fourth Quarter         12      1--19/32




Dividends

     The Company has never paid cash dividends on its Common Stock and does not anticipate that it will do so in the foreseeable future. The future payment of dividends, if any, on the Common Stock is within the discretion of the Board of Directors and will depend on the Company's earnings, its capital requirements and financial condition and other relevant factors. Prior to the Merger, Track paid dividends to its sole stockholder. On October 31, 1999 and December 13, 1999, the Company declared two-for-one stock splits in the form of stock dividends payable on November 17, 1999 and December 29, 1999 to stockholders of record on November 10, 1999 and December 22, 1999, respectively.

ITEM 6. SELECTED FINANCIAL DATA






YEAR ENDED DECEMBER 31,                1999      1998     1997      1996      1995
                                           (In thousands, except per share data)

SERVICE FEES AND REVENUE              $46,620   $46,473  $47,631   $48,031   $45,162
                                      -------   -------  -------   -------   -------

COSTS AND EXPENSES:
     Direct operating costs            26,989    26,466   25,629    26,283    25,409
     Selling and administrative
       expenses                        19,290    18,147   18,676    19,600    22,143
     Marketing and advertising          5,684     1,302      734       930      ,130
     Deferred compensation expense       -         -        -          295     2,946
     Other income                        (350)     -        -         (288)     (468)
     Interest expense (net of
        interest income)                  270       508      719     1,008       950
                                      -------   -------  -------  --------  --------

                    Total              51,883    46,423   45,758    47,828    52,110
                                      --------  -------  --------  --------  --------

(LOSS) INCOME  BEFORE EQUITY IN
   NET INCOME (LOSS)
     OF AFFILIATE AND
       INCOME TAXES                    (5,263)       50    1,873       203    (6,948)

EQUITY IN NET INCOME (LOSS) OF
      AFFILIATE                           275       326   (1,146)     (184)      422
                                     --------   -------  -------  --------  --------

(LOSS) INCOME  BEFORE INCOME TAXES
     (BENEFIT)                         (4,988)      376      727        19    (6,526)

INCOME TAXES (BENEFIT)                     60       158      299       526      (708)
                                     --------   -------  -------  --------  --------

NET (LOSS) INCOME                     $(5,048)  $   218  $   428   $  (507)  $(5,818)
                                     ========   =======  =======  ========  ========

BASIC AND DILUTED NET (LOSS)
  INCOME PER SHARE                    $ (.082)  $  .004  $  .007   $ (.009)  $ (.105)
                                     ========   =======  =======  ========  ========

WEIGHTED AVERAGE SHARES
   OUTSTANDING                         61,229    58,224   58,220    58,488    55,644
                                     ========   =======  =======  ========  ========



DECEMBER 31,                          1999      1998      1997      1996      1995
                                                     (In thousands)

TOTAL ASSETS                          $25,056   $18,591  $18,312   $20,679   $26,297
TOTAL LIABILITIES                      10,060     9,979   11,683    14,743    21,540
STOCKHOLDERS' EQUITY                   14,996     8,612    6,629     5,936     4,757





ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 1999 AND 1998

     Revenues for the year ended December 31, 1999 and 1998 were $46,620,000 and $46,473,000, respectively. The Company continues to grow its myTrack services, which represents approximately 13% of revenues in 1999 compared to 2% in 1998. Revenues from such services in the fourth quarter of 1999 were approximately 19% of total revenues. Total revenues have not grown as customers continue to transition from higher paying direct connect and dial-up services to lower paying Internet-based services. Until the Company obtains its own broker-dealer license, trading revenues include only revenues from the licensing of its trading system, rather than the full amount of commissions paid by customers.
If full commissions were recognized, total revenues would have been $2,408,000 greater and costs and expenses would have increased by a similar amount. The Company anticipates obtaining its own license in the second quarter of 2000.

     Direct operating costs were $26,989,000 for 1999 and $26,466,000 for the similar period in 1998. Direct operating costs as a percentage of revenues were 58% in 1999 and 57% in 1998. The percentage increase is due to the increased costs of Internet communication lines and additional server equipment. Direct operating costs include direct payroll, direct telecommunication costs, computer supplies, depreciation, equipment lease expense and the amortization of software development costs.

     Selling and administrative expenses were $19,290,000 and $18,147,000 in the 1999 and 1998 periods, respectively. Selling and administrative expenses as a percentage of revenues was 41% in 1999 and 39% in 1998. The dollar and percentage increase primarily reflects an increase in myTrack customer service and support expenditures. Selling expenses are expected to continue at increased levels in 2000 for increased customer service personnel.

     Marketing and advertising costs increased significantly in 1999 to $5,684,000 from $1,302,000 in 1998. Marketing costs in 1999 are net of $571,000 received from Track Securities, principally resulting from the increased trading volume in the fourth quarter, under a licensing agreement. These costs were incurred in connection with the Company's myTrack online trading (introduced in June 1999) and market data systems. The Company is currently spending approximately $1 million per month on marketing and advertising and expects to continue to spend at this rate or higher in the future.

     Net interest expense decreased to $270,000 in the 1999 period compared to $508,000 in 1998 due to decreased borrowings and increased interest income from higher invested balances.

     The equity in net income from an affiliate, Innodata Corporation, was $275,000 in 1999 and $326,000 in 1998.

     The Company has a valuation allowance of $4,615,000 as management believes it may not be able to realize all of its net operating loss carryforwards in the future. The establishment of a valuation allowance results in not recognizing tax benefits currently. However, in the event such benefits are realized or determined at a later date to be realizable, such future periods will benefit, net of amounts credited to paid-in capital, from such change and reflect greater income or a decreased loss.

     The Company realized a net loss of $5,048,000 in 1999 principally due to marketing and advertising of the Company's myTrack service, as compared to net income of $218,000 in 1998.

YEARS ENDED DECEMBER 31, 1998 AND 1997

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

     Selling and administrative expenses were $18,147,000 and $18,676,000 in the 1998 and 1997 periods, respectively. Selling and administrative expenses as a percentage of revenues was 39% in 1998 and 1997. The decrease primarily reflects reductions in communications and other office expenses.

     Marketing and advertising costs increased to $1,302,000 in 1998 from $734,000 in 1997 to promote the Company's introduction of its myTrack Internet-based market data system.

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

LIQUIDITY  AND  CAPITAL  RESOURCES

     During the year ended December 31, 1999, cash used in operating activities was $747,000 due to the loss incurred in that year compared to cash provided by operating activities of $2,287,000 in 1998. Cash flows used in investing activities was $1,116,000 and $360,000 for the years ended December 31, 1999 and 1998, respectively. The increase was principally due to an increase in leasehold improvements and furniture for additional office space for myTrack customer service, and no repayments of related party loans. Cash provided by financing activities was $6,647,000 in 1999 compared to cash used in financing activities of $1,599,000 in 1998. The increase in 1999 from 1998 is primarily due to proceeds from the issuance of common stock and exercise of stock options.

     The Company has a line of credit with a bank. The line is collateralized by the assets of the Company and is guaranteed by its principal stockholder. Interest is charged at 1.75% above the bank's prime rate and is due on demand. The Company may borrow up to 80% of eligible accounts receivable and is required to maintain a compensating balance of 10% of the outstanding loans. See Note F of Notes to Consolidated Financial Statements in Item 8. The line of credit is sufficient for the Company's cash requirements, however, the Company has spent and plans to spend substantial amounts for advertising its myTrack Internet-based online trading and market data system. The Company may seek additional financing for such efforts or dispose of certain of its marketable securities. There are no major capital expenditures anticipated beyond the normal replacement of equipment and additional equipment to meet customer requirements and additional office space for myTrack customer service.

INFLATION AND SEASONALITY

     To date, inflation has not had a significant impact on the Company's operations. The Company's revenues are not affected by seasonality.

     Disclosures in this Form 10-K contain certain forward-looking statements, including without limitation, statements concerning the Company's operations, economic performance and financial condition. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words "believe," "expect," "anticipate" and other similar expressions generally identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. These forward-looking statements are based largely on the Company's current expectations and are subject to a number of risks and uncertainties, including without limitation, changes in external market factors, changes in the Company's business or growth strategy or an inability to execute its strategy due to changes in its industry or the economy generally, the emergence of new or growing competitors, various other competitive factors and other risks and uncertainties indicated from time to time in the Company's filings with the Securities and Exchange Commission. Actual results could differ materially from the results referred to in the forward-looking statements. In light of these risks and uncertainties, there can be no assurance that the results referred to in the forward-looking statements contained in this Form 10-K will in fact occur.



ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to interest rate change market risk with respect to its credit facility with a financial institution which is priced based on the prime rate of interest. At December 31, 1999, $2,535,056 was outstanding under the credit facility. Changes in the prime interest rate during fiscal 2000 will have a positive or negative effect on the Company's interest expense. Such exposure will increase accordingly should the Company maintain higher levels of borrowing during 2000.

The Company has investments in marketable securities consisting principally of its investments in Innodata Corporation and Edgar Online, Inc., both publicly traded companies listed on Nasdaq. The market value of such securities is dependent on future market conditions for these companies over which the Company has little or no control.

 ITEM 8. FINANCIAL STATEMENTS

     INDEX TO FINANCIAL STATEMENTS


                 INDEX TO FINANCIAL STATEMENTS

                                                                       PAGE

TRACK DATA CORPORATION AND SUBSIDIARIES

Report of Independent Certified Public Accountants                        II-7

Consolidated Balance Sheets as of December 31, 1999 and 1998              II-8

Consolidated Statements of Operations for the three years ended           II-9
December 31, 1999, 1998 and 1997

Consolidated Statements of Stockholders' Equity and Comprehensive         II-10
Income (Loss) for the three years ended
  December 31, 1999, 1998 and 1997

Consolidated Statements of Cash Flows for the three years ended           II-11
December 31, 1999, 1998 and 1997

Notes to Consolidated Financial Statements                             II-12-22


INNODATA CORPORATION AND SUBSIDIARIES - SIGNIFICANT SUBSIDIARY

Report of Independent Certified Public Accountants                        II-23

Consolidated Balance Sheets as of December 31, 1999 and 1998              II-24

Consolidated Statements of Operations for the three years ended           II-25
December 31, 1999

Consolidated Statements of Stockholders' Equity for the three years       II-26
ended December 31, 1999

Consolidated Statements of Cash Flows for the three years ended           II-27
December 31, 1999

Notes to Consolidated Financial Statements                             II-28-38



               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors and Stockholders
Track Data Corporation


We have audited the accompanying consolidated balance sheets of Track Data Corporation and subsidiaries (the "Company") as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Track Data Corporation and subsidiaries as of December 31, 1999 and 1998, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.


Grant Thornton LLP
Melville, New York
February 25, 2000
                     TRACK DATA CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998





                                                  1999          1998
                                                  ----          ----
ASSETS

CASH AND EQUIVALENTS                          $  5,665,833   $   883,580

ACCOUNTS RECEIVABLE - net of allowance
  for doubtful accounts of
     $159,000 in 1999 and 1998                   1,541,217     1,916,036

MARKETABLE SECURITIES                            3,675,240          -

FIXED ASSETS - at cost (net of
   accumulated depreciation)                     6,680,952     7,907,694

SOFTWARE AND DATABASE COSTS- at cost
  (net of  accumulated amortization of
    $7,267,312 in 1999 and
       $6,929,144 in 1998)                         417,292       613,929

INVESTMENT IN AFFILIATE                          1,342,285     1,067,285

EXCESS OF COST OVER NET ASSETS ACQUIRED          2,747,523     3,030,068

NET DEFERRED INCOME TAX ASSETS                     450,000       450,000

OTHER ASSETS                                     2,536,119     2,722,428
                                              ------------   -----------
TOTAL                                         $ 25,056,461   $18,591,020
                                              ------------   -----------
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
     Accounts payable and accrued expenses    $  4,352,959   $ 3,871,702
     Note payable - bank                         2,535,056     2,138,432
     Notes payable - other                         762,083       698,148
     Capital lease obligations                   2,006,094     2,952,177
     Other liabilities, including income taxes     403,459       318,598
                                              ------------    ----------
                    Total liabilities           10,059,651     9,979,057
                                              ------------   -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Common stock -
      $.01 par value; 300,000,000
           shares authorized; issued and
          outstanding - 63,070,056
           shares in 1999 and 59,185,604
              shares in 1998                       630,701       591,856
     Additional paid-in capital                 24,944,796    15,755,916
     Accumulated other comprehensive income      2,205,144          -
     Deficit                                   (12,783,831)   (7,735,809)
                                              ------------   -----------
          Total stockholders' equity            14,996,810     8,611,963
                                              ------------   -----------
TOTAL                                         $ 25,056,461   $18,591,020
                                              ============   ===========

       See notes to consolidated financial statements







                     TRACK DATA CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997





                                              1999         1998         1997

SERVICE FEES AND REVENUE                  $46,620,367  $46,473,469  $47,630,842
                                          -----------  -----------  -----------
COSTS AND EXPENSES:
     Direct operating costs                26,989,354   26,466,143   25,628,664
     Selling and administrative expenses   19,290,029   18,147,324   18,676,033
     Marketing and advertising              5,684,066    1,302,112      733,936
     Gain on real property lease buyout      (350,000)        -            -
     Interest expense (net of interest
        income of $181,240, $33,355 and
        $41,630 in 1999, 1998
        and 1997,  respectively)              269,940      507,760      719,246
                                          -----------  -----------  -----------
                    Total                  51,883,389   46,423,339   45,757,879
                                          -----------  -----------  -----------
(LOSS) INCOME BEFORE EQUITY IN NET
   INCOME (LOSS) OF
    AFFILIATE AND INCOME TAXES             (5,263,022)      50,130    1,872,963

EQUITY IN NET INCOME (LOSS) OF
      AFFILIATE                               275,000      326,000   (1,146,000)
                                           ----------  -----------  -----------
(LOSS) INCOME BEFORE INCOME TAXES          (4,988,022)     376,130      726,963
                                          -----------  -----------  -----------
INCOME TAXES                                   60,000      157,958      299,433
                                          -----------  -----------  -----------
NET (LOSS) INCOME                         $(5,048,022) $   218,172  $   427,530
                                          ===========  ===========  ===========
BASIC AND DILUTED NET (LOSS)
INCOME  PER SHARE                              $(.082)       $.004        $.007
                                               ======        =====        =====
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                         61,229,000   58,224,000   58,220,000
                                          ===========  ===========  ===========

       See notes to consolidated financial statements




                     TRACK DATA CORPORATION AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
                  YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997





                                             ACCUMULATED
                                                OTHER                 COMPRE-
                                 ADDITIONAL    COMPRE-                HENSIVE
                       COMMON     PAID-IN      HENSIVE                INCOME
                       STOCK       CAPITAL     INCOME    DEFICIT      (LOSS)
                      -------      -------     ------    -------      -----

BALANCE,
 JANUARY 1, 1997    $591,304  $13,682,511  $  44,085  $ (8,381,511)

  Net income                                               427,530  $  427,530
  Contribution of
    loan payable to
    stockholder                 1,025,313
  Purchase and
    retirement of
    treasury
    stock            (18,944)    (719,769)
  Foreign currency
    translation
    adjustment                              (21,086)                   (21,086)
                                                                   -----------
  Comprehensive
    income                                                          $  406,444
                    --------   ----------   ---------  ----------  ===========
BALANCE,
 DECEMBER 31, 1997   572,360   13,988,055    22,999    (7,935,981)

  Net income                                              218,172  $   218,172
  Stock options
    exercised         36,120    2,346,009
  Purchase and
    retirement of
    treasury stock   (16,624)    (897,148)
  Tax effect of
    stock options
    exercised                     319,000
  Foreign currency
    translation
    adjustment                              (22,999)                   (22,999)
                                                                    ----------
  Comprehensive
       income                                                      $   195,173
                    --------   ----------   --------  ----------   ===========
BALANCE,
 DECEMBER 31, 1998   591,856   15,755,916      -       (7,735,809)

 Net loss                                              (5,048,022) $(5,048,022)
 Issuance of common
  stock in
  exchange for
  investment in Net
  Earnings Corp.       1,379      498,621
 Sale of common stock 19,333    5,181,925
 Issuance of common
  stock for services     335       93,415
 Issuance of options
  for services                    106,000
 Stock options and
  warrants exercised  17,873    1,861,863
 Purchase and
  retirement of
  treasury stock         (75)     (23,038)
 Tax effect of stock
  options exercised             1,470,094
 Unrealized gain on
  marketable
  securities -
  net of taxes                             2,205,144                 2,205,144
                                                                     ---------
 Comprehensive loss                                                $(2,842,878)
                                                                    ==========
                    --------  ----------  ---------- ------------
BALANCE,
 DECEMBER 31, 1999  $630,701  $24,944,796 $2,205,144 $(12,783,831)
                    ========  =========== ========== ============

       See notes to consolidated financial statements




                     TRACK DATA CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997





                                               1999          1998          1997

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net (loss) income                   $(5,048,022)  $   218,172   $   427,530
     Adjustments to reconcile net
      (loss)income to net
         cash (used in)
            provided by
              operating activities:
          Depreciation and amortization    3,650,263     3,743,908     3,656,987
          Services performed in exchange
            for common stock and options     199,750          -             -
          Equity in net (income)
                loss of affiliate           (275,000)     (326,000)    1,146,000
          Profit sharing and charitable
              contributions paid in stock       -             -          397,800
          Loss on contribution of
             stock of affiliate                 -             -          292,577
          Deferred taxes                        -          135,000      (265,000)
          Other                                  737       153,381        33,137
          Changes in operating assets
             and liabilities:
                Accounts receivable          374,819        39,106      (312,511)
                Other assets                (116,203)     (111,365)      227,967
                Accounts payable
                  and accrued expenses       481,257      (900,641)       33,598
                Other liabilities            (14,256)     (664,341)      469,998
                                            --------    ----------     ---------
             Net cash (used in)
               provided by
                 operating activities       (746,655)    2,287,220     6,108,083
                                           ---------    ----------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of fixed assets             (1,062,320)     (703,258)     (591,531)
     Proceeds from sales of fixed assets      51,535       154,684          -
     Payments from related parties              -          201,462        14,909
     Payments to related parties             (26,602)       (7,476)     (949,895)
     Payments (to) from others               (53,087)       (5,263)       48,167
     Purchase of marketable securities       (25,311)         -          (10,000)
                                           ---------    ----------    ----------
          Net cash used in
             investing activities         (1,115,785)     (359,851)   (1,488,350)
                                          ----------    ----------    ----------
CASH FLOWS FROM FINANCING
   ACTIVITIES:
     Payments under capital
       lease obligations                  (1,799,470)   (1,959,052)   (2,782,015)
     Net proceeds (payments) on note
         payable - bank                      396,624      (234,767)     (413,883)
     Net proceeds (payments) on notes
          payable - other                     65,117        32,144       (18,231)
     Net proceeds on loans from employee
        savings program                      110,438        32,482        66,991
     Payments of acquisition notes             -             -          (208,333)
     Proceeds from issuance of
        common stock                       5,201,258          -             -
     Proceeds from exercise of
       stock options                       2,696,059     1,443,706          -
     Purchase of treasury stock              (23,113)     (913,772)     (738,713)
                                           ---------      --------      ---------
             Net cash provided by
               (used in) financing
                   activities              6,646,913    (1,599,259)   (4,094,184)
                                          ----------    ----------    ----------
EFFECT OF EXCHANGE RATE DIFFERENCES
   ON CASH                                    (2,220)      (23,744)      (11,924)
                                          ----------     ----------    ----------
NET INCREASE IN CASH AND EQUIVALENTS       4,782,253       304,366       513,625
CASH AND EQUIVALENTS, BEGINNING OF YEAR      883,580       579,214        65,589
                                          ----------   -----------   -----------
CASH AND EQUIVALENTS, END OF YEAR        $ 5,665,833   $   883,580   $   579,214
                                         ===========   ===========   ===========
SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION:
     Cash paid for:   Interest           $   346,697   $   546,042   $   698,093
                      Income taxes            20,289       786,447        18,094

SUPPLEMENTAL SCHEDULE OF NONCASH
  INVESTING AND
     FINANCING ACTIVITIES:
     Equipment acquisitions
         financed by capital leases      $   853,387   $ 1,783,198   $ 1,717,311
     Exercise of stock options               122,412       938,423          -
     Issuance of common stock in
       exchange for investment in
         Net Earnings Corp.                  500,000          -             -

       See notes to consolidated financial statements







                     TRACK DATA CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

A. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION--Track Data Corporation and its subsidiaries (the "Company") operate in one business segment providing sophisticated market information and news services to the investment community and to corporate environments under continuing contracts, and lease dedicated communication lines to customers which link such customers to databases on a real-time basis. The Company also offers online trading through its myTrack Internet-based personal investment service. The Company, like other entities involved in businesses similar to leasing, uses a non-classified balance sheet because such presentation appropriately reflects the Company's operations. Its operating cycle is not the conventional one-year period.

On October 31, 1999 and December 13, 1999, the Company declared two-for-one stock splits in the form of stock dividends payable on November 17, 1999 and December 29, 1999 to stockholders of record on November 10, 1999 and December 22, 1999, respectively. The financial statements and notes thereto have been retroactively adjusted to reflect such stock splits.

Certain reclassifications of prior year amounts were made to conform to the 1999 presentation.

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

SOFTWARE AND DATABASE COSTS--Certain costs of internally developed software are capitalized and are amortized at the greater of the ratio that current gross revenues bear to the total of current and anticipated future gross revenues or the straight-line method, generally five years. Other software costs are amortized on a straight-line basis over their estimated useful lives, generally five years. Costs incurred for internal use software in the preliminary project stage and for application maintenance are expensed. Costs incurred for application development are capitalized. Most costs are incurred for upgrades and enhancements that are constantly upgraded and changed with useful lives of less than one year. Accordingly, these costs are expensed as incurred. No development costs have been capitalized during the three years ended December 31, 1999. Database costs are amortized on a straight-line basis over their estimated useful lives of ten years. Management assesses the recoverability of its software development and database costs based principally upon a comparison of the carrying value of the asset to the undiscounted expected future cash flows to be generated by the asset, plus estimated salvage value less any applicable costs. If management concludes that the asset is impaired, its carrying value is adjusted to its fair value.

EXCESS OF COST OVER NET ASSETS ACQUIRED--The excess of the purchase price of acquired businesses over the fair value of net assets on the dates of acquisition amounts to $2,747,523 and $3,030,068, net of accumulated amortization of $1,646,383 and $1,363,838 as of December 31, 1999 and 1998, respectively. The excess is being amortized on the straight-line basis over ten to fifteen years. Management assesses the recoverability of the remaining unamortized costs based principally upon a comparison of the carrying value of the asset to the undiscounted expected future cash flows to be generated by the asset. If management concludes that the asset is impaired, its carrying value is adjusted to its estimated fair value. In the fourth quarter of 1999, management determined that the remaining life of certain intangible assets should be reduced from 10 years to 5 years. The effect of this change in estimate is not material to the Company's results of operations.

REVENUE RECOGNITION--The Company recognizes revenue as services are performed. Billings in advance of services provided are recorded as unearned revenues. All other revenues collected in advance of services are deferred until services are rendered.

FOREIGN CURRENCY TRANSLATION--The Company has several divisions which operate in foreign countries for which the functional currency is not U.S. dollars. Balance sheet accounts are translated at the exchange rates in effect at December 31, 1999 and 1998, and the income statement accounts are translated at the weighted average rates prevailing during the years ended December 31, 1999, 1998 and 1997. Unrealized foreign exchange gains and losses resulting from this translation are insignificant.

INCOME TAXES--Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future. Such deferred income tax asset and liability computations are based on enacted tax laws and rates applicable to periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense (benefit) is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

INVESTMENT IN AFFILIATE--The Company's investment in Innodata Corporation ("Innodata"), a publicly traded company whose Chairman is also the Chairman of the Company, is accounted for using the equity method under which the Company's share of the affiliate's earnings (or losses) is included in its results of operations. Innodata is a global outsourcing provider of Internet and online digital content services.

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

RESEARCH AND DEVELOPMENT--The Company charges all costs incurred to establish the technological feasibility of a product or product enhancement to research and development expense. Research and development expenses were $364,000, $356,000 and $392,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

MARKETING AND ADVERTISING-- Marketing and advertising costs are charged to expense when incurred.

FAIR VALUE OF FINANCIAL INSTRUMENTS--The Company has estimated the fair value of financial instruments using available market information and other valuation methodologies in accordance with Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures About Fair Value of Financial Instruments." Management of the Company believes that the fair values of financial instruments, consisting of accounts receivable and payable, notes payable and capital lease obligations, approximate carrying value due to the short payment terms associated with its accounts receivable and payable and the interest rates associated with its notes payable and capital lease obligations.

COMPREHENSIVE INCOME (LOSS)--The Company reports comprehensive income (loss) in accordance with SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires foreign currency translation adjustments and unrealized gains and losses on available for sale securities to be included in accumulated other comprehensive income (loss).

EARNINGS (LOSS) PER SHARE--Basic earnings (loss) per share is based on the weighted average number of common shares outstanding without consideration of potential common stock. Diluted earnings (loss) per share is based on the weighted average number of common and potential dilutive common shares outstanding. In 1999, such result would be anti-dilutive. There was no affect on earnings per share in 1998 and 1997 as a result of potential dilution. See Notes L and M for options and warrants excluded from potential common shares since they would be anti-dilutive. The calculation takes into account the shares that may be issued upon exercise of stock options, reduced by the shares that may be repurchased with the funds received from the exercise, based on the average price during the year.

B. FIXED ASSETS

Fixed assets consist of the following at December 31, 1999 and 1998:





                                   1999         1998

Equipment                      $32,853,829  $32,013,293
Telephone system                   778,806      679,142
Furniture and fixtures           1,075,880      946,894
Transportation equipment            69,461       95,196
Leasehold improvements           2,169,135    1,948,073
                                 ---------   ----------
                                36,947,111   35,682,598
Less accumulated depreciation
     and amortization           30,266,159   27,774,904
                                ----------  -----------
Fixed assets - net             $ 6,680,952  $ 7,907,694
                               ===========  ===========




Equipment financed by capital leases has a net carrying value of $4,021,877 and $5,305,644 at December 31, 1999 and 1998, respectively. Depreciation and amortization expense (including assets held under capital leases) for the years ended December 31, 1999, 1998 and 1997 was $2,949,223, $3,112,806 and
$3,023,594, respectively.

C. MARKETABLE SECURITIES

The Company owns 810,572 shares of Edgar Online, Inc. ("EOL"), an Internet-based supplier of business, financial and competitive intelligence derived from U.S. Securities and Exchange Commission data. EOL completed a public offering of its common stock in May 1999. The Company classified a portion of its investment as available for sale securities in May 1999. The Company carries 498,000 shares of its investment (the portion eligible for sale within a year) at $3,675,240, the market value at December 31, 1999, and the remaining 312,572 shares are carried at cost of $10,000. The difference between the cost and fair market value ($2,205,144) of these securities, net of $1,470,096 in deferred taxes, is classified as a component of accumulated other comprehensive income included in stockholders' equity.

D. INVESTMENT IN AFFILIATE

As discussed in Note A, the Company has an equity interest in Innodata of 13%, 14% and 14% at December 31, 1999, 1998 and 1997, respectively, which is carried at the Company's equity in the underlying net assets.

Summarized information for Innodata is as follows:







                        1999         1998         1997

Total assets        $15,646,000  $10,596,000  $10,029,000
Total liabilities     3,994,000    3,110,000    4,775,000
Revenues             27,490,000   19,593,000   20,117,000
Net income (loss)     2,113,000    2,250,000   (4,200,000)




The Company's equity in the net income (loss) of Innodata for the years ended December 31, 1999, 1998 and 1997 was $275,000, $326,000 and $(1,146,000),
respectively. The Company owns 633,744 shares of Innodata which are traded on Nasdaq. The closing price on December 31, 1999 was $7.94 per share.

E. DUE FROM RELATED PARTIES

The amounts due from related parties of $25,422 at December 31, 1999, included in other assets, consisted of loans made to the Company's Chairman and entities controlled by him. Interest income recognized on amounts due from related parties was $0, $5,583 and $23,063 for the years ended December 31, 1999, 1998 and 1997, respectively.

F. NOTE PAYABLE - BANK

The note payable - bank bears interest at 1.75% above the bank's prime rate (10.5% at December 31, 1999) and is due on demand. The note is collateralized by substantially all of the Company's assets and is guaranteed by its principal stockholder. The Company may borrow up to 80% of eligible accounts receivable and is required to maintain a compensating cash balance of not less than 10% of the outstanding loan obligation. At December 31, 1999 and at times during the year, the Company did not meet these requirements. These requirements were waived by the bank for the year ended December 31, 1999.

G. NOTES PAYABLE - OTHER

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

The Company's revenues are derived from the following sources:





                                 1999         1998         1997
Institutional and corporate  $28,935,000  $29,647,000  $29,494,000
Individual                    17,685,000   16,826,000   18,137,000
                             -----------  -----------  -----------
                             $46,620,000  $46,473,000  $47,631,000
                             ===========  ===========  ===========




I.  INCOME  TAXES

The  components  of  the  provision  for  income  taxes  are  as  follows:





                               1999      1998       1997
Federal:
     Current                $ 5,000  $      -  $ 355,000
     Deferred                     -   115,000   (225,000)
                            -------  --------   ---------
     Total federal            5,000   115,000    130,000
                            -------   -------   --------

State and local:
     Current                 55,000    22,958    209,433
     Deferred                     -    20,000    (40,000)
                            -------   -------   --------
     Total state and local   55,000    42,958    169,433
                            -------  --------   --------
Provision for income taxes  $60,000  $157,958   $299,433
                            =======  ========   ========



Reconciliation of the U.S. statutory rate with the Company's effective tax rate is summarized as follows:





                                            1999         1998     1997
Federal statutory rate                     (34.0)%       34.0%    34.0%

State and local income taxes                (1.1)         7.5     15.4

Subchapter S losses not available
   to the Company                             -            -      14.2

Utilization of net operating loss
   carryforward/back                          -            -     (23.6)

Increase in valuation allowance             34.0           -        -

Other                                        (.1)         0.5      1.2
                                            ----         ----     ----
Effective rate                               1.2%        42.0%    41.2%
                                            ====         ====     ====
The components of the Company's net deferred taxes are as follows:

                                                         1999         1998
Deferred tax assets:
   Net operating loss carryforwards                  $ 5,787,000   $1,669,000
   Deferred compensation                                 995,000    1,354,000
   Excess of tax basis over book basis of investment        -          11,000
   Other (principally reserves for
      uncollectible accounts)                            250,000      206,000
                                                     -----------   ----------
                                                       7,032,000    3,240,000
   Less valuation allowance                            4,615,000    2,057,000
                                                     -----------    ---------
                                                       2,417,000    1,183,000
                                                     -----------   ----------
Deferred tax liabilities:
   Unrealized gain on marketable securities           (1,506,000)        -
   Excess of book basis over tax basis of
      investment                                         (92,000)        -
   Accelerated depreciation for tax                     (267,000)    (515,000)
   Amortization of software and
    database costs deducted for tax,
      not for financial reporting                       (102,000)    (218,000)
                                                     -----------   ----------
                                                      (1,967,000)    (733,000)
                                                     -----------   ----------
Net deferred tax asset                               $   450,000   $  450,000
                                                     ===========   ==========



The valuation allowance reduces total deferred tax assets to an amount management believes will likely be realized. That portion of the Company's deferred tax assets ($1,620,000) relating to tax benefits resulting from employee stock plans will be credited to paid in capital when realizable. At December 31, 1998, $426,000 of refundable income taxes is included in other assets. As of December 31, 1999, the Company has net operating loss carryforwards for Federal income tax purposes totaling approximately $14,467,000 which expire from 2010 to 2019. Certain of these net operating losses may be limited to annual use based on IRS regulations.

J. COMMITMENTS AND CONTINGENCIES

LEASES--The Company is obligated under various lease agreements covering office space and computer equipment. The lease agreements for office space contain escalation clauses based principally on increases in real estate taxes, building maintenance and utility costs. A summary of such commitments as of December 31, 1999 follows:






                                             OPERATING LEASES
YEAR ENDING                         OFFICE       COMPUTER               CAPITAL
DECEMBER 31,                        SPACE        EQUIPMENT   TOTAL       LEASES

2000                             $1,098,044  $  619,735  $1,717,779  $1,408,372
2001                                888,270     358,860   1,247,130     663,607
2002                                700,508     138,585     839,093     124,311
2003                                531,104       3,716     534,820
2004                                358,979           -     358,979
Thereafter                           70,625           -      70,625
                                 ----------  ----------  ----------   ---------
Total                            $3,647,530  $1,120,896  $4,768,426   2,196,290
                                 ==========  ==========  ==========
Less amounts representing
       interest                                                         190,196
                                                                      ---------
Capital lease obligations                                            $2,006,094
                                                                      =========




Rent expense for the years ended December 31, 1999, 1998 and 1997 amounted to $1,558,996, $1,620,855 and $1,609,920 for office space and $902,687, $983,829 and $1,570,977 for computer equipment, respectively.

The Company leased its office facilities in Brooklyn and Manhattan from limited partnerships owned by the Company's principal stockholder and members of his family. The Manhattan building was sold in 1998 and the property has since been leased from an unaffiliated third party. The Company also guarantees the partnership's mortgage on the Brooklyn premises, having an unpaid balance of $1,470,036 at December 31, 1999. Certain financial covenants required in the mortgage have not been met. The partnership and the Company intend to renegotiate the terms of the mortgage. The Company paid these partnerships aggregate rent of $525,000, $530,646 and $988,500 for the years ended December 31, 1999, 1998 and 1997, respectively. The Brooklyn lease provides for the Company to pay $540,000 per annum through April 2000.

SOFTWARE DEVELOPMENT AGREEMENT--In July 1998, the Company entered into a software development agreement with Third Millennium Technology, Inc. ("TMT"), a corporation controlled by a director of the Company. The agreement is for an initial period of two years and is renewable annually thereafter unless cancelled. In connection with the agreement, the Company granted TMT a five year option to purchase 120,000 shares of its common stock at $1.00 per share, exercisable 60,000 at the end of each of the first two anniversaries. The Company may terminate this agreement after two years by paying $40,000 plus continuation of fees provided in the contract for a third year. The Company has provided notice of such termination. The monthly fees paid to TMT consist of a declining scale fee per user of the Company's myTrack service and certain additional fees are payable in connection with revenues from online trading. Such fees amounted to $101,550 and $21,357 in 1999 and 1998, respectively.

BROKER-DEALER SERVICE AGREEMENT -- In April 1999, the Company began to offer online trading through its myTrack service utilizing Track Securities Corporation ("TSC") as its broker-dealer. TSC is a broker-dealer owned and operated by a director of the Company. The Company is licensing its myTrack trading system to a subsidiary of TSC. The Company is receiving $2.25 per trade pursuant to the agreement, which aggregated $590,000 in 1999. In addition, TSC pays a share of the marketing and advertising costs incurred by the Company, which aggregated $571,000 in 1999. At December 31, 1999, the amount due from TSC of $655,483 is included in other assets and was paid in January, 2000. Further, he has a five-year consulting agreement with the Company pursuant to which he is to be paid an annual fee of the greater of $50,000 or 5% of the after-tax earnings, if any, from trading activities. In 1999, the fee was $37,500. The Company intends to apply for a broker-dealer license and, upon obtaining such license, will terminate the relationship with TSC and transition the trading accounts from TSC to the Company's broker-dealer.

LITIGATION--The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the Company's financial statements.

K. DEFERRED COMPENSATION AND SAVINGS PLANS

The Company had a deferred compensation plan pursuant to which certain employees are entitled to payments after termination of their employment. The plan was based on these employees having phantom stock units prior to its public offering. In December 1995, the Board of Directors agreed to satisfy all obligations to participants under the phantom stock plan by committing to pay upon termination of employment 61,821 shares of Innodata common stock and 3,004,400 shares of the Company's common stock. These shares were placed in a trust as of March 31, 1996. In June 1998, the Board of Directors authorized the distribution of 297,352 shares of the Company's common stock to participants, 510,000 shares in February 1999 and 266,400 shares in June 1999.

In addition, the Company has an employee savings plan under which employees may make deposits to the savings plan and receive interest at the prime rate. Amounts due to employees under the plan aggregated $443,275 at December 31, 1999.

L. CAPITAL STOCK

COMMON STOCK--The Company's Board of Directors, with subsequent stockholder approval, increased the authorized shares of common stock of the Company from 30 million to 60 million in April, 1999; to 75 million in November, 1999; and to 300 million in January 2000. See Note A for two stock splits declared in 1999.

In June 1999, the Company issued 137,928 shares of its common stock valued at $500,000 to Net Earnings Corp., a privately held Internet-based provider to the individual and professional investment communities of future dates of public company earnings reports, dividends, conference calls, IPO/secondary offerings and other timing information, in exchange for a 10% ownership interest in Net Earnings. The investment is carried at cost and is included in other assets.

In July 1999, the Company sold pursuant to private placements 1,933,336 shares of its common stock and realized net proceeds, after expenses, of $5,201,258.
In connection with such sales, the Company also issued three-year warrants to purchase 603,332 shares of its common stock at $4.22 per share, of which 583,332 are outstanding at December 31, 1999.

In connection with the Company's initial public offering, the Company sold to the underwriter for nominal consideration the right to purchase up to 480,000 shares of common stock at $1.91 per share through August 9, 1999. Warrants to purchase 474,000 shares of common stock were exercised. The remaining 6,000 expired.

PREFERRED STOCK--The Company is authorized to issue up to 1,000,000 shares of $.01 par value preferred stock. The Board of Directors is authorized to fix the terms, rights, preferences and limitations of the preferred stock and to issue the preferred stock in series which differ as to their relative terms, rights, preferences and limitations. No preferred shares have been issued.

COMMON STOCK RESERVED--At December 31, 1999, the Company reserved for issuance 6,644,764 shares of its common stock as follows: (a) 6,061,432 shares pursuant to the Company's Stock Option Plans and options issued which were not granted under the plans; and (b) 583,332 shares issuable upon exercise of investors' and finders' warrants.

M. STOCK OPTIONS AND WARRANTS

STOCK OPTIONS--The Company adopted, with stockholder approval, the 1994, 1995, 1996 and 1998 Stock Option Plans (the "1994 Plan," "1995 Plan," "1995 DD Plan," "1996 Plan" and the "1998 Plan") which provide for the granting of options to purchase not more than an aggregate of 1,200,000, 2,000,000, 200,000, 3,200,000 and 3,200,000 shares of common stock, respectively, subject to adjustment under certain circumstances. Such options may be incentive stock options ("ISOs") within the meaning of the Internal Revenue Code of 1986, as amended, or options that do not qualify as ISOs ("Non-Qualified Options").

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

The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock Based Compensation." Accordingly, no compensation expense has been recognized for stock options granted to employees. Had compensation cost for the Company's stock option grants been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company's net income (loss) and income (loss) per share, both basic and diluted, would have been changed to the pro forma amounts as follows: net loss would have been $(5,527,000) or $(.09) per share, in 1999, net income would have been $115,000, or $.002 per share, in 1998, and net income would have been $277,000, or $.005 per share, in 1997. The fair value of options at date of grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions: an expected life of two and one-half years in 1999, three years in 1998 and four years in 1997; risk free interest rate of 6% in 1999, 5.6% in 1998 and 6.4% in 1997; expected volatility of 107% in 1999, 80%
in 1998 and 25% in 1997; and a zero dividend yield. The effects of applying SFAS No. 123 in this proforma disclosure are not indicative of future results.






                                                                        WEIGHTED
                                                                         AVERAGE
          PER SHARE            REMAINING   WEIGHTED            WEIGHTED    FAIR
           RANGE OF           CONTRACTUAL  AVERAGE     NUMBER   AVERAGE   VALUE
          EXERCISE   NUMBER      LIFE      EXERCISE    EXERCIS- EXERCISE DATE OF
           PRICES  OUTSTANDING  (YEARS)     PRICE       ABLE     PRICE    GRANT
          -------  -----------   -----     ------      ------ ---------  -------

Balance
 1/1/97   $ .38- .75  3,584,600    3        $ .59     2,457,244  $ .61
          $1.25-1.50    540,000    2        $1.27       286,664  $1.29
                      ---------                       ---------
                      4,124,600                       2,743,908
                                                      =========

Canceled  $ .50- .75   (398,400)   4        $ .55
Granted   $ .50         970,000    5        $ .50                         $ .13
                      ---------

Balance
 12/31/97 $ .38- .75  4,156,200    3        $ .57      3,106,864  $ .60
          $1.25-1.50    540,000    2        $1.28        453,328  $1.29
                      ---------                        ---------
                      4,696,200                        3,560,192
                                                       =========

Canceled  $ .50- .75    (56,300)   2        $ .58
Exercised $ .38-1.26 (3,609,096)   2        $ .66
Granted   $ .75-1.25  1,599,000    4        $ .77                         $ .18
                      ---------
Balance
 12/31/98 $ .38- .75  2,391,088    4        $ .67        811,416  $  .55
          $1.00-1.50    238,716    2        $1.25        132,716  $ 1.34
                      ---------                          -------
                      2,629,804                          944,132
                                                         =======

Canceled  $ .50-3.50    (32,200)   2        $1.62
Exercised $ .50-1.50  1,262,472)   3        $ .71
Granted   $1.50-7.00  1,778,700    4        $2.65                          $1.48
                      ---------
Balance
 12/31/99 $ .38- .75  1,243,332    3        $ .69        827,332   $ .65
          $1.00-1.75    734,000    2        $1.48        101,000   $1.36
          $2.50-7.00  1,136,500    4        $3.27         60,000   $3.09
                      ---------                          -------
                      3,113,832                          988,332
                      =========                          =======




The options have a term of five years. The above table includes options to purchase 86,672 shares which were not granted pursuant to any plan, but contain the same conditions as those provided in the Plans. Amounts due from the exercise of options in December 1999 and 1998 in the amount of $122,412 and $938,423, respectively, included in other assets, were received in January 2000 and January 1999, respectively.

N. RETIREMENT PLAN

The Company has a profit sharing plan which qualifies under Section 401(k) of the Internal Revenue Code. The plan covers substantially all employees who have completed six months of service. Company contributions to the plan are discretionary and vest at a rate of 20% after three years of service, and 20% each year thereafter until employees are fully vested after 7 years. Contributions to the plan for the years ended December 31, 1999, 1998 and 1997 were $46,084, $35,945 and $54,468, respectively.

O. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)





                                              FIRST  SECOND    THIRD     FOURTH
                                            QUARTER  QUARTER  QUARTER   QUARTER
                                              (in thousands, except per share)
1999

Revenues                                    $11,656   $11,662 $11,518   $11,784
Net loss                                        (35)     (686) (2,340)   (1,987)
Basic and diluted net loss per share         $(.001)   $(.011) $(.038)   $(.032)

1998

Revenues                                    $11,816   $11,454 $11,611  $11,592
Net income (loss)                               226        41      (3)     (46)
Basic and diluted income (loss) per share     $.004     $.001   $.000   $(.001)

1997

Revenues                                    $11,918   $11,894 $11,763   $12,056
Net income (loss)                               177      (344)      9       586
Basic and diluted income (loss) per share     $.003    $(.006)  $.000     $.010






P. SUBSEQUENT EVENTS

In January 2000, the Company agreed to acquire approximately 10% of MainStreetIPO.com ("MS") in exchange for up to 375,000 shares of the Company's common stock. The companies also agreed to market their services to their respective members. MS is a privately held company based in New Jersey that has agreed to merge with Dialysis Corporation of America, a publicly traded company. MS has established a website on which corporations may conduct IPOs by direct or underwritten sale to MS members in a Dutch-auction process. Bids submitted by interested investors will determine IPO pricing. To date, no such offerings have occurred on the website. The closing of the Company's transaction with MS is subject to customary terms and conditions.

In January 2000, the Company agreed to acquire approximately 10% of FlexTrader.com ("FT") in exchange for up to 400,000 shares of the Company's common stock. The companies also agreed to market their services to their respective members. FT is a privately held company, based in New York City, that offers novice and experienced investors customized investment research
tools.    The closing, expected to occur in April, is subject to customary terms and conditions.

INDEPENDENT AUDITORS' REPORT



Board of Directors and Stockholders
Innodata Corporation
Hackensack, New Jersey


We have audited the accompanying consolidated balance sheets of Innodata Corporation and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Innodata Corporation and subsidiaries as of December 31, 1999 and 1998, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.



Grant Thornton LLP
New York, New York
March 2, 2000


                      INNODATA CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998





                                                    1999          1998
ASSETS

CURRENT ASSETS:
  Cash and equivalents                         $ 3,380,242   $ 3,535,533
  Accounts receivable-net of allowance
    for doubtful accounts
     of $580,000 in 1999 and
        $425,000 in 1998                         5,247,428     2,943,422
  Prepaid expenses and other current assets        396,743       555,127
  Deferred income taxes                            540,000       376,000
                                                ----------    ----------

               Total current assets              9,564,413     7,410,082

FIXED ASSETS-Net                                 4,891,992     2,669,892

OTHER ASSETS                                     1,189,472       515,534
                                                ----------  ------------

TOTAL                                          $15,645,877   $10,595,508
                                               ===========  ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt            $    19,629   $    56,718
  Accounts payable and accrued expenses          1,553,585     1,295,347
  Accrued salaries and wages                     1,529,753       849,608
  Income and other taxes                           495,628       459,308
                                                ----------  ------------

               Total current liabilities         3,598,595     2,660,981
                                               -----------  ------------

LONG-TERM DEBT, less current portion                 5,188        24,089
                                              ------------  ------------

DEFERRED INCOME TAXES                              390,000       425,000
                                              ------------  ------------

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value-authorized
    20,000,000 shares; issued 5,133,943
    shares in 1999 and 4,585,206 shares
    in 1998                                         51,339        45,852
  Additional paid-in capital                    10,908,538     8,860,093
  Retained earnings (deficit)                      913,186    (1,199,538)
                                              ------------  ------------

                                                11,873,063     7,706,407
  Less: treasury stock -
    at cost; 144,249 shares                       (220,969)     (220,969)
                                               -----------  ------------

          Total stockholders' equity            11,652,094     7,485,438
                                              ------------  ------------

TOTAL                                          $15,645,877   $10,595,508
                                               ===========  ============

See notes to consolidated financial statements






                      INNODATA CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997





                                       1999          1998          1997
                                   ------------  ------------  ------------

REVENUES                             $27,490,138   $19,593,353   $20,116,935
                                    ------------  ------------  ------------

OPERATING COSTS AND EXPENSES
     Direct operating costs           17,853,702    13,068,660    16,007,051
     Selling and administrative
         expenses                      6,783,313     4,982,127     5,283,891
     Restructuring costs, impairment
         of assets and other                -         133,141     1,500,000
     (Gain) loss on foreign currency
         contracts                          -         (487,458)    1,400,000
     Interest expense                     10,542        77,594        85,595
     Interest income                    (111,143)      (98,391)      (59,384)
                                     ------------  ------------  ------------

                    Total             24,536,414    17,675,673    24,217,153
                                    ------------  ------------  ------------

INCOME (LOSS) BEFORE PROVISION
     FOR INCOME TAXES (BENEFIT)        2,953,724     1,917,680    (4,100,218)

PROVISION FOR INCOME TAXES (BENEFIT)     841,000      (332,000)      100,000
                                     ------------  ------------  -----------

NET INCOME (LOSS)                     $ 2,112,724   $ 2,249,680   $(4,200,218)
                                      ============  ===========   ===========

BASIC INCOME (LOSS                          $0.45         $0.51        $(0.93)
                                            =====         =====        ======

DILUTED INCOME (LOSS) PER SHARE             $0.40         $0.50        $(0.93)
                                            ======         =====        ======

See notes to consolidated financial statements




                      INNODATA CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997




                                  ADDITIONAL   RETAINED
               COMMON    STOCK     PAID-IN     EARNINGS   TREASURY
              SHARES     AMOUNT    CAPITAL     (DEFICIT)    STOCK       TOTAL
               ------     ------    -------     ---------  --------      -----

January
 1, 1997      4,565,208  $ 45,652 $8,824,696    $751,000 $(143,877)  $9,477,471

 Net loss          -         -          -     (4,200,218)     -      (4,200,218)

 Warrant
  costs for
  consulting
  arrangement       -        -       15,600        -         -          15,600

 Purchase of
  treasury
  stock             -        -          -           -      (38,720)     (38,720)
             ----------  -------- ----------  ---------- ---------    ---------

December
 31, 1997     4,565,208    45,652  8,840,296  (3,449,218) (182,597)   5,254,133

  Net income       -         -          -      2,249,680      -       2,249,680

 Issuance of
  common
  stock
  upon
  exercise
  of stock
  options        19,998       200     19,797       -          -          19,997

  Purchase of
    treasury
    stock           -        -          -           -       (38,372)     (38,372)
               ----------   ------  --------- -----------  --------    ---------

December
  31, 1998    4,585,206    45,852  8,860,093  (1,199,538)  (220,969)   7,485,438

  Net income       -         -         -       2,112,724      -       2,112,724

 Issuance of
  common
  stock
  upon
  exercise
  of stock
  options       513,739     5,137     908,324        -        -         913,461

 Issuance of
  common stock
   for software
     development 34,998       350      68,246        -        -          68,596

  Income tax
   benefit
   from exercise
   of stock
   options         -         -      1,071,875        -        -       1,071,875
              ----------    ------ ----------  ---------- ---------  ----------

December
 31, 1999     $5,133,943  $51,339 $10,908,538   $913,186 $(220,969) $11,652,094
              ==========  ======= ===========   ======== =========  ===========

See notes to consolidated financial statements





                      INNODATA CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997





                                       1999          1998          1997
                                       ----          ----          ----

OPERATING ACTIVITIES:
  Net income (loss)                  $2,112,724   $2,249,680  $(4,200,218)
  Adjustments to reconcile
   net income (loss) to net
   cash provided by
   operating activities:
    Depreciation and amortization     1,797,031    1,322,721    1,321,555
  Tax benefit from exercise
     of options                       1,071,875         -            -
  Restructuring costs, impairment
     of assets and other                   -         133,141    1,500,000
  Loss (gain) on disposal
    of fixed assets                      71,630      (74,399)        -
  (Gain) loss on foreign
    currency contracts                     -        (487,458)   1,400,000
  Deferred income taxes                (199,000)    (482,000)     400,000
  Changes in operating
   assets and liabilities:
      Accounts receivable            (2,304,006)     419,834      529,363
      Prepaid expenses and
      other current assets             (326,131)     120,459      304,924
      Other assets                      (73,565)      23,660     (116,769)
  Accounts payable and
      accrued expenses                  258,238      (76,805)    (104,330)
  Liability for foreign
      currency contracts                   -        (912,542)        -
      Accrued salaries and wages        680,145      208,422       15,707
  Income and other
      taxes payable                    (210,855)     102,300       78,439
                                   ------------   ----------   ----------

     Net cash provided by
       operating activities           2,878,086    2,547,013    1,128,671
                                   ------------   ----------   ----------

INVESTING ACTIVITIES:
  Expenditures for fixed assets      (3,890,848)  (1,024,622)  (1,015,088)
  Proceeds from disposal of
   fixed assets                            -         182,912         -
                                    -----------   ----------  -----------

  Net cash used in
    investing activities             (3,890,848)    (841,710)  (1,015,088)
                                      ---------    ---------   ----------

FINANCING ACTIVITIES:
  Proceeds from borrowings                 -           -          577,000
  Payments of borrowings                (55,990)    (121,247)    (779,204)
  Proceeds from exercise of
    stock options                       913,461       19,997         -
  Purchase of treasury stock               -         (38,372)     (38,720)
                                    -----------    ---------   ----------
    Net cash provided by
     (used in) financing activities     857,471     (139,622)    (240,924)
                                     ----------    ----------   ---------

(DECREASE) INCREASE IN CASH AND
    EQUIVALENTS                        (155,291)   1,565,681     (127,341)
CASH AND EQUIVALENTS, BEGINNING
    OF YEAR                           3,535,533    1,969,852    2,097,193
                                     ----------   ----------  -----------

CASH AND EQUIVALENTS, END OF YEAR    $ 3,380,242   $3,535,533  $ 1,969,852
                                     ===========   ==========  ===========
SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION
  Cash paid during the year for:
    Interest                         $    10,542    $  32,524    $  85,595
    Income taxes                     $   310,698    $    -       $    -

See notes to consolidated financial statements




                      INNODATA CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                  --------------------------------------------

1.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

     BUSINESS AND BASIS OF PRESENTATION - Innodata Corporation and subsidiaries (the "Company") is a leading provider of Internet and on-line data conversion, content architecture, and content management services, providing all the necessary steps to enable its customers to create and disseminate vast amounts of information both online and via the Internet. The Company's services are performed in production facilities located in the Philippines, Sri Lanka, India and the United States. The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All intercompany transactions and balances have been eliminated in consolidation.

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

     REVENUE RECOGNITION - Revenue is recognized in the period in which services are performed.

     FOREIGN CURRENCY - The functional currency for the Company's production operations located in the Philippines, India and Sri Lanka is U.S. dollars. As such, transactions denominated in Philippine pesos, Indian and Sri Lanka rupees were translated to U.S. dollars at rates which approximate those in effect on transaction dates. Monetary assets and liabilities denominated in foreign currencies at December 31, 1999 and 1998 were translated at the exchange rate in effect as of those dates. In 1997, the Company recognized a gain of $125,000 resulting from such foreign currency translation. Exchange gains and losses in 1999 and 1998 resulting from such transactions were immaterial.

     STATEMENT OF CASH FLOWS - For financial statement purposes (including cash flows), the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

     DEPRECIATION - Depreciation is provided on the straight-line method over the estimated useful lives of the related assets which are as follows:

                             ESTIMATED USEFUL
CATEGORY                           LIVES

Equipment                       3-5 years
Furniture and fixtures         5-10 years


     Leasehold improvements are amortized on the straight-line basis over the shorter of their estimated useful lives or the lives of the leases.

     INCOME TAXES - Deferred taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates, as well as any net operating loss or tax credit carryforwards expected to reduce taxes payable in future years.

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

     INCOME (LOSS) PER SHARE - Basic earnings (loss) per share is based on the weighted average number of common shares outstanding without consideration of potential common stock. Diluted earnings per share is based on the weighted average number of common and potential common shares outstanding. The calculation takes into account the shares that may be issued upon exercise of stock options, reduced by the shares that may be repurchased with the funds and tax benefits received from the exercise, based on average prices during the year.


2.     FIXED  ASSETS

     Fixed assets, stated at cost less accumulated depreciation and amortization, consist of the following:

DECEMBER 31,                       1999                1998

Equipment                      $9,522,707          $6,647,870
Furniture and fixtures            501,768             427,807
Leasehold improvements          1,045,865             678,557
                                ---------          ----------

          Total                11,070,340           7,754,234

Less accumulated depreciation
     and amortization           6,178,348           5,084,342
                               ----------         -----------

                               $4,891,992          $2,669,892
                               ==========          ===========

     As of December 31, 1999 and 1998, the net book value of fixed assets located at the Company's production facilities in the Philippines, India and Sri Lanka was approximately $4,217,000 and $1,553,000, respectively. In addition, equipment financed by capital leases has a net book value of $30,000 at December 31, 1999.

3.     INCOME  TAXES

     The significant components of the provision for (benefit from) income taxes are as follows:




                                                1999        1998        1997
Current income tax expense (benefit):
     Foreign                               $     -      $  50,000   $    -
     Federal                                  884,000      55,000    (300,000)
     State and local                          156,000      45,000        -
                                            ---------    --------  -----------
                                            1,040,000     150,000    (300,000)

Deferred income tax (benefit) expense        (199,000)   (482,000)    400,000
                                           ----------     -------     -------
Provision for (benefit from) income taxes   $ 841,000   $(332,000)  $ 100,000
                                           ==========   =========   =========


     During 1998 the Company utilized approximately $1,100,000 of net operating loss carryforwards, resulting in a tax benefit of $375,000.

     Reconciliation of the U.S. statutory rate with the Company's effective tax rate is summarized as follows:


                                                       1999    1998    1997

Federal statutory rate                                 34.0%   34.0%  (34.0)%

Effect of:
     Valuation allowance                                  -   (35.0)   34.0
     Utilization of net operating loss carryforwards
          not previously recognized                       -   (19.5)      -
     State income taxes (net of federal tax benefit)     .1     1.6       -
     Effect of foreign tax holiday                     (8.1)      -       -
     Foreign taxes                                        -     2.6       -
     Other                                              2.5    (1.0)    2.4
                                                       ----   -----     ---

Effective rate                                         28.5%  (17.3)%   2.4%
                                                       ====   =====     ===




     As of December 31, 1999 and 1998, the composition of the Company's net deferred taxes is as follows:





                                                 1999        1998

Deferred income tax assets:
     Allowances not currently deductible    $ 355,000   $ 266,000
     Expenses not deductible until paid        60,000      60,000
     Net operating loss carryforwards         225,000     150,000
                                             --------     -------
                                              640,000     476,000
     Less:  valuation allowance              (100,000)   (100,000)
                                             --------    --------
                                              540,000     376,000
                                             --------    --------

Deferred income tax liabilities:
     Foreign source income, not taxable
          unless repatriated                 (415,000)   (415,000)
     Depreciation and amortization             25,000     (10,000)
                                             --------    --------

                                             (390,000)   (425,000)
                                             --------    --------

Net deferred income tax asset /(liability)  $ 150,000   $ (49,000)
                                            =========   =========




     The valuation allowance reduces total deferred tax assets to an amount management believes will likely be realized. At December 31, 1999, the Company's net operating loss carryforward for federal income tax purposes of approximately $600,000 expires in 2019. These net operating losses may be limited to annual use based on IRS regulations.

4.     LONG-TERM  DEBT

     Long-term debt is as follows:





                                             1999     1998
Equipment leases, at 9.6% to 13.5%        $27,048  $88,581
Less: deferred interest                     2,231    7,774
                                          -------   ------

Total                                      24,817   80,807
Less: current portion of long-term debt    19,629   56,718
                                          -------  -------

Long-term debt                            $ 5,188  $24,089
                                          =======  =======





     Long term debt matures as follows: 2000 - $20,878; 2001 - $6,170.

5.     COMMITMENTS  AND  CONTINGENT  LIABILITIES

     LINE OF CREDIT - The Company has a line of credit with a bank in the amount of $2 million. The line is collateralized by accounts receivable. Interest is charged at 1/2% above the bank's prime rate and is due on demand. The line was unused at December 31, 1999.

     LEASES - The Company is obligated under various operating lease agreements for office and production space. The agreements contain escalation clauses and requirements that the Company pay taxes, insurance and maintenance costs. The lease agreements for production space in the Philippines, which expire through 2004, contain provisions pursuant to which the Company may cancel the leases at any time. The annual rental for the leased space in the Philippines is approximately $450,000. For the years ended December 31, 1999, 1998 and 1997, rent expense totaled approximately $850,000, $700,000 and $940,000, respectively.

     At December 31, 1999, future minimum annual rental commitments on non-cancellable leases are as follows:




   2000         $  538,000
   2001            541,000
   2002            468,000
   2003            293,000
   2004            293,000
   Thereafter    1,466,000
                 ---------
                $3,599,000
                ==========




        EMPLOYMENT AGREEMENTS -     The Company has a three-year employment
agreement through August 2000 with its President and CEO. He is currently paid at the rate of $270,000 per annum with any bonuses and future increases at the discretion of the Board of Directors. In addition, each December 31 during the term of the agreement he is to receive 31,000 options to purchase common stock of the Company at then prevailing market prices. In consideration of the signing of the agreement he was granted five year options as follows: 30,000 options at $1.00 per share; 49,998 at $1.67; 69,999 at $2.00; 90,000 at $2.33; and 99,999
at $5.17.  The options are presently exercisable.

     The Company has an employment agreement with its former President and CEO expiring September 30, 2000 that provides for a salary of $75,000 per annum. He serves as Vice Chairman of the Board and in executive capacities as designated by the CEO or the Board of Directors.

     LITIGATION - The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the Company's financial statements.

     FOREIGN CURRENCY - The Company's production facilities are located in the Philippines, India and Sri Lanka. To the extent that the currencies of these countries fluctuate, the Company is subject to risks of changing costs of production after pricing is established for certain customer projects, although most arrangements are at-will and can be terminated or renegotiated.

     OTHER COMMITMENTS - The Company has a collective bargaining agreement with certain employees at its Manila facility which provides for approximately 12% wage increases per annum plus one-half of any government mandated increases through March 31, 2001.

     PHILIPPINE PENSION REQUIREMENT - The Philippine government enacted legislation requiring businesses to provide a lump-sum pension payment to employees working at least five years and who are employed by the Company at age
60. Those eligible employees are to receive approximately 59% of one month's pay for each year of employment with the Company. The terms of the collective bargaining agreement provide benefits similar to the government. Based on actuarial assumptions and calculations in accordance with SFAS No. 87, "Employers' Accounting for Pensions," the liability for the future payment is insignificant at December 31, 1999. Under the legislation, the Company is not required to fund future costs, if any.

6.     CAPITAL STOCK

     COMMON STOCK - The Company's stockholders approved a one-for-three reverse stock split effective on March 25, 1998. On August 17, 1999, the Board of Directors declared a three-for-one stock split that was paid on September 9, 1999. All share and per share amounts have been restated to reflect such splits.

     PREFERRED STOCK - The Board of Directors is authorized to fix the terms, rights, preferences and limitations of the preferred stock and to issue the preferred stock in series which differ as to their relative terms, rights, preferences and limitations.

     COMMON STOCK RESERVED - At December 31, 1999, the Company reserved for issuance 2,541,329 shares of its common stock as follows: (a) 2,461,331 shares pursuant to the Company's Stock Option Plans (including 360,996 options issued to the Company's Chairman and its President which were not granted under the plans); and (b) 79,998 shares issuable upon exercise of warrants issued to consultants.

7.     STOCK OPTIONS AND WARRANTS

STOCK OPTIONS

     The Company adopted, with stockholder approval, 1993, 1994, 1995, 1996 and 1998 Stock Option Plans (the "1993 Plan," "1994 Plan," "1994 DD Plan," "1995 Plan," "1996 Plan" and the "1998 Plan") which provide for the granting of options to purchase not more than an aggregate of 262,500, 315,000, 52,500, 600,000, 499,998 and 900,000 shares of common stock, respectively, subject to adjustment under certain circumstances. Such options may be incentive stock options ("ISOs") within the meaning of the Internal Revenue Code of 1986, as amended, or options that do not qualify as ISOs ("Non-Qualified Options").

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

     The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock Based Compensation." Accordingly, no compensation expense has been recognized for stock options granted to employees. Had compensation cost for the Company's stock option grants been determined based on the fair value at the grant date for awards in 1999, 1998 and 1997 consistent with the provisions of SFAS No. 123, the Company's net income would have been $1,503,634 or $.32 per share, basic, and $.28 per share, diluted in 1999, $1,463,259, or $.33 per share, basic, and $.32 per share, diluted, in 1998, and net loss would have been $(4,359,807), or $(.97) per share, in 1997. The fair value of options at date of grant was estimated using the Black-Scholes pricing model with the following weighted average assumptions: expected life of four years; risk free interest rate of 5% in 1999 and 1998, and 6.4% in 1997; expected volatility of 107% in 1999 and 1998, and 40% in 1997; and a zero dividend yield. The effects of applying SFAS No. 123 in this disclosure are not indicative of future disclosures.




                                                                         Weighted
                                                                          Average
             Per                 Weighted                                  Fair
            Share                 Average   Weighted           Weighted   Value,
           Range of    Number   Remaining  Average   Number    Average    Date
           Exercise     Out-   Contractual Exercise  Exercis-  Exercise    of
            Prices    standing    Life      Price      able     Price     Grant
           -------   --------  -------    ------  ----------  -------   -------

Balance
 1/1/97   $2.31-3.25   416,151     3      $2.71     334,539    $2.96
          $3.38-5.95   452,649     3      $4.23     267,471    $4.39
                       -------                      -------
                       868,800                      602,010
                                                    =======

Canceled  $2.63-4.63  (146,649)
Granted   $1.00-2.00   300,000     5      $1.21                            $0.42
Granted   $3.00-7.00   259,998     5      $4.48                            $0.06
                      --------
Balance
 12/31/97 $1.00-3.25   738,576     4      $2.14     347,907    $2.72
          $3.38-7.00   543,573     3      $4.70     281,988    $4.32
                      --------                      -------
                      1,282,149                     629,895
                                                    =======

Canceled  $1.25-3.50  (484,098)
Canceled  $3.81-7.00  (487,629)
Granted   $1.00-2.13   528,897     5      $1.83                            $1.33
Granted
 and
 Repriced $1.67-2.88   801,780     2      $2.11                            $0.89
Granted
 and
 Repriced $5.50         99,999     3      $5.17                            $0.66
Exercised $1.00        (19,998)
                      --------

Balance
 12/31/98 $1.00-3.01 1,611,651     3      $1.89     292,488     $1.38
          $4.76-5.95   109,449     2      $5.23       9,450     $5.88
                     ---------                    ---------
                     1,721,100                      301,938
                                                   ========

Cancelled $1.00-2.27  (106,347)    3      $1.51
Granted   $2.67-8.00   312,300     5      $4.21                            $3.27
Exercised $1.00-3.01  (486,739)           $1.92
                     ---------

Balance
 12/31/99 $1.00-1.88   330,330     2      $1.36     330,330     $1.36
          $2.00-3.01   911,435     3      $2.33     514,235     $2.28
          $4.76-8.00   198,549     2      $6.47     109,449     $5.23
                      --------                     --------
                     1,440,314                      954,014
                     =========                     ========






WARRANTS
     In connection with consulting agreements, the Company issued warrants to purchase 79,998 shares at prices of $3.50 - 3.81 per share.

8.     SEGMENT REPORTING

     The Company's operations are classified in two business segments; Internet and on-line data conversion and content management services, and document imaging services.

     Internet and on-line data conversion and content management services provide all the necessary steps for product development and data conversion to enable its customers to create and disseminate vast amounts of information both on-line and via the Internet. Its customers represent an array of Internet content providers and major electronic publishers of legal, scientific, educational, and medical information, as well as document-intensive companies repurposing their proprietary information into electronic resources that can be referenced via web-centric applications.

     During 1998 and 1997, one customer that is comprised of twelve affiliated companies, accounted for 21% and 16% of the Company's Internet and on-line data conversion and content management service revenues, respectively. One other customer accounted for 17%, 13% and 10% of such revenues in 1999, 1998 and 1997, respectively. No other customer accounted for 10% or more of such revenues. Further, in 1999, 1998 and 1997, export revenues, all of which were derived from European customers, accounted for 21%, 22% and 24%, respectively, of such revenues. A significant amount of the Company's revenues are derived from customers in the publishing industry. Accordingly, the Company's accounts receivable generally include significant amounts due from such customers.

     The document imaging services segment provides high volume backfile and day-forward conversion of business documents, technical manuals, engineering drawings, aperture cards, roll film, and microfiche, providing high quality computer accessible images and indexing.

     During 1999, three customers accounted for 30%, 16% and 12%, respectively, of the Company's document imaging service revenues, respectively. During 1998 and 1997 one other customer accounted for 53% and 11% of such revenues, respectively. Another customer accounted for 10% of such revenues in 1997. No other customer accounted for 10% or more of such revenues.



                                   1999          1998          1997
Revenues
--------
Internet and on-line services    $26,459,447    $17,401,346  $18,032,232*
Document imaging services          1,030,691      2,192,007    2,084,703
                                  ----------     ----------   ----------

Total consolidated               $27,490,138    $19,593,353  $20,116,935
                                 ===========    ===========  ===========

*Includes $2,612,000 from journal and book pagination and medical transcription businesses that were discontinued in 1997.

Income (loss) before income taxes
---------------------------------
Internet and on-line services    $ 3,523,682    $ 3,151,928(a)  $(2,894,158)(c)
Document imaging services           (569,958)    (1,234,248)(b)  (1,206,060)(d)
                                  ----------    -----------     -----------

 Total consolidated              $ 2,953,724    $ 1,917,680     $(4,100,218)
                                 ===========    ===========      ==========

(a) Includes gain on foreign currency contracts and reversal of previously estimated liabilities of $736,000.
(b)  Includes  write  off  of  goodwill  of  $382,000.
(c) Includes loss on foreign currency contracts and restructuring costs of $2,107,000.
(d)  Includes  restructuring  costs  of  $793,000.




                                      1999         1998         1997
Total assets
-----------------------------
Internet and on-line services  $15,437,090  $ 9,520,116  $ 8,703,927
Document imaging services          208,787    1,075,392    1,325,320
                               -----------  -----------  -----------

Total consolidated             $15,645,877  $10,595,508  $10,029,247
                              ============  ===========  ===========
Capital expenditures
---------------------
Internet and on-line services  $ 3,881,870  $   980,218  $   907,535
Document imaging services            8,978       44,404      107,553
                               -----------  -----------  -----------

Total consolidated             $ 3,890,848  $ 1,024,622  $ 1,015,088
                               ===========  ===========  ===========

Depreciation and amortization
-----------------------------
Internet and on-line services  $ 1,660,801  $ 1,116,445  $ 1,048,875
Document imaging services          136,230      206,276      272,680
                               -----------  -----------   ----------

Total consolidated             $ 1,797,031  $ 1,322,721  $ 1,321,555
                               ===========  ===========  ===========



9.     INCOME  (LOSS)  PER  SHARE





                                               1999        1998         1997

Net income (loss)                           $2,112,724  $2,249,680  $(4,200,218)
                                            ==========  ==========  ===========
Weighted average common shares
   outstanding                               4,675,372   4,435,224    4,503,129
Dilutive effect of outstanding
   warrants and options                        648,066      94,173         -
                                             ---------   ---------    ---------
Adjusted for dilutive computation            5,323,438   4,529,397    4,503,129
                                             =========   =========    =========
Basic income (loss) per share                     $.45        $.51        $(.93)
                                                  ====        ====        =====
Diluted income (loss) per share                   $.40        $.50        $(.93)
                                                  ====        ====        =====



     Reference is made to Note 7 with respect to options and warrants that would have been dilutive in 1997 had there not been a loss in that year.


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


12.     QUARTERLY  RESULTS  OF  OPERATIONS  (UNAUDITED)





                          FIRST      SECOND      THIRD      FOURTH
                         QUARTER    QUARTER     QUARTER     QUARTER
                              (in thousands, except per share)
1997
Revenues                 $4,663     $5,357      $5,269     $4,828
Net loss                   (449)    (2,415)     (1,278)       (58)
Net loss per share        $(.10)    $ (.54)      $(.28)     $(.01)

1998
Revenues                 $4,600     $4,200     $5,309      $5,484
Net income                  414        636        469         731
Net income per share       $.09       $.14       $.11        $.17
Diluted net income
   per share               $.09       $.14       $.10        $.16

1999
Revenues                 $5,611     $7,026     $7,073      $7,780
Net income                  291        968        585         269
Net income per share       $.07       $.21       $.12        $.05
Diluted net income
   per share               $.06       $.18       $.11        $.05

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

OFFICERS AND DIRECTORS

     The officers and directors of the Company are as follows:






NAME                        AGE  POSITION
--------------------------  ---  --------------------------------------------------
Barry Hertz                  50  Chairman of the Board, Chief Executive Officer

Alan Schnelwar               60  Senior Vice President and Director

Martin Kaye                  52  Vice President - Finance, Chief Financial Officer,
                                   Secretary and Director

E. Bruce Fredrikson          62  Director

Morton Mackof                52  Director

Jack Spiegelman              61  Director

Stanley Stern                50  Director



     On March 31, 1996, Track Data Corporation ("Track") merged (the "Merger") into Global Market Information, Inc. ("Global"). Upon consummation of the Merger, the name Global was changed to Track Data Corporation ("TDC" or the "Company").

     BARRY HERTZ has served as the Company's Chairman and Chief Executive Officer since its inception. In April 1994 he was elected Secretary of the Company and served until August 1994. Mr. Hertz also founded Track in 1981. He was Track's sole owner and its Chief Executive Officer until its merger with Global. He holds a Masters degree in Computer Science from New York University
(1973) and a B.S. degree in Mathematics from Brooklyn College (1971). Mr. Hertz is also Chairman of Innodata Corporation ("Innodata"), a public company co-founded by Mr. Hertz, of which TDC is a principal stockholder, and which is a global outsourcing provider of Internet and on-line digital content services.

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

     MORTON MACKOF has been a Director of the Company since April 1994. He has been a senior negotiations executive for IBM, Global Services, a division of IBM since December 1998. He is also President and CEO of Third Millennium Technology Inc., a company involved in information technology consulting and software development. Mr. Mackof became President of the Company in March 1996 upon the Merger and resigned in November 1996. He was Executive Vice President of Track since February 1991 and was elected its President in December 1994. From 1986 to 1991, he was President of Medical Leasing of America, Inc. He holds a B.S. degree in electrical engineering from Rensselaer Polytechnic Institute
(1970) and did graduate work in computer science. He is also a director of Innodata.

     JACK SPIEGELMAN has been a Director of the Company since April 1996. Mr. Spiegelman has been President of Track Securities Corp. since December 1983. From February 1996 to June 1997, he was a Senior Vice President of J. W. Genesis Securities, Corp. and prior thereto for more than five years was a Senior Vice President of Fahnestock & Company, Inc. Mr. Spiegelman holds a B.A. in economics from Brooklyn College (1963).

     STANLEY STERN has been a Director of the Company since May 1999. He previously served as Director from April 1994 until his resignation in September 1997. He was chief operating officer of Track, and in predecessor positions, for more than five years. Since the Merger, he was Executive Vice President of TDC until his resignation in December 1996. Since January 1998, Mr. Stern has been Chief Operating Officer of Integrated Medical Technologies, Inc., an Internet-based provider of medical services information. Mr. Stern holds a B.B.A. from Baruch College (1973). He is also a director of Innodata.

     Directors are elected to serve until the next annual meeting of stockholders and until their successors are elected and qualified. Officers serve at the discretion of the Board. There are no family relationships among directors or officers.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

     The Company believes that during the period from January 1, 1999 through December 31, 1999 all Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were complied with.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth information with respect to compensation paid by the Company for services to it during the three fiscal years ended December 31, 1999 to the Company's Chief Executive Officer and to the executive officers whose aggregate cash and cash equivalent compensation exceeded $100,000.

                           SUMMARY COMPENSATION TABLE





                                                              NUMBER
                                                             OF STOCK
                       FISCAL    ANNUAL                       OPTIONS
NAME AND POSITION      YEAR      SALARY    BONUS    TOTAL     AWARDED
---------------------  --------  --------  -------  --------  -------

Barry Hertz             1999    $375,000     -    $375,000   200,000
Chairman, CEO           1998     375,000     -     375,000   160,000
                        1997     350,000     -     350,000      -

Alan Schnelwar          1999    $200,000     -    $200,000   120,000
Senior Vice President   1998     190,000     -     190,000   100,000
                        1997     180,000     -     180,000   102,000



     The above table does not include certain insurance and other personal benefits, the total value of which does not exceed $50,000 or 10% of such person's cash compensation.

                        OPTION GRANTS IN LAST FISCAL YEAR
                                INDIVIDUAL GRANTS





                           PERCENT OF                    POTENTIAL REALIZED
                          TOTAL OPTIONS                   VALUE AT ASSUMED
                           GRANTED TO                      ANNUAL RATES OF
               NUMBER OF   EMPLOYEES                      STOCK APPRECIATION
                OPTIONS    IN FISCAL  EXERCISE  EXPIRATION  FOR OPTION TERM
NAME            GRANTED      YEAR      PRICE      DATE     5%         10%
----            -------      -----     -----     -----     --         ---

Barry Hertz    200,000        12%     $1.50     1/2004    $82,800   $183,000
Alan Schnelwar 120,000         7%     $1.50     1/2004    $49,680   $109,800





                 AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR;
                          FISCAL YEAR END OPTION VALUES




                                       NUMBER OF
                                      UNEXERCISED      VALUE OF UNEXERCISED IN-
                                    OPTIONS AT FISCAL   THE-MONEY OPTIONS AT
                SHARES                  YEAR END         FISCAL YEAR END
              ACQUIRED ON   VALUE      EXERCISABLE/       EXERCISABLE/
NAME            EXERCISE   REALIZED   UNEXERCISABLE       UNEXERCISABLE
----           ---------   --------   -------------       -------------

Barry Hertz     258,536    $536,506   80,000/280,000  $755,200/$2,493,200

Alan Schnelwar  100,000    $460,647   50,000/170,000  $472,000/$1,514,800



There are no employment agreements, stock appreciation rights or long-term incentive plans.

DIRECTORS COMPENSATION

     Dr. Fredrikson and Mr. Stern are compensated at the rate of $1,250 and $833 per month, respectively, plus out-of-pocket expenses for each meeting attended. No other director is compensated for his services as director.

     Messrs. Fredrikson and Stern will each receive options to purchase 7,000 and 5,000 shares annually, respectively, as compensation for their services.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     For the Company's fiscal year ended December 31, 1999, Messrs. Hertz, Schnelwar and Kaye were officers of the Company and were members of the Board of Directors (there is no compensation committee). Mr. Hertz is Chairman of Innodata and Mr. Kaye is chief financial officer and a director of Innodata. Messrs. Fredrikson, Mackof and Stern are also directors of Innodata.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
     The following table sets forth, as of February 29, 2000, information regarding the beneficial ownership of the Company's Common Stock based upon the most recent information available to the Company for (i) each person known by the Company to own beneficially more than five (5%) percent of the Company's outstanding Common Stock, (ii) each of the Company's officers and directors and
(iii) all officers and directors of the Company as a group. Unless otherwise indicated, each stockholder's address is c/o the Company, 56 Pine Street, New York, New York 10005.




                                        SHARES OWNED BENEFICIALLY (1)
NAME                                    NO. OF SHARES    % OF CLASS
----                                    -------------    ----------

Barry Hertz (2)                           45,691,821        71.7%

Morton Mackof (3)                            751,300         1.2%

Alan Schnelwar (4)                           110,000          *

Martin Kaye (4)                              200,000          *

Jack Spiegelman (5)                           64,000          *

E. Bruce Fredrikson (4)
Syracuse University
School of Management
Syracuse, NY 13244                            61,000          *

Stanley Stern (6)                             58,000          *
All Officers and Directors as a Group
(seven persons)(2)(3)(4)(5)(6)            46,936,121        73.2%


* = less than 1%

(1) Except as noted otherwise, all shares are owned beneficially and of record. Based on 63,483,540 shares outstanding.
(2) Consists of 43,444,473 shares owned by Mr. Hertz, 1,892,400 shares owned by Trusts established in the names of Mr. Hertz's children and 94,948 shares held by a family LLC managed by Mr. Hertz who owns 8% of such LLC. Mr. Hertz disclaims beneficial interest in shares owned by the Trust and 92% of the family LLC not owned by him. Also includes 260,000 options which are presently exercisable under the Company's Stock Option Plans.
(3) Consists of 728,000 shares held in the Track Data Phantom Unit Trust ("TD Trust") to be released upon his termination of association with the Company, or earlier with approval of the Board of Directors. Also includes 23,300 options presently exercisable owned by Third Millennium Technology, Inc., a corporation controlled by Mr. Mackof.
(4) Consists of shares issuable upon the exercise of presently exercisable options granted under the Company's Stock Option Plans.
(5) Consists of 4,000 shares owned by his wife as to which Mr. Spiegelman disclaims beneficial interest.
(6) Consists of 2,000 shares owned of record and 56,000 shares held in the TD Trust to be released upon his termination of association with the Company, or earlier with approval of the Board of Directors.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company guarantees a mortgage on real estate owned by a partnership controlled by Mr. Hertz and members of his family. At December 31, 1999, such mortgage provided for interest at 10% per annum and had a balance of $1,470,036 due May 2000. See Item 2. "Properties" for information on leases from partnerships affiliated with Mr. Hertz.

     In July 1998, the Company entered into a software development agreement with Third Millennium Technology, Inc. ("TMT"), a corporation controlled by Morton Mackof, a director of the Company. The agreement is for an initial period of two years and is renewable annually thereafter unless cancelled. In connection with the agreement, the Company granted TMT a five year option to purchase 120,000 shares of its common stock at $1.00 per share, exercisable 60,000 at the end of each of the first two anniversaries. The Company may terminate this agreement after two years by paying $40,000 plus continuation of fees provided in the contract for a third year. The Company has provided notice of such termination. The monthly fees paid to TMT consist of a declining scale fee per user of the Company's myTrack service. Additional fees are payable in connection with revenues from online trading. Fees paid to TMT under this agreement and for other consulting services totaled $101,550 and $98,132 in 1999 and 1998, respectively.

     In April 1999, the Company began to offer online trading through its myTrack service utilizing Track Securities Corporation ("TSC") as its broker-dealer. TSC is a broker-dealer owned and operated by Jack Spiegelman, a director of the Company. The Company is licensing its myTrack trading system to a subsidiary of TSC. The Company is receiving $2.25 per trade pursuant to the agreement. In addition, TSC pays a share of the marketing and advertising costs incurred by the Company. Further, Mr. Spiegelman has a five-year consulting agreement with the Company pursuant to which he is to be paid an annual fee of the greater of $50,000 or 5% of the after-tax earnings, if any, from trading activities. The Company intends to apply for a broker-dealer license and, upon obtaining such license, will terminate the relationship with TSC and transition the trading accounts from TSC to the Company's broker-dealer. During 1999, TSC paid the Company license fees totaling $590,000 and a share of marketing and advertising cost totaling $571,000.
                                    PART IV


ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits



-------

EXHIBIT  DESCRIPTION
-------  -----------
 3.1 .   Certificate of Incorporation, as amended (1)
 3.2 .   By-Laws (1)
 4.2 .   Specimen of Common Stock certificate (1)
10.1. .  1994 Stock Option Plan (1)
10.2. .  Form of indemnity agreement with directors (1)
10.3. .  1995 Stock Option Plan (2)
10.4. .  1995 Disinterested Directors' Stock Option Plan (3)
10.5. .  Merger Agreement between the Company and Global (4)
10.6. .  1996 Stock Option Plan (5)
10.7. .  1998 Stock Option Plan (6)
23.1. .  Consent of Grant Thornton LLP filed herewith regarding Track Data Corporation
23.2. .  Consent of Grant Thornton LLP filed herewith regarding Innodata Corporation
27. . .  Financial Data Schedule filed herewith




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

                              TRACK DATA CORPORATION


                              By     /s/
                                -------------------------------------
                                Barry Hertz, Chairman of the Board



     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.






SIGNATURE            TITLE                                      DATE
---------            -----                                      ----
    /s/              Chairman of the Board and                  March 27, 2000
-------------------   Chief Executive Officer
Barry Hertz

    /s/              Senior Vice President and Director         March 27, 2000
-------------------
Alan Schnelwar

    /s/              Vice President - Finance,  Chief           March 27, 2000
-------------------   Financial Officer, Secretary and Director
Martin Kaye

    /s/              Director                                   March 27, 2000
-------------------
E. Bruce Fredrikson

    /s/              Director                                   March 27, 2000
-------------------
Morton Mackof

    /s/              Director                                   March 27, 2000
-------------------
Jack Spiegelman

    /s/              Director                                   March 27, 2000
-------------------
Stanley Stern


                                                                    EXHIBIT 23.1



               CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

We have issued our report dated February 25, 2000, accompanying the consolidated financial statements of Track Data Corporation which is included in the Annual Report of Track Data Corporation on Form 10-K for the year ended December 31, 1999. We hereby consent to the incorporation by reference of said report in the Registration Statements of Track Data Corporation on Forms S-3 (File No. 333-4780, effective July 11, 1996, File No. 333-83167, effective August 16, 1999 and File No. 333-91645, effective February 9, 2000) and on Forms S-8 (File No. 333-4532, effective May 2, 1996, File No. 333-52131, effective May 8, 1998 and File No. 333-82171, effective July 2, 1999).



GRANT  THORNTON  LLP

Melville,  New  York
February  25,  2000


                                                                    EXHIBIT 23.2


               CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

We have issued our report dated March 2, 2000, accompanying the consolidated financial statements of Innodata Corporation which is included in the Annual Report of Track Data Corporation on Form 10-K for the year ended December 31, 1999. We hereby consent to the incorporation by reference of said report in the Registration Statements of Track Data Corporation on Forms S-3 (File No. 333-4780, effective July 11, 1996, File No. 333-83167, effective August 16, 1999 and File No. 333-91645, effective February 9, 2000) and on Forms S-8 (File No. 333-4532, effective May 2, 1996, File No. 333-52131, effective May 8, 1998 and File No. 333-82171, effective July 2, 1999).




GRANT THORNTON LLP

New York, New York
March 2, 2000