Form 10-Q
period 2000-03-31
TRACK DATA CORP
filed 2000-05-15
CIK 922811

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



                  For the quarterly period ended MARCH 31, 2000

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of April 30, 2000 there were 63,600,688 shares of common stock outstanding.


PART I.   FINANCIAL INFORMATION

Item 1.     Financial Statements

            See pages 2-7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

            See pages 8-10

Item  3.    Quantitative and Qualitative Disclosures About Market Risk

            See page 10


PART ll.    OTHER INFORMATION

            See page 11


                     TRACK DATA CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS





                                                 MARCH 31,        DECEMBER 31,
                                                   2000             1999
                                                 ---------        ------------
                                                                    Derived
                                                                      from
                                                                     audited
                                                                    financial
                                                 Unaudited         statements

ASSETS

CASH AND EQUIVALENTS                           $ 4,170,441        $ 5,665,833

ACCOUNTS RECEIVABLE - net                        1,550,719          1,541,217

MARKETABLE SECURITIES                            4,855,500          3,675,240

FIXED ASSETS - net                               6,169,961          6,680,952

INVESTMENT IN AFFILIATE                          1,374,285          1,342,285

EXCESS OF COST OVER NET ASSETS ACQUIRED          2,644,067          2,747,523

NET DEFERRED INCOME TAX ASSETS                     450,000            450,000

OTHER ASSETS                                     3,606,686          2,953,411
                                               -----------        -----------

TOTAL                                          $24,821,659        $25,056,461
                                               ===========        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
     Accounts payable and accrued expenses     $ 4,363,619       $  4,352,959
     Note payable - bank                         2,312,539          2,535,056
     Notes payable - other                         779,972            762,083
     Capital lease obligations                   1,624,987          2,006,094
     Other liabilities                             376,303            403,459
                                               -----------       ------------

                    Total liabilities            9,457,420         10,059,651
                                               -----------       ------------

STOCKHOLDERS' EQUITY
     Common stock - $.01 par value;
     300,000,000 shares authorized;
     issued and outstanding -
     63,529,488 shares in 2000 and
          63,070,056 shares in 1999                635,295            630,701
     Additional paid-in capital                 26,477,703         24,944,796
     Accumulated other comprehensive income      2,913,300          2,205,144
     Deficit                                   (14,662,059)       (12,783,831)
                                               -----------       ------------

               Total stockholders' equity       15,364,239         14,996,810
                                               -----------       ------------

TOTAL                                         $ 24,821,659      $  25,056,461
                                              ============      =============

See notes to condensed consolidated financial statements


                     TRACK DATA CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (unaudited)



                                                   2000         1999
                                               -----------   ----------

REVENUES                                       $12,890,331   $11,655,552
                                               -----------   -----------

COSTS AND EXPENSES:
     Direct operating costs                      7,109,155     7,041,603
     Selling and administrative expenses         6,126,816     4,594,104
     Marketing and advertising                   2,060,011       292,899
     Gain on real property lease buy-out              -         (300,000)
     Gain on sale of marketable securities        (539,871)         -
     Interest expense - net                         44,448       102,326
                                               -----------   -----------

                    Total                       14,800,559    11,730,932
                                               -----------   -----------

LOSS BEFORE EQUITY IN NET INCOME
     OF AFFILIATE                               (1,910,228)      (75,380)

EQUITY IN NET INCOME OF AFFILIATE                   32,000        40,000
                                               -----------   -----------

NET LOSS                                       $(1,878,228)  $   (35,380)
                                               ===========   ===========

BASIC AND DILUTED NET LOSS PER SHARE           $     (.030)  $     (.001)
                                               ===========   ===========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING   63,377,000    59,440,000
                                               ===========   ===========


See notes to condensed consolidated financial statements





                     TRACK DATA CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS'
                          EQUITY AND COMPREHENSIVE LOSS
                        THREE MONTHS ENDED MARCH 31, 2000
                                   (unaudited)


                                          ACCUMULATED
                              ADDITIONAL     OTHER                    COMPRE-
                   COMMON      PAID-IN   COMPREHENSIVE                HENSIVE
                    STOCK      CAPITAL      INCOME        DEFICIT       LOSS

BALANCE,
 JANUARY 1,
   2000           $630,701  $24,944,796  $2,205,144  $(12,783,831)

  Net loss                                             (1,878,228)  $(1,878,228)

  Stock options
   and warrants
   exercised         4,594    1,060,816

  Purchase and
   retirement of
   treasury stock                   (14)

  Tax effect of
   stock options
   exercised                    472,105

  Unrealized gain
   on marketable
   securities -
   net of taxes                 708,156                                708,156
                                                                       --------

  Comprehensive
   loss                                                             $(1,170,072)
                  --------  -----------  ----------  ------------   ===========
BALANCE
  MARCH 31,
    2000          $635,295  $26,477,703  $2,913,300  $(14,662,059)
                  ========  ===========  ==========  ============


See notes to condensed consolidated financial statements


                     TRACK DATA CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (unaudited)


                                                        2000           1999
                                                     ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                        $(1,878,228)   $  (35,380)
     Adjustments to reconcile net loss to
     net cash (used in) provided
     by operating activities:
          Depreciation and amortization                  795,165       962,649
          Equity in net income of affiliate              (32,000)      (40,000)
          Gain on sale of marketable securities         (539,871)         -
          Other                                             -           (5,246)
          Changes in operating assets
            and liabilities:
                Accounts receivable                       (9,502)       45,764
                Other assets                            (770,592)     (205,021)
                Accounts payable and
                  accrued expenses                        10,660       563,415
                Other liabilities                        (29,486)       34,076
                                                     -----------    ----------

                    Net cash (used in) provided
                      by operating activities         (2,453,854)    1,320,257
                                                     -----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of fixed assets                           (175,665)     (193,304)
     Proceeds from sale of marketable securities         530,505          -
     Repayment of related party loans                       -           10,107
     Loans from others                                    12,237        17,196
                                                     -----------    ----------

                    Net cash provided by
                     (used in) investing activities      367,077      (166,001)
                                                     -----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments under capital lease obligations           (381,107)     (468,750)
     Net payments on note payable - bank                (222,517)   (2,051,744)
     Net borrowings on notes payable - other              17,889        13,877
     Purchase of treasury stock                              (14)      (11,044)
     Proceeds from exercise of stock options           1,187,510     1,290,305
     Net disbursements receipts on loans from
        employee savings program                         (11,468)       33,720
                                                     -----------    ----------

                    Net cash provided by
                     (used in) financing activities      590,293    (1,193,636)
                                                     -----------    ----------

EFFECT OF EXCHANGE RATE DIFFERENCES ON CASH                1,092         1,469
                                                     -----------    ----------

NET DECREASE IN CASH                                  (1,495,392)      (37,911)

CASH AND EQUIVALENTS, BEGINNING OF PERIOD              5,665,833       883,580
                                                     -----------   -----------

CASH AND EQUIVALENTS, END OF PERIOD                  $ 4,170,441   $   845,669
                                                     ===========   ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid for:
          Interest                                   $    79,684   $    91,829
          Income taxes                                     8,395         1,796

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
     AND FINANCING ACTIVITIES:
     Equipment acquisitions financed by
         capital leases                              $      -      $   232,173

See notes to condensed consolidated financial statements



                     TRACK DATA CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (unaudited)


1. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2000, and the results of operations and of cash flows for the three months ended March 31, 2000 and 1999. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of results that may be expected for any other interim period or for the full year.

These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1999 included in the Company's Annual Report on Form 10-K. The accounting policies used in preparing these financial statements are the same as those described in the December 31, 1999 financial statements.

2. During the three months ended March 31, 2000, options to purchase 459,434 shares were exercised at prices of $0.75 to $5.00, aggregating net proceeds to the Company of $1,065,410.

3. The Company charges all costs incurred to establish the technological feasibility of a product or product enhancement to research and development expense. Research and development expenses were $95,000 and $92,000 for the three months ended March 31, 2000 and 1999, respectively.

4. Advertising costs, charged to operations when incurred, were approximately $2,060,000 and $293,000 for the three months ended March 31, 2000 and 1999, respectively.

5.     Segment Information

The Company operates in one business segment providing real-time financial market data, fundamental research, news, charting, and analytical services to institutional and individual investors through dedicated telecommunication lines and the Internet.

The Company's revenues are derived from the following sources:




                                 2000         1999
Institutional and corporate  $ 7,224,994  $ 7,322,150
Individual                     5,665,337    4,333,402
                             -----------  -----------

                             $12,890,331  $11,655,552
                             ===========  ===========





6. The Company owns 762,210 shares of Edgar Online, Inc. ("EOL"), an Internet-based supplier of business, financial and competitive intelligence derived from U.S. Securities and Exchange Commission data. EOL completed a public offering of its common stock in May 1999. During the three months ended March 31, 2000, the Company sold 48,362 shares of EOL, realizing a gain of $534,633. The Company carries 498,000 shares of its investment (the portion eligible for sale within a year) at $4,855,500, the market value at March 31, 2000, and the remaining 264,210 shares are carried at cost of $10,000. The difference between the cost and fair market value of these securities, net of deferred taxes, is classified as accumulated other comprehensive income as a component of stockholders' equity.

7. The Company has a software development agreement with Third Millennium Technology, Inc. ("TMT"), a corporation controlled by a director of the Company. Fees paid to TMT consist of a declining scale fee per user of the Company's myTrack service and certain additional fees are payable in connection with revenues from online trading. Such fees amounted to $32,000 and $16,000 for the three months ended March 31, 2000 and 1999.

The Company offers online trading through its myTrack service utilizing Track Securities Corporation ("TSC") as its broker-dealer. TSC is a broker-dealer owned and operated by a director of the Company. The Company is licensing its myTrack trading system to a subsidiary of TSC. The Company is receiving $2.25 per trade pursuant to the agreement, which aggregated $1,084,000 in 2000. In addition, TSC pays a share of the marketing and advertising costs incurred by the Company, which aggregated $815,000 in 2000. At March 31, 2000, the amount due from TSC of $441,000 is included in other assets and was paid in April, 2000. Further, he has a five-year consulting agreement with the Company pursuant to which he is to be paid an annual fee of the greater of $50,000 or 5% of the after-tax earnings, if any, from trading activities. In 2000, the fee was $12,500. The Company expects to obtain its own broker-dealer license and, upon obtaining such license, will terminate the relationship with TSC and transition the trading accounts from TSC to the Company's broker-dealer.

8. In April 2000, the Company agreed to acquire approximately 5% of iAnalyst, Inc. and Silicon Summit Technologies Inc, both privately held companies, in exchange for an aggregate of 326,280 shares of the Company's common stock. The closing, expected to occur in May, are subject to customary terms and conditions.

                     TRACK DATA CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 AND 1999

     Revenues for the three months ended March 31, 2000 and 1999 were $12,890,331 and $11,655,552, respectively, an increase of 11%. The revenue increase in 2000 is due to myTrack's online trading and market data services. Until the Company obtains its own broker-dealer license, trading revenues include only revenues from the licensing of its trading system, rather than a full amount of commissions paid by customers. If full commissions were recognized, total revenues for 2000 would have been $17,637,331, $4,747,000 greater than reported revenues, and costs and expenses would have increased by a similar amount. The Company anticipates obtaining its own license by July 2000.

     Direct operating costs were $7,109,155 for the first three months of 2000 and $7,041,603 for the similar period in 1999. Direct operating costs as a percentage of revenues was 55% in 2000 and 60% in 1999. Direct operating costs include direct payroll, direct telecommunication costs, computer supplies, depreciation and equipment lease expense and the amortization of software development costs.

     Selling and administrative expenses were $6,126,816 and $4,594,104 in the 2000 and 1999 periods, respectively, an increase of 33%. Selling and administrative expenses as a percentage of revenues was 48% in 2000 and 39% in 1999. The dollar and percentage increase in 2000 compared to 1999 was principally due to increased payroll and related expenses for myTrack's online trading and market data services. Online trading was first introduced in the second quarter of 1999.

     Marketing and advertising costs increased significantly in 2000 to $2,060,011 from $292,899 in 1999. Marketing costs in 2000 are net of $815,000 received from Track Securities under a licensing agreement. These costs were incurred in connection with the Company's myTrack online trading (introduced in June 1999) and market data systems. The Company is currently spending approximately $1 million per month on marketing and advertising and expects to continue to spend significant amounts in the future.

     In 1999, the Company relocated certain of its personnel to other office space and realized a gain on the landlord buy-out of the lease of approximately $300,000.

     In 2000, the Company realized a gain of approximately $540,000 on the sale of certain shares of Edgar Online, Inc.

     Interest expense decreased to $44,448 in the 2000 period compared to $102,326 in 1999 due to decreased borrowings.

     As a result of the above mentioned factors, the Company realized a net loss before equity in net income from an affiliate of $1,910,228 in the 2000 period compared to a net loss of $75,380 in 1999.

     The equity in net income from an affiliate was $32,000 and $40,000 in 2000 and 1999, respectively.

LIQUIDITY AND CAPITAL RESOURCES

          During the three months ended March 31, 2000, cash used in operating activities was $2,453,854 due to the loss incurred in that period compared to cash provided by operating activities of $1,320,257 in 1999. Cash flows from investment activities was $367,077 for the three months ended March 31, 2000 and cash flows used in investing activities was $166,001 for the three months ended March 31, 1999. The increase was principally due to proceeds from the sale of marketable securities. Cash provided by financing activities was $590,293 in 2000 compared to cash used in financing activities of $1,193,636 in 1999. The increase in 2000 from 1999 is primarily due to lower payments on bank notes payable.

     The Company has a line of credit with a bank. The line is collateralized by the assets of the Company and is guaranteed by its principal stockholder. Interest is charged at 1.75% above the bank's prime rate and is due on demand. The Company may borrow up to 80% of eligible accounts receivable and is required to maintain a compensating balance of 10% of the outstanding loans. The line of credit is sufficient for the Company's cash requirements, however, the Company has spent substantial amounts for advertising its myTrack Internet-based online trading and market data system. The Company may seek additional financing for such efforts or dispose of certain of its marketable securities and also expects to reduce marketing and advertising expenditures for the near term. On May 11, 2000, the quoted market price of the Company's marketable securities was approximately $2 million less than the value reported as of March 31, 2000. There are no major capital expenditures anticipated beyond the normal replacement of equipment and additional equipment to meet customer requirements and additional office space for myTrack customer service.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to interest rate change market risk with respect to its credit facility with a financial institution which is priced based on the prime rate of interest. At March 31, 2000, $2,312,539 was outstanding under the credit facility. Changes in the prime interest rate during fiscal 2000 will have a positive or negative effect on the Company's interest expense. Such exposure will increase accordingly should the Company maintain higher levels of borrowing during 2000.

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

Item 1.     Legal Proceedings. Not Applicable

Item 2.     Changes in Securities. Not Applicable

Item 3.     Defaults upon Senior Securities. Not Applicable

Item 4.     Submission of Matters to a Vote of Security Holders. Not Applicable

Item 5.     Other Information. None

Item 6.     (a) Exhibits.

                27     Financial Data Schedule

            (b) There were no reports on Form 8-K filed during the
                first quarter of 2000.


                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


TRACK DATA CORPORATION





Date:   5/12/00                   /s/
                       ----------------------------------
                       Barry Hertz
                       Chairman of the Board
                       Chief Executive Officer

Date:  5/12/00                   /s/
                       ---------------------------------
                       Martin Kaye
                       V.P. Finance
                       Principal Financial Officer