Form 10-Q
period 2000-06-30
TRACK DATA CORP
filed 2000-08-11
CIK 922811

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



                  For the quarterly period ended June 30, 2000

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of July 31, 2000 there were 63,942,363 shares of common stock outstanding.


PART I.   FINANCIAL INFORMATION
-------   ---------------------

Item 1.     Financial Statements
            --------------------

     See pages 2-8

Item 2.     Management's Discussion and Analysis of Financial Condition and
            ---------------------------------------------------------------
Results of Operations
    -----------------

     See pages 9-11

Item  3.     Quantitative  and  Qualitative  Disclosures  About  Market  Risk
             ----------------------------------------------------------------

     See  page  12

PART II.     OTHER INFORMATION
--------     -----------------

         See page 13



                     Track Data Corporation and Subsidiaries
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                    JUNE 30,                DECEMBER 31,
                                     2000                       1999
                                   --------                 -----------
                                   Unaudited                Derived from
                                                              audited
                                                             financial
                                                             statements

ASSETS
CASH                              $ 2,178,963             $   5,665,833

ACCOUNTS RECEIVABLE - net           1,731,517                 1,541,217

MARKETABLE SECURITIES               2,522,915                 3,675,240

FIXED ASSETS - net                  6,384,699                 6,680,952

INVESTMENT IN AFFILIATE             1,427,285                 1,342,285

EXCESS OF COST OVER NET
    ASSETS ACQUIRED - net           2,540,611                 2,747,523

NET DEFERRED INCOME TAX
    ASSETS                            450,000                   450,000

OTHER ASSETS                        3,542,129                 2,953,411
                                    ---------                 ---------

TOTAL                             $20,778,119               $25,056,461
                                  ===========               ===========

LIABILITIES AND STOCKHOLDERS'
   EQUITY LIABILITIES
     Accounts payable and
       accrued expenses           $ 4,369,038               $ 4,352,959
     Note payable - bank            2,690,219                 2,535,056
     Notes payable - other            798,282                   762,083
     Capital lease obligations      1,741,475                 2,006,094
     Other liabilities                350,196                   403,459
                                  -----------               -----------

         Total liabilities          9,949,210                10,059,651
                                  -----------               -----------

STOCKHOLDERS' EQUITY
     Common stock - $.01 par
       value;  300,000,000
       shares authorized;
       issued and outstanding
       - 63,934,363 shares in
       2000 and 63,070,056
       shares in 1999                 639,344                   630,701
     Additional paid-in
         capital                   26,087,020                24,944,796
     Accumulated other
        comprehensive income        1,507,749                 2,205,144
     Deficit                      (17,405,204)              (12,783,831)
                                   ------------          --------------

   Total stockholders' equity      10,828,909                14,996,810
                                   ------------          --------------

TOTAL                            $ 20,778,119             $  25,056,461
                                 ============             =============

See notes to condensed consolidated financial statements




                     Track Data Corporation and Subsidiaries
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)


                                               2000          1999
                                             --------       -------

REVENUES                                    $25,923,244   $23,317,070
                                            -----------   -----------

OPERATING COSTS AND EXPENSES:
     Direct operating costs                  14,346,044    14,059,496
     Selling and administrative expenses     12,275,543     9,107,940
     Marketing and advertising                4,361,546     1,209,117
     Gain on real property lease buyout            -         (350,000)
     Gain on sale of marketable securities     (482,843)         -
     Interest expense - net                     129,327       187,969
                                            -----------   -----------

                    Total                    30,629,617    24,214,522
                                            -----------   -----------

LOSS BEFORE EQUITY IN NET INCOME
    OF AFFILIATE AND INCOME TAXES            (4,706,373)     (897,452)

EQUITY IN NET INCOME OF AFFILIATE                85,000       176,000
                                            -----------   -----------

LOSS BEFORE INCOME TAXES                     (4,621,373)     (721,452)

INCOME TAXES                                       -             -
                                            -----------   -----------

NET LOSS                                    $(4,621,373)  $  (721,452)
                                            ===========   ===========

BASIC AND DILUTED NET LOSS PER SHARE        $     (.073)  $     (.012)
                                            ===========   ===========

WEIGHTED AVERAGE SHARES OUTSTANDING          63,522,000    59,900,000
                                            ===========   ===========


See notes to condensed consolidated financial statements




                     Track Data Corporation and Subsidiaries
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    THREE MONTHS ENDED JUNE 30, 2000 and 1999
                                   (Unaudited)


                                                 2000          1999
                                            ------------  -----------

REVENUES                                    $13,032,913   $11,661,518
                                            ------------  -----------

OPERATING COSTS AND EXPENSES:
     Direct operating costs                   7,236,889     7,017,893
     Selling and administrative expenses      6,148,727     4,513,836
     Marketing and advertising                2,301,535       916,218
     Gain on real property lease buyout            -          (50,000)
     Loss on sale of marketable securities       57,028          -
     Interest expense - net                      84,879        85,643
                                            -----------   -----------

                    Total                    15,829,058    12,483,590
                                            -----------   -----------

LOSS BEFORE EQUITY IN NET INCOME
     OF AFFILIATE AND INCOME TAXES           (2,796,145)     (822,072)

EQUITY IN NET INCOME OF AFFILIATE                53,000       136,000
                                            -----------   -----------

LOSS BEFORE INCOME TAXES                     (2,743,145)     (686,072)

INCOME TAXES                                       -             -
                                            -----------   -----------

NET LOSS                                    $(2,743,145)  $  (686,072)
                                            ===========   ===========

BASIC AND DILUTED NET LOSS PER SHARE        $     (.043)  $     (.011)
                                            ===========   ===========

WEIGHTED AVERAGE SHARES OUTSTANDING          63,668,000    60,284,000
                                            ===========   ===========



See notes to condensed consolidated financial statements








                     Track Data Corporation and Subsidiaries
                CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS'
                          EQUITY AND COMPREHENSIVE LOSS
                         SIX MONTHS ENDED JUNE 30, 2000
                                   (Unaudited)




                                           Accumulated
                              Additional      Other                 Compre-
                     Common    Paid-in    Comprehensive             hensive
                     Stock     Capital        Income      Deficit    Loss
                   --------- -----------  --------------  -------   --------

BALANCE,
 JANUARY 1,
  2000             $630,701  $24,944,796  $2,205,144  $(12,783,831)

  Net loss                                              (4,621,373) $(4,621,373)

  Issuance of
   common stock
   in exchange
   for investment
   in private
   companies          3,263      466,580

  Stock options
   and warrants
   exercised          5,381    1,141,341

  Purchase and
   retirement of
   treasury stock        (1)        (767)

  Reversal of tax
    effect on stock
    options
    exercised                   (464,930)

  Unrealized loss
    on marketable
    securities
    - net of taxes                          (697,395)                  (697,395)
                                                                    -----------
  Comprehensive
    loss                                                            $(5,318,768)
                                                                    ===========

BALANCE,           --------  -----------  ----------  ------------
 JUNE 30, 2000     $639,344  $26,087,020  $1,507,749  $(17,405,204)
                   ========  ===========  ==========  ============


See notes to condensed consolidated financial statements




                     Track Data Corporation and Subsidiaries
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2000 and 1999
                                   (Unaudited)


                                                      2000          1999
                                                 ------------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                    $(4,621,373)   $ (721,452)
     Adjustments to reconcile net loss
      to net cash (used in) provided
        by operating activities:
          Depreciation and amortization            1,639,731     1,924,514
          Equity in net income of affiliate          (85,000)     (176,000)
          Gain on sale of marketable securities     (482,843)            -
          Other                                         -            3,017
          Changes in operating assets and
             liabilities:
                Accounts receivable                 (190,300)       63,275
                Other assets                        (302,554)      210,775
                Accounts payable and accrued
                   expenses                           16,079      (452,699)
                Other liabilities                    129,438         6,108
                                                  ----------    ----------

       Net cash (used in) provided by
            operating activities                  (3,896,822)      857,538
                                                  ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of fixed assets                       (572,791)     (254,882)
     Net proceeds (purchase) of marketable
        securities                                   486,137       (50,929)
     Repayment of related party loans                   -           19,498
     Repayment of (loans to) others                   12,237       (15,850)
                                                    --------    ----------

       Net cash used in investing activities         (74,417)     (302,163)
                                                   ---------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments under capital lease obligations       (785,913)     (899,296)
     Net proceeds (payments) on note payable
          - bank                                     155,163    (1,042,858)
     Net proceeds from notes payable - other          36,199        30,562
     Net (payments) proceeds on loans from
          employee savings program                  (189,808)       60,928
     Purchase of treasury stock                         (768)      (22,069)
     Proceeds from exercise of stock options       1,268,822     2,409,481
                                                   ---------    ----------

       Net cash provided by financing activities     483,695       536,748
                                                   ---------    ----------

EFFECT OF EXCHANGE RATE DIFFERENCES ON CASH              674           881
                                                   ---------    ----------

NET (DECREASE) INCREASE IN CASH                   (3,486,870)    1,093,004

CASH, BEGINNING OF PERIOD                          5,665,833       883,580
                                                  ----------    ----------

CASH, END OF PERIOD                               $2,178,963    $1,976,584
                                                  ==========    ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:
     Cash paid for:
          Interest                                $  206,897    $  177,204
          Income taxes                                10,615         9,367

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
     AND FINANCING ACTIVITIES:
     Equipment acquisitions financed by
         capital leases                           $  519,215    $  607,807
     Investment in private companies
         acquired through issuance
         of common stock                             469,843       500,000


See notes to condensed consolidated financial statements


                     Track Data Corporation and Subsidiaries
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 2000 and 1999
                                   (Unaudited)

1. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2000, and the results of operations and of cash flows for the six months ended June 30, 2000 and 1999. The results of operations for the six months ended June 30, 2000 are not necessarily indicative of results that may be expected for any other interim period or for the full year.

These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1999 included in the Company's Annual Report on Form 10-K. The accounting policies used in preparing these financial statements are the same as those described in the December 31, 1999 financial statements.

2. During the six months ended June 30, 2000, options to purchase 864,307 shares were exercised at prices of $0.75 to $5.00, aggregating net proceeds to the Company of $1,146,722. In June 2000, the Company granted options to purchase 914,700 shares of its common stock at $1.50 per share to its officers and employees.

3. The Company charges all costs incurred to establish the technological feasibility of a product or product enhancement to research and development expense. Research and development expenses were $178,600 and $183,155 for the six months ended June 30, 2000 and 1999, respectively.

4.     Segment Information

The Company operates in one business segment providing real-time financial market data, fundamental research, news, charting, and analytical services to institutional and individual investors through dedicated telecommunication lines and the Internet.

The Company's revenues are derived from the following sources:





                            Three Months Ended         Six Months Ended
                                  June 30,                    June 30,
                             2000          1999         2000         1999

Institutional            $ 7,356,836  $ 7,125,843  $14,581,830  $14,447,993

Individual                 5,676,077    4,535,675   11,341,414    8,869,077
                        ------------  -----------  -----------  -----------

                        $ 13,032,913  $11,661,518  $25,923,244  $23,317,070
                        ============  ===========  ===========  ===========




5. The Company owns 762,210 shares of Edgar Online, Inc. ("EOL"), an Internet-based supplier of business, financial and competitive intelligence derived from U.S. Securities and Exchange Commission data. EOL completed a public offering of its common stock in May 1999. During the six months ended June 30, 2000, the Company sold 48,362 shares of EOL, realizing a gain of $534,633. The Company carries this investment at $2,522,915, the market value at June 30, 2000. The difference between the cost and fair market value of these securities, net of deferred taxes, is classified as accumulated other comprehensive income as a component of stockholders' equity.

6. The Company has a software development agreement with Third Millennium Technology, Inc. ("TMT"), a corporation controlled by a director of the Company. Fees paid to TMT consist of a declining scale fee per user of the Company's myTrack service and certain additional fees are payable in connection with revenues from online trading. Such fees amounted to $89,157 and $43,298 for the six months ended June 30, 2000 and 1999. In addition, the Company paid a termination fee of $40,000 during the second quarter of 2000. Under the termination agreement, monthly fees continue through June 2001.

The Company offers online trading through its myTrack service utilizing Track Securities Corporation ("TSC") as its broker-dealer. TSC is a broker-dealer owned and operated by a director of the Company. The Company is licensing its myTrack trading system to a subsidiary of TSC. The Company is receiving $2.25 per trade pursuant to the agreement, which aggregated $2,041,639 in 2000. In addition, TSC pays a share of the marketing and advertising costs incurred by the Company, which aggregated $409,024 in 2000. At June 30, 2000, the amount due from TSC of $436,303 is included in other assets and was paid in July, 2000. Further, the director has a five-year consulting agreement with the Company pursuant to which he is to be paid an annual fee of the greater of $50,000 or 5% of the after-tax earnings, if any, from trading activities. The fee was $25,000 for the six months ended June 30, 2000. The Company obtained its own broker-dealer license and terminated the license agreement with TSC effective July 1, 2000.

7. In May 2000, the Company acquired approximately 2% of iAnalyst, Inc. ("IA") and Silicon Summit Technologies Inc. ("SST"), both privately held companies, in exchange for an aggregate of 326,280 shares of the Company's common stock. The Company registered these shares. IA provides the individual investor Internet-based access to independent equity research analysts. SST is a leading provider of e-finance solutions and services for B4B electronic securities trading. Further, in May 2000, the Company's preliminary agreements to acquire 10% of MainStreetIPO.com and FlexTrader.com were terminated.

8.     Comprehensive (loss) income is as follows:



                                Three Months Ended            Six Months Ended
                                       June 30,                   June 30,
                                 2000          1999          2000         1999
                                ------        ------        ------       ------

Net loss                     $(2,743,145)  $ (686,072)  $(4,621,373)  $(721,452)
Unrealized (loss)
  gain on marketable
  securities-net of taxes     (1,405,551)   2,215,680      (697,395)   2,215,680
                             -----------   ----------   -----------  -----------
Comprehensive (loss) income  $(4,148,696)  $1,529,608   $(5,318,768)  $1,494,228
                             ===========   ==========   ===========   ==========




                     Track Data Corporation and Subsidiaries
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

General
     The Company provides real-time financial market data, news, fundamental research, charting and analytical services to institutional and individual investors through dedicated telecommunication lines and the Internet. The Company offers online trading through its myTrack Internet-based personal investment service. myTrack is an Internet-based software application that is not restricted by the limitations of an HTML browser-based static system offered by virtually all of its well-known competitors. myTrack delivers a continuous dynamic stream of live market data and investors' real-time online trading activity.


Results of Operations

Three Months ended June 30, 2000 and 1999

     Revenues for the three months ended June 30, 2000 and 1999 were $13,032,913 and $11,661,518, respectively, an increase of 12%. The revenue increase in 2000 is due to myTrack's online trading and market data services. The Company obtained its own broker-dealer license in the third quarter of 2000. Prior thereto, trading revenues include only revenues from the licensing of its trading system, rather than a full amount of commissions paid by customers. If full commissions were recognized, total revenues for 2000 would have been $17,293,913, $4,261,000 greater than reported revenues, and costs and expenses would have increased by a similar amount.

     Direct operating costs were $7,236,889 for the three months ended June 30, 2000 and $7,017,893 for the similar period in 1999. Direct operating costs as a percentage of revenues were 56% in 2000 and 60% in 1999. Direct operating costs include direct payroll, direct telecommunication costs, computer supplies, depreciation and equipment lease expense and the amortization of software development costs.

     Selling and administrative expenses were $6,148,727 and $4,513,836 in the 2000 and 1999 periods, respectively, an increase of 36%. Selling and administrative expenses as a percentage of revenues was 47% in 2000 and 39% in 1999. The dollar and percentage increase in 2000 compared to 1999 was principally due to increased payroll and related expenses for myTrack's online trading and market data services. Online trading was first introduced in the second quarter of 1999.

     Marketing and advertising costs increased significantly in 2000 to $2,301,535 from $916,218 in 1999. These costs were incurred in connection with the Company's myTrack online trading (introduced in June 1999) and market data systems. The Company is currently spending approximately $500,000 per month on marketing and advertising.

     As a result of the above mentioned factors, the Company realized a loss before equity in net income from an affiliate of $2,796,145 in the 2000 period compared to a loss of $822,072 in 1999.

     The equity in net income from an affiliate was $53,000 and $136,000 in 2000 and 1999, respectively.

Six Months ended June 30, 2000 and 1999

     Revenues for the six months ended June 30, 2000 and 1999 were $25,923,244 and $23,317,070, respectively, an increase of 11%. The revenue increase in 2000 is due to myTrack's online trading and market data services. The Company obtained its own broker-dealer license in the third quarter of 2000. Prior thereto, trading revenues included only revenues from the licensing of its trading system, rather than a full amount of commissions paid by customers. If full commissions were recognized, total revenues for 2000 would have been $34,931,244, $9,008,000 greater than reported revenues, and costs and expenses would have increased by a similar amount.

     Direct operating costs were $14,346,044 for the first six months of 2000 and $14,059,496 for the similar period in 1999. Direct operating costs as a percentage of revenues were 55% in 2000 and 60% in 1999.

     Selling and administrative expenses were $12,275,543 and $9,107,940 in the 2000 and 1999 periods, respectively, an increase of 35%. Selling and administrative expenses as a percentage of revenues was 47% in 2000 and 39% in 1999. The dollar and percentage increase in 2000 compared to 1999 was principally due to increased payroll and related expenses for myTrack's online trading and market data services. Online trading was first introduced in the second quarter of 1999.

     Marketing and advertising costs increased significantly in 2000 to $4,361,546 from $1,209,117 in 1999. These costs were incurred in connection with the Company's myTrack online trading (introduced in June 1999) and market data systems.

     In 1999, the Company relocated certain of its personnel to other office space and realized a gain on the landlord buy-out of the lease of approximately $350,000.

     In 2000, the Company realized a gain of approximately $540,000 on the sale of certain shares of Edgar Online, Inc.

     Interest expense decreased to $129,327 in the 2000 period compared to $187,969 in 1999 due to decreased borrowings.

     As a result of the above mentioned factors, the Company realized a loss before equity in net income from an affiliate of $4,706,373 in the 2000 period compared to a loss of $897,452 in 1999.

     The equity in net income from an affiliate was $85,000 and $176,000 in 2000 and 1999, respectively.

Liquidity  and  Capital  Resources

     During the six months ended June 30, 2000 cash used by operating activities was $3,896,822 compared to cash provided by operating activities of $857,538 in the six months ended June 30, 1999. The decrease in 2000 was primarily due to the loss from operations in that period. Cash flows used in investing activities was $74,417 and $302,163 for the six months ended June 30, 2000 and 1999, respectively. Cash flows from investing activities in 2000 included proceeds from the sale of marketable securities of $486,000. Cash flows from financing activities in the six months ended June 30, 2000 and 1999 was $483,695 and $536,748, respectively.

     The Company has a line of credit with a bank. The line is collateralized by the assets of the Company and is guaranteed by its principal stockholder. Interest is charged at 1.75% above the bank's prime rate and is due on demand. The Company may borrow up to 80% of eligible accounts receivable and is required to maintain a compensating balance of 10% of the outstanding loans. The line of credit is sufficient for the Company's cash requirements, however, the Company plans to spend substantial amounts for advertising its myTrack Internet-based online trading and market data system. The Company recently reduced its advertising costs and plans to seek additional financing and or dispose of certain of its marketable securities to support its advertising costs in the future. There are no major capital expenditures anticipated beyond the normal replacement of equipment and additional equipment to meet customer requirements.

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


Quantitative  and  Qualitative  Disclosures  About  Market  Risk

     The Company is exposed to interest rate change market risk with respect to its credit facility with a financial institution which is priced based on the prime rate of interest. At June 30, 2000, $2,690,000 was outstanding under the credit facility. Changes in the prime interest rate during fiscal 2000 will have a positive or negative effect on the Company's interest expense. Such exposure will increase accordingly should the Company maintain higher levels of borrowing during 2000.

The Company has investments in marketable securities consisting principally of its investments in Innodata Corporation and Edgar Online, Inc., both publicly traded companies listed on Nasdaq. The market value of such securities is dependent on future market conditions for these companies over which the Company has little or no control.


PART II.   OTHER INFORMATION
--------   -----------------

Item 1.     Legal Proceedings. Not Applicable.
            -----------------

Item 2.     Changes in Securities and Use of Proceeds. Not Applicable.
            -----------------------------------------

Item 3.     Defaults upon Senior Securities. Not Applicable.
            -------------------------------

Item 4.     Submission of Matters to a Vote of Security Holders. Not Applicable.
            ---------------------------------------------------

Item 5.     Other Information. Not Applicable.
            -----------------

Item 6.     (a)     Exhibits.
                    --------
          Exhibit 27. Financial Data Schedule

     (b)     Reports on Form 8-K.  The Company filed no reports on Form 8-K
             -------------------
during the quarter ended June 30, 2000.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


TRACK DATA CORPORATION





Date:    8/11/00                                 /s/
                                     --------------------------
                                     Barry Hertz
                                     Chairman of the Board
                                     Chief Executive Officer

Date:    8/11/00                                /s/
                                     --------------------------
                                     Martin Kaye
                                     Executive Vice President,
                                     Principal Financial Officer