Form 10-Q
period 2000-09-30
TRACK DATA CORP
filed 2000-11-14
CIK 922811

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



                For the quarterly period ended September 30, 2000

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of October 31, 2000 there were 63,656,209 shares of common stock outstanding.


PART I.      FINANCIAL INFORMATION

Item 1.      Financial Statements

             See pages 2-9

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

             See pages 10 - 12

Item  3.     Quantitative  and  Qualitative  Disclosures  About  Market  Risk

             See  page  13


PART II.     OTHER INFORMATION

             See page 14



                     Track Data Corporation and Subsidiaries
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                               SEPTEMBER 30,    DECEMBER 31,
                                                   2000           1999
                                               -------------   ------------
                                                 Unaudited     Derived from
                                                                 audited
                                                                financial
                                                                statements

ASSETS
CASH                                           $ 2,814,731     $ 5,665,833
ACCOUNTS RECEIVABLE - net                        1,363,127       1,541,217
MARKETABLE SECURITIES                            3,521,460       3,675,240
FIXED ASSETS - net                               5,955,685       6,680,952
INVESTMENT IN AFFILIATE                          1,492,285       1,342,285
EXCESS OF COST OVER NET ASSETS ACQUIRED - net    2,437,155       2,747,523
NET DEFERRED INCOME TAX ASSETS                     450,000         450,000
OTHER ASSETS                                     3,733,490       2,953,411
                                                ----------     -----------
TOTAL                                          $21,767,933     $25,056,461
                                               ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
     Accounts payable and accrued expenses     $ 3,971,059     $ 4,352,959
     Note payable - bank                         2,096,164       2,535,056
     Notes payable - other                         817,022         762,083
     Capital lease obligations                   1,405,071       2,006,094
     Other liabilities                             457,276         403,459
                                               -----------     -----------

                    Total liabilities            8,746,592      10,059,651
                                               -----------     -----------

STOCKHOLDERS' EQUITY
     Common stock - $.01 par value;
         300,000,000shares authorized;
         issued and outstanding,63,634,359
         shares in 2000 and 63,070,056
         shares in 1999                            636,344         630,701
     Additional paid-in capital                 26,042,199      24,944,796
     Accumulated other comprehensive income      2,107,040       2,205,144
     Deficit                                   (15,764,242)    (12,783,831)
                                               -----------     -----------

               Total stockholders' equity       13,021,341      14,996,810
                                               -----------     -----------

TOTAL                                          $21,767,933     $25,056,461
                                               ===========     ===========


        See notes to condensed consolidated financial statements






                     Track Data Corporation and Subsidiaries
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (unaudited)




                                                2000          1999
                                            -----------   -----------

REVENUES                                    $40,794,294   $34,835,084
                                            -----------   -----------

OPERATING COSTS AND EXPENSES:
     Direct operating costs                  23,014,199    20,618,258
     Selling and administrative expenses     16,952,037    13,886,889
     Marketing and advertising                4,761,871     3,776,967
     Gain on real property lease buyout            -         (350,000)
     Gain on sale of marketable securities     (912,488)         -
     Interest expense - net                     220,086       219,241
                                            -----------   -----------

                    Total                    44,035,705    38,151,355
                                            -----------   -----------

LOSS BEFORE EQUITY IN NET INCOME
    OF AFFILIATE AND INCOME TAXES            (3,241,411)   (3,316,271)

EQUITY IN NET INCOME OF AFFILIATE               261,000       255,000
                                            -----------   -----------

LOSS BEFORE INCOME TAXES                     (2,980,411)   (3,061,271)

INCOME TAXES                                       -             -
                                            -----------   -----------

NET LOSS                                    $(2,980,411)  $(3,061,271)
                                            ===========   ===========

BASIC AND DILUTED NET LOSS PER SHARE        $      (.05)  $      (.05)
                                            ===========   ===========

WEIGHTED AVERAGE SHARES OUTSTANDING          63,589,000    60,736,000
                                            ===========   ===========

ADJUSTED DILUTIVE SHARES OUTSTANDING         63,741,000    60,736,000
                                            ===========   ===========



            See notes to condensed consolidated financial statements





                     Track Data Corporation and Subsidiaries
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (unaudited)




                                                    2000         1999
                                                -----------   -----------

REVENUES                                        $14,871,050   $11,518,014
                                                -----------   -----------

OPERATING COSTS AND EXPENSES:
     Direct operating costs                       8,668,155     6,558,762
     Selling and administrative expenses          4,676,494     4,778,949
     Marketing and advertising                      400,325     2,567,850
     Gain on sale of marketable securities         (429,645)         -
     Interest expense - net                          90,759        31,272
                                                -----------   -----------

                    Total                        13,406,088    13,936,833
                                                -----------   -----------

INCOME (LOSS) BEFORE EQUITY IN NET INCOME
     OF AFFILIATE AND INCOME TAXES                1,464,962    (2,418,819)

EQUITY IN NET INCOME OF AFFILIATE                   176,000        79,000
                                                -----------   -----------

INCOME (LOSS) BEFORE INCOME TAXES                 1,640,962    (2,339,819)

INCOME TAXES                                           -             -
                                                -----------   -----------

NET INCOME (LOSS)                               $ 1,640,962   $(2,339,819)
                                                ===========   ===========

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE   $       .03   $      (.04)
                                                ===========   ===========

WEIGHTED AVERAGE SHARES OUTSTANDING              63,793,000    62,170,000
                                                ===========   ===========

ADJUSTED DILUTIVE SHARES OUTSTANDING             64,250,000    62,170,000
                                                ===========   ===========



            See notes to condensed consolidated financial statements






                     Track Data Corporation and Subsidiaries
                CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS'
                          EQUITY AND COMPREHENSIVE LOSS
                      NINE MONTHS ENDED SEPTEMBER 30, 2000
                                   (unaudited)





                                                 Accumulated
                                    Additional      Other                      Compre-
                         Common      Paid-in    Comprehensive                  hensive
                         Stock       Capital        Income        Deficit        Loss
                       ----------  -----------  --------------    -------      -------

BALANCE,
 JANUARY 1, 2000         $630,701  $24,944,796   $2,205,144    $(12,783,831)

Net loss                                                         (2,980,411)  $(2,980,411)

Issuance of common
  stock in exchange
  for investment
  in private companies      3,263      466,580

Stock options exercised     5,791    1,174,681

Purchase and retirement
  of treasury stock        (3,411)    (478,455)

Reversal of tax effect
  on stock options
  exercised                            (65,403)

Unrealized loss on
  marketable securities
  - net of taxes                                                    (98,104)      (98,104)
                                                                              -----------

Comprehensive loss                                                            $(3,078,515)
                         --------   -----------   ----------   ------------   ===========
BALANCE,
  SEPTEMBER 30, 2000     $636,344   $26,042,199   $2,107,040   $(15,764,242)
                         ========   ===========   ==========   ============


        See notes to condensed consolidated financial statements






                     Track Data Corporation and Subsidiaries
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (unaudited)

                                                   2000          1999
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                     $(2,980,411)  $(3,061,271)
  Adjustments to reconcile net
   loss to net cash used in
   operating activities:
  Depreciation and amortization                  2,433,396     2,814,963
  Services performed in exchange
   for common stock                                   -           93,750
  Equity in net income of affiliate               (261,000)     (255,000)
  Gain on sale of marketable securities           (912,488)         -
  Changes in operating assets and liabilities:
      Accounts receivable                          178,090      (214,185)
      Other assets                                  45,960        86,424
      Accounts payable and accrued expenses       (385,520)     (131,683)
      Other liabilities                            243,798       176,643
                                               -----------   -----------

        Net cash used in operating
          activities                            (1,638,175)     (490,359)
                                               -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of fixed assets                     (816,785)     (725,431)
     Loans to related parties                         -          (30,902)
     Loans to others                                13,029       (35,122)
     Net proceeds (purchase) of
        marketable securities                      443,313       (28,260)
                                               -----------   -----------

        Net cash used in investing
          activities                              (360,443)     (819,715)
                                               -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments under capital lease
       obligations                              (1,122,317)   (1,342,341)
     Net payments on note
       payable - bank                             (438,893)   (2,003,419)
     Net proceeds from notes
       payable - other                              54,939        47,639
     Net (payment) proceeds on loans from
        employee savings program                  (178,651)       79,556
     Purchase of treasury stock                   (478,246)      (23,113)
     Proceeds from issuance of stock                  -        4,976,258
     Proceeds from exercise of stock options     1,302,572     2,527,569
                                               -----------   -----------

        Net cash (used in) provided by
          financing activities                    (860,596)    4,262,149
                                               -----------   -----------

EFFECT OF EXCHANGE RATE DIFFERENCES
   ON CASH                                           8,112        (7,918)
                                               -----------   -----------

NET (DECREASE) INCREASE IN CASH                 (2,851,102)    2,944,157

CASH AND EQUIVALENTS, BEGINNING OF PERIOD        5,665,833       883,580
                                               -----------   -----------

CASH AND EQUIVALENTS, END OF PERIOD            $ 2,814,731   $ 3,827,737
                                               ===========   ===========

SUPPLEMENTAL DISCLOSURE OF CASH
   FLOW INFORMATION:
     Cash paid for:
          Interest                             $   324,393   $   265,365
          Income taxes                         $      -      $      -

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
     AND FINANCING ACTIVITIES:
     Equipment acquisitions financed by
        capital leases                         $   519,215   $   759,567
     Investment in private companies
       acquired through issuance of
       common stock                            $   469,843   $   500,000


      See notes to condensed consolidated financial statements



                     Track Data Corporation and Subsidiaries
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (unaudited)

1. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2000, and the results of operations for the three and nine month periods ended September 30, 2000 and 1999 and of cash flows for the nine months ended September 30, 2000 and 1999. The results of operations for the nine months ended September 30, 2000 are not necessarily indicative of results that may be expected for any other interim period or for the full year.

These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1999 included in the Company's Annual Report on Form 10-K. The accounting policies used in preparing these financial statements are the same as those described in the December 31, 1999 financial statements.

2. During the nine months ended September 30, 2000, options to purchase 579,134 shares were exercised at prices of $0.50 to $5.00, aggregating net proceeds to the Company of $1,180,472. During the nine months ended September 30, 2000, the Company granted options to purchase 1,155,700 shares of its common stock at $1.50 per share to its officers and employees.

3. The Company charges all costs incurred to establish the technological feasibility of a product or product enhancement to research and development expense. Research and development expenses were $251,800 and $274,358 for the nine months ended September 30, 2000 and 1999, respectively.

4.     Segment Information

The Company operates in one business segment providing real-time financial market data, fundamental research, news, charting, and analytical services to institutional and individual investors through dedicated telecommunication lines and the Internet.

The Company's revenues are derived from the following sources:





                     Three Months Ended     Nine Months Ended
                       September 30,            September 30,
                    2000          1999        2000         1999
Institutional   $ 7,947,799   $ 7,325,923  $22,529,629  $21,773,916

Individual        6,923,251     4,192,091   18,264,665   13,061,168
               ------------   -----------  -----------  -----------

                $14,871,050   $11,518,014  $40,794,294  $34,835,084
                ===========   ===========  ===========  ===========





5. The Company owns 741,360 shares of Edgar Online, Inc. ("EOL"), an Internet-based supplier of business, financial and competitive intelligence derived from U.S. Securities and Exchange Commission data. EOL completed a public offering of its common stock in May 1999. During the nine months ended September 30, 2000, the Company sold 69,212 shares of EOL, realizing a gain of $637,628. The Company carries this investment at $3,521,460, the market value at September 30, 2000. The difference between the cost and fair market value of these securities, net of deferred taxes, is classified as accumulated other comprehensive income as a component of stockholders' equity.

6. The Company has a software development agreement with Third Millennium Technology, Inc. ("TMT"), a corporation controlled by a former director of the Company. Fees paid to TMT consist of a declining scale fee per user of the Company's myTrack service and certain additional fees are payable in connection with revenues from online trading. Such fees amounted to $132,976 and $70,217 for the nine months ended September 30, 2000 and 1999, respectively. In addition, the Company paid a termination fee of $40,000 during the second quarter of 2000. Under the termination agreement, monthly fees continue through June 2001.

Until August 2000, the Company offered online trading through its myTrack service utilizing Track Securities Corporation ("TSC") as its broker-dealer. TSC is a broker-dealer owned and operated by a director of the Company. The Company licensed its myTrack trading system to a subsidiary of TSC. The Company received $2.25 per trade pursuant to the agreement, which aggregated $2,279,878 in 2000. In addition, TSC pays a share of the marketing and advertising costs incurred by the Company, which aggregated $775,304 in 2000. At September 30, 2000, the amount due from TSC of $880,187 is included in other assets and was paid in October, 2000. Further, the director has a five-year consulting agreement with the Company pursuant to which he is to be paid an annual fee of the greater of $50,000 or 5% of the after-tax earnings, if any, from trading activities. The fee was $37,500 for the nine months ended September 30, 2000. The Company obtained its own broker-dealer license and after registration in all states terminated the license agreement with TSC.

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

8. Since obtaining its broker-dealer license and registration in all of the states, the Company earns commissions as an introducing broker for the transactions of its customers. Commissions and related clearing expenses are recorded on a trade-date basis as securities transactions occur. The Company's customer securities activities are transacted on either a cash or margin basis. In margin transactions, the clearing brokers extend credit to the Company's customers, subject to various regulatory margin requirements, collateralized by cash and securities in the customers' accounts. However, the Company is required to either obtain additional collateral or to sell the customer's position if such collateral is not forthcoming. The Company is responsible for any losses on such margin loans, and has agreed to indemnify its clearing broker for losses that the clearing broker may sustain from the customer accounts introduced by the Company.

9.     Comprehensive income (loss) is as follows:




                             Three Months Ended        Nine Months Ended
                                September 30,            September 30,
                             2000         1999          2000        1999

Net income (loss)         $1,640,962  $(2,339,819)  $(2,980,441)  $(3,061,271)
Unrealized gain
  (loss) on marketable
   securities-net
   of taxes                  599,291      (155,098)      (98,104)    2,060,582
                          ----------   -----------   -----------  ------------
Comprehensive
  income (loss)           $2,240,253   $(2,494,917)  $(3,078,515)  $(1,000,689)
                          ==========   ===========   ===========  ============





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


Results  of  Operations

Three  Months  ended  September  30,  2000  and  1999

     Revenues for the three months ended September 30, 2000 and 1999 were $14,871,050 and $11,518,014, respectively, an increase of 29%. The revenue increase in 2000 is due to myTrack's online trading and market data services. The Company obtained its own broker-dealer license and its registration in all of the states by August 2000. Prior thereto, trading revenues include only revenues from the licensing of its trading system, rather than a full amount of commissions paid by customers, which represented approximately $1,993,000 of the total increase.

     Direct operating costs were $8,668,155 for the three months ended September 30, 2000 and $6,558,762 for the similar period in 1999. Direct operating costs as a percentage of revenues were 58% in 2000 and 57% in 1999. Direct operating costs include direct payroll, direct telecommunication costs, computer supplies, depreciation and equipment lease expense and the amortization of software development costs. Since August 2000 when the Company commenced recording the full commissions from customers, direct costs also include costs of clearing, back office payroll and other direct broker-dealer expenses.

     Selling and administrative expenses were $4,676,494 and $4,778,949 in the 2000 and 1999 periods, respectively. The decrease in 2000 compared to 1999 was principally due to the reclassification of certain payroll and related expenses for myTrack's online trading services after receiving its broker-dealer license and state registrations. Selling and administrative expenses as a percentage of revenues was 31% in 2000 and 41% in 1999 due principally to the higher revenues in 2000.

     Marketing and advertising costs decreased significantly in 2000 to $400,325 from $2,567,850 in 1999. The decrease in 2000 was primarily due to the Company's decision to reduce television advertising for its online trading in the third quarter, reduced agency fees and reduced marketing for certain other products.

     In the third quarter of 2000, the Company realized a net gain of $429,645 from the sale of marketable securities, principally from Innodata Corporation. Interest expense increased to $90,759 from $31,272 in the third quarter of 2000 compared to 1999 due to increased borrowings.

     As a result of the above mentioned factors, the Company realized income before equity in net income from an affiliate of $1,464,962 in the 2000 period compared to a loss of $(2,418,819) in 1999.

     The equity in net income from an affiliate was $176,000 and $79,000 in 2000 and 1999, respectively.


Nine Months ended September 30, 2000 and 1999

     Revenues for the nine months ended September 30, 2000 and 1999 were $40,794,294 and $34,835,084, respectively, an increase of 17%. The revenue increase in 2000 is due principally to myTrack's online trading and market data services. The Company obtained its own broker-dealer license and its registration in all of the states by August 2000. Prior thereto, trading revenues include only revenues from the licensing of its trading system, rather than a full amount of commissions paid by customers.

     Direct operating costs were $23,014,199 for the first nine months of 2000 and $20,618,258 for the similar period in 1999, an increase of 12%. Since August 2000 when the Company commenced recording the full commissions from customers, direct costs include costs of clearing, back office payroll and other direct broker-dealer expenses. Direct operating costs as a percentage of revenues were 56% in 2000 and 59% in 1999.

     Selling and administrative expenses were $16,952,037 and $13,886,889 in the 2000 and 1999 periods, respectively, an increase of 22%. Selling and administrative expenses as a percentage of revenues was 42% in 2000 and 40% in 1999. The dollar and percentage increase in 2000 compared to 1999 was principally due to increased payroll and related expenses for myTrack's online trading and market data services. Online trading was first introduced in the second quarter of 1999.

     Marketing and advertising costs increased significantly in 2000 to $4,761,871 from $3,776,967 in 1999. These costs were incurred in connection with the Company's myTrack online trading and market data systems. The level of expenditures in the third quarter of 2000 was substantially below the expenditures in the first half of 2000. Such reduced amounts are expected to continue in the fourth quarter.

     In 1999, the Company relocated certain of its personnel to other office space and realized a gain on the landlord buy-out of the lease of approximately $350,000.

     In 2000, the Company realized a gain of approximately $912,488 on the sale of certain shares of Edgar Online, Inc., Innodata Corporation and other miscellaneous marketable securities.

     As a result of the above mentioned factors, the Company realized a loss before equity in net income from an affiliate of $(3,241,411) in the 2000 period compared to a loss of $(3,316,271) in 1999.

     The equity in net income from an affiliate was $261,000 and $255,000 in 2000 and 1999, respectively.

Liquidity and Capital Resources

     During the nine months ended September 30, 2000 cash used by operating activities was $1,638,175 compared to cash used in operating activities of $490,359 in the nine months ended September 30, 1999. The increase in 2000 was primarily due to the greater loss from operations in that period, after excluding a gain on marketable securities. Cash flows used in investing activities was $360,443 and $819,715 for the nine months ended September 30, 2000 and 1999, respectively. Cash flows from investing activities in 2000 included net proceeds from the sale of marketable securities of $443,313. Cash flows used in financing activities in the nine months ended September 30, 2000 was $860,596 compared to cash flow from financing activities of $4,262,149 in the 1999 period. The 1999 period included proceeds from the sale of the Company's common stock of $4,976,258.

     The Company has a line of credit with a bank. The line is collateralized by the assets of the Company and is guaranteed by its principal stockholder. Interest is charged at 1.75% above the bank's prime rate and is due on demand. The Company may borrow up to 80% of eligible accounts receivable and is required to maintain a compensating balance of 10% of the outstanding loans. The line of credit is sufficient for the Company's present cash requirements. The Company reduced its advertising costs in the third quarter and continues to do so in the fourth quarter and may seek additional financing and or dispose of certain of its marketable securities to support increased advertising costs in the future. There are no major capital expenditures anticipated beyond the normal replacement of equipment and additional equipment to meet customer requirements.

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

Quantitative and Qualitative Disclosures About Market Risk

     The Company is exposed to interest rate change market risk with respect to its credit facility with a financial institution which is priced based on the prime rate of interest. At September 30, 2000, $2,096,164 was outstanding under the credit facility. Changes in the prime interest rate during fiscal 2000 will have a positive or negative effect on the Company's interest expense. Such exposure will increase accordingly should the Company maintain higher levels of borrowing during 2000.

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


PART  II.  OTHER  INFORMATION

Item  1.  Legal  Proceedings.  Not  Applicable

Item  2.  Changes  in  Securities.  Not  Applicable

Item  3.  Defaults  upon  Senior  Securities.  Not  Applicable

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders.

     The following matters were voted on at the October 26, 2000 Annual Meeting of Stockholders. The total shares voted were 49,255,508.





                              For     Against  Abstain
                          ----------  -------  -------

Election of Directors:
  E. Bruce Fredrikson     48,940,823  314,685
  Barry Hertz             48,889,927  365,581
  Martin Kaye             48,946,273  309,235
  Isaac Schlesinger       48,940,823  314,685
  Jack Spiegelman         48,944,073  311,435
  Stanley Stern           48,875,023  380,485

Appointment of Auditors:  48,987,726  146,542   121,24





Item  5.  Other Information.  Not Applicable.

Item  6.  (a)     Exhibits.
                  Exhibit  27. Financial Data Schedule.

          (b)     Reports on Form 8-K. None.



                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


TRACK DATA CORPORATION





Date:      11/13/00                   /s/
           --------           ----------------------------
                                   Barry Hertz
                                   Chairman of the Board
                                   Chief Executive Officer

Date:      11/13/00                   /s/
           --------           ----------------------------
                                   Martin Kaye
                                   V.P. Finance,
                                   Principal Financial Officer