Form 10-K
period 2000-12-31
TRACK DATA CORP
filed 2001-03-30
CIK 922811

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(Mark One)
/x/     Annual report under section 13 or 15(d) of the securities exchange act of 1934
                   For the fiscal year ended December 31, 2000

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K./x/

State the aggregate market value of the voting stock held by non-affiliates of the Registrant based on the closing price of the Company's Common Stock on March 7, 2001 of $1.00 per share. $36,629,000.

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
   64,210,955 shares of common stock, $.01 par value, as of February 28, 2001


                       DOCUMENTS INCORPORATED BY REFERENCE
                             [SEE INDEX TO EXHIBITS]


                                     PART I

Item  1.  Business

     Track Data Corporation (the "Company" or "TDC") is a financial services company that owns Track Data Securities Corp. ("TDSC"), a registered securities broker-dealer and member of the National Association of Securities Dealers, Inc. TDC provides a proprietary, fully integrated Internet-based online trading and market data system, myTrack. TDC provides real-time financial market data, fundamental research, charting, and analytical services to institutional and individual investors through dedicated telecommunication lines and the Internet. TDC also disseminates news and third-party database information from more than 100 sources worldwide.

     The Company has delivered mission critical information to the most demanding customers in the investment community since 1981. Market data is delivered direct from the original sources (such as the exchanges) to the Company's facilities, where the data is simultaneously redistributed to its customers. myTrack operates through the use of a proprietary application software. Once the user is attached to the Company's host server, the connection link is constant, like an open telephone connection. This allows the system to provide dynamically updating stock quotes and news and to immediately respond to all queries. Utilizing myTrack's built-in trading platform allows the user to enter a trade that is received by the Company's server instantaneously, as the connection is the same one that is already connected for myTrack. The Company believes this is a competitive advantage over other trading systems that require a new connection to a server every time information is requested or sent.

     Since August 2000, the Company has been offering online trading through its wholly owned broker-dealer subsidiary, TDSC. Prior thereto, the Company offered online trading since June, 1999 utilizing Track Securities Corporation ("TSC") as its broker-dealer. TSC is a broker-dealer owned and operated by a director of the Company. The Company licensed its myTrack trading system to a subsidiary of TSC. The Company received $2.25 per trade pursuant to the agreement. The Company terminated this relationship with TSC in August 2000 and transferred the trading accounts from TSC to TDSC. See Item 13, Certain Relationships and Related Transactions.

     On March 31, 1996, Track Data Corporation ("Track"), a principal stockholder of Global Market Information, Inc. ("Global"), merged into Global (the "Merger") and the name of Global was changed to Track Data Corporation. On November 7, 1997, Barry Hertz, Chairman and principal stockholder of the Company, transferred his 100% ownership in Newsware, Inc. ("NW"), a provider of online news information, to the Company for no further consideration. For accounting purposes, the Merger in 1996 and the subsequent contribution of NW in 1997 were treated as combinations of entities under common control similar to pooling-of-interests. Accordingly, the historical financial position and results of operations of Track, Global, and Newsware have been combined for all periods presented.

     The Company maintains offices in the U.S. and Europe, with executive offices located at 56 Pine Street, New York, New York 10005 and at 95 Rockwell Place, Brooklyn, New York 11217. Its telephone number is 212-943-4555 or 718-522-7373.

     TDC's operations are classified in two business segments: Internet-based online trading and market data services to the non-professional individual investor community, and market data services to the institutional professional investment community. See Note H of Notes to Consolidated Financial Statements.

INTERNET-BASED ONLINE TRADING AND MARKET DATA SERVICES TO THE NON-PROFESSIONAL INDIVIDUAL INVESTMENT COMMUNITY

     The evolution of the Internet has fundamentally changed the way in which many investors manage their financial affairs. The speed, convenience, choice, cost savings, and information that the Internet offers as an investment tool has driven investor assets online. TDC anticipates a continuation in this trend.

     TDC combined its strength for 20 years in delivering market data and third-party market information to the professional trading community with a unique order entry system to create a proprietary trading system, myTrack. myTrack has offered its software-based online trading system since June 1999. Since myTrack is a client-server application, it is not restricted by the limitations of HTML, the primary programming language of the worldwide web. With trading systems that use HTML, displayed data remains static until a query is repeated. In contrast, myTrack delivers and automatically updates a continuous, dynamic stream of live market data to the client's screen. TDC believes this difference gives myTrack a substantial edge over the web site-based trading offered by the vast majority of online brokerage firms.

     Another advantage myTrack has is that it is a direct access broker. Direct access means myTrack clients have the choice to have their trades routed directly to the exchange, market maker, or electronic communication network ("ECN") of their choice. Our smart order routing system will select routing for those traders who do not wish to select on their own. As a result, TDC believes trades can be executed more quickly than if the trade is routed through a third market firm or an online brokerage firm's trading desk, as is the case with a number of other trading systems. The order entry section can be preset for size and type of order. The client can use a mouse to click the bid or ask price of a security and either close out an open position or add to an existing one. If the user clicks the bid or ask price of the security, the order screen will appear pre-configured to buy or sell.

     myTrack clients may place bids or offers onto an ECN which will also appear in the Nasdaq Market Maker Level 2 screen with the corresponding price and size of the order. This gives myTrack clients an advantage in attempting to execute orders in between the bid and asked prices of Nasdaq securities.

     TDC has targeted active traders and other active investors. TDC believes that myTrack is well-suited to satisfy their requirements. During the second quarter, TDC expects to release its new trading software, "DayTrader," that will contain further features and enhancements to satisfy the hyperactive trader community. TDC has established competitive rates and offered a broad range of supplementary information and data services. TDC is marketing myTrack by targeting active traders through advertisements on TV, in print, and online, plus direct mail, telemarketing, and other marketing. TDC's marketing efforts include advertisements on financial TV networks, in financial publications, and various other regional and national publications that have a demographic similar to myTrack's target market. TDC also advertises and promotes myTrack through Internet web site and banner advertisements.


myTrack Services

     Trading Access: In addition to the myTrack software, users can access myTrack trading through the myTrack web site, a Palm or other PDA, a web-enabled cellular phone, or two-way pager. myTrack delivers free streaming delayed quotes and unlimited free real-time extended quotes, as well as breaking company news, a trade by trade log, charting for technical analysis and a proprietary library of intra-day market statistics.

     Commission Rates: Trading is offered at prices starting at $12.95 per trade. Volume trading rebates can result in trade costs as low as $8.20 per trade.

     myTrack Market Data: myTrack provides access to comprehensive information on stocks, options, indices, and news, including bid and ask prices, charts, research and other information for any listed or Nasdaq-traded stock, many OTC-BB stocks, as well as the ability to establish and track securities, cash, margin and buying power positions on a real-time basis. myTrack's clients can arrange the display and configuration of data on their computer screens using a menu and tool bar, which are generally utilized in the Windows operating system.

      Market Data Pricing: Real-time quotes, news, charting and technical analysis are available in various pay packages from $19.95 per month plus exchange fees to $95.00 per month (including Nasdaq Level II) plus exchange fees. Volume trading can result in rebates equivalent to the service plan charges.

     Customer Service: Client services for all levels of online service, including trading, administrative, and technical support, are among TDC's highest priorities. Based on TDC's experience in the industry and client feedback, the Company believes that providing an effective client service team to handle client needs is critical to its success. TDC's Client Service department helps clients get online, handles product and service inquiries and addresses all brokerage and technical questions. The Client Service department also conducts various surveys to verify the satisfaction of our clients and to learn more about client preferences and requirements. Live client support is available 12 hours a day, from 8:00 AM to 8:00 PM Eastern Time, Monday through Friday.


Operations:

Clearing and Order Processing

     TDC does not hold any funds or securities of its clients nor execute securities transactions. TDC clears all transactions for its clients, on a fully disclosed basis, with Penson Financial Services, Inc.

     TDC's agreement provides that the clearing broker process all securities transactions for TDC's clients for a fee. Services of the clearing broker includes billing and credit control and receipt, custody and delivery of securities, for which TDC pays a per-ticket charge. TDC has agreed to indemnify and hold the clearing broker harmless from certain liabilities or claims, including claims arising from the transactions of its clients, which could be material in amount. TDC's clearing agreement may be terminated by either party, upon 45 days' written notice. TDC relies on the operational capacity and the ability of the clearing broker for the orderly processing of transactions.

     Clients' securities transactions are effected on either a cash or margin basis. In connection with margin transactions, credit is extended to a client, collateralized by securities and cash in the client's account, for a portion of the purchase price. The client is charged for margin financing at interest rates based on the broker call rate plus an additional amount of up to 2.50%. The broker call rate, also known as the "Call Money Rate," is the prevailing interest rate charged by banks on secured loans to broker-dealers.

     Margin lending is subject to the margin rules of the Board of Governors of the Federal Reserve System. Margin lending subjects TDC to the risk of a market decline that would reduce the value of collateral below the client's indebtedness before the collateral can be sold. Under applicable rules, in the event of a decline in the market value of the securities in a margin account, the client is required to deposit additional securities or cash in the account.


Network Infrastructure

     TDC's external network consists of a series of routers and other Internet-networking equipment, myTrack, mail, web and File Transfer Protocol
(ftp) servers; these servers are connected to TDC's internal (i.e. protected) network. This permits a moderated connection to TDC's intranet, so that any computer that can connect to the Internet can access authorized services.

     Any individual with a personal computer who has a connection to the Internet and has Windows compatible software can subscribe to myTrack. Once an account is opened, the client downloads myTrack software and is given a unique user name and password. The client then logs onto TDC's myTrack servers. The myTrack servers connect to market data and order servers.

     myTrack employs a proprietary protocol to communicate between the client and the server. Conventional mail, web and ftp servers are used to download software, provide a public access to a chat function and to exchange mail with internal mail servers and prevents virus-infected files or messages from reaching the internal network. Logins to myTrack servers are validated by a permission server Once the permission server allows the client to establish a connection to a myTrack server, the connection between the client and server is maintained until the client requests it be terminated or until the system determines that the connection is no longer efficient or is inoperable.

     TDC's technology is supported by an internal staff of programmers, developers, and operators 24 hours a day, seven days a week. The programming staff is supplemented by a team of quality control analysts, web page developers, technical writers, and design specialists who ensure the final product is user-friendly and dependable. In addition to supporting the systems, the staff continually enhances software and hardware and develops new services. Software is designed to be versatile and easily adaptable to new and emerging technologies.

     The order servers accept buy/sell or sell short messages from the client application and qualifies the order according to a number of business rules. Once an order is qualified, it is sent to the exchange of choice and messages are sent to update the database. This update offers the client real-time account positions, buying power and profit and loss calculations. All transactions for the day are processed for delivery to the clearing firm.


Account Security

     TDC uses a combination of proprietary and industry standard security measures to protect clients' assets. Clients are assigned unique account numbers, user identifications and passwords. In accordance with standard industry practices, telephone orders require authentication via personal identification number/password and/or other personal information. In addition, TDC's trade processing system is designed to compare the accounts database with the clearing firm's account information on a daily basis to detect any discrepancies.

     Firewalls and other software limit not only system access to the authorized users, but also limit the authorized users to specifically approved applications. This filter-software prevents unauthorized access to critical areas of the system such as account information. Furthermore, public access servers, such as e-mail, chat services and the file transfer protocol, are in a network entirely separate from the rest of TDC's systems.

     TDC has implemented special policies relating to the transfer or withdrawal of funds by clients to prevent unauthorized withdrawals. Checks will only be made out in the account holder's name and wire transfers will only be sent to a bank account in the account holder's name.


Securities Regulation

     Track Data Securities Corp. is a broker-dealer registered with the SEC and NASD and is licensed as a broker-dealer in 50 states.

     The securities industry in the United States is subject to extensive regulation under federal and state laws. In addition, the SEC, NASD, other self regulatory organizations, such as the various stock exchanges, and other regulatory bodies, such as state securities commissions, require strict compliance with their rules and regulations. As a matter of public policy, regulatory bodies are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of clients participating in those markets, and not with protecting the interests of the Company's stockholders.

     Broker-dealers are subject to regulations covering all aspects of the securities business, including sales methods, trade practices among broker-dealers, use and safekeeping of clients' funds and securities, capital structure, record keeping and the conduct of directors, officers and employees. Because of the recent increase in the number of complaints by online traders, the SEC, NASD and other regulatory organizations may adopt more stringent regulations for online firms and their practices. If TDC fails to comply with any laws, rules or regulations, the Company could be censured, fined, issued a cease-and-desist order or TDSC or its officers and employees could be suspended or expelled.


Net Capital Requirements

     The SEC, NASD, and various other regulatory agencies have stringent rules requiring the maintenance of specific levels of net capital by securities brokers, including the SEC's uniform net capital rule, which governs TDSC. Net capital is defined as assets minus liabilities, plus other allowable credits and qualifying subordinated borrowings less mandatory deductions that result from excluding assets that are not readily convertible into cash and from valuing other assets, such as a firm's positions in securities, conservatively. Among these deductions are adjustments in the market value of securities to reflect the possibility of a market decline prior to disposition.

     As of December 31, 2000, TDSC was required to maintain minimum net capital, in accordance with SEC rules, of approximately $181,000 and had total net capital of $345,000, or approximately $164,000 in excess of minimum net capital requirements.

     If TDSC fails to maintain the required net capital TDSC may be subject to suspension or revocation of registration by the SEC and suspension or expulsion by the NASD and other regulatory bodies, which ultimately could require TDSC's liquidation. In addition, a change in the net capital rules, the imposition of new rules, a specific operating loss, or any unusually large charge against net capital could limit those operations of TDSC that require the intensive use of capital and could limit its ability to expand its business.


Other Internet-Based Market Data Services To Individual Non-Professional Market

AIQ Systems

     AIQ Systems is an industry leader in developing artificial intelligence
(AI) based stock market analysis and charting software for personal computers. By simulating the reasoning of top market technicians, AIQ's "Expert Systems" delivers trading signals and valuable market insight, as well as state-of-the-art technical charting and screening capabilities. AIQ's customer list consists of thousands of individual and professional investors worldwide who rely on AIQ's accurate and unique timing information for their daily trading decisions.

     AIQ currently publishes three primary expert systems for market trading. AIQ MarketExpert or Prochart is an introductory level charting and analysis package used in conjunction with a professional data feed used by individual investors, brokers, and institutions worldwide.

     AIQ's most popular product is AIQ TradingExpert for Windows. This advanced analysis package includes market timing, stock timing, and industry group analysis capabilities. TradingExpert retails for $995. Recently, AIQ and myTrack joined forces to give investors the design and testing tools required to uncover profitable trading systems with myTrack's delayed and real-time quotes and news and Dial/Data's historical and end of day data. In addition, the 32-bit TradingExpert Pro contains state-of-the-art charting, industry group analysis, market timing, reports and screening, and portfolio management. AIQ offers this package for monthly fees starting at $59 for delayed quotes and $79 plus exchange fees for real-time quotes. AIQ waives the purchase price for users that sign up for one of these monthly packages.

      AIQ's OptionExpert is an option data and evaluation system that uses the Internet to deliver real-time option chains, data and analysis. OptionExpert is offered in conjunction with myTrack's Internet-based online trading and market data system. OptionExpert delivers the tools necessary to identify, analyze, and track profitable options strategies. OptionExpert can be used as a stand-alone program, or combined with AIQ's award winning TradingExpert. AIQ is offering OptionExpert bundled with myTrack for monthly fees starting at $59 plus exchange fees for real-time data. Separately, OptionExpert is $39 per month. All packages include unlimited historical data and news.

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

     Pricing and Customers: Customers who subscribe to Dial/Data pay a flat monthly rate that ranges from $15 to $85, depending on the type of data received. At December 31, 2000 and 1999, there were approximately 9,000, and 14,000 customers, respectively. Customers pay for their services primarily by permitting the Company to charge their credit cards. Customers may terminate Dial/Data services at any time.


Marketing

     TDC is marketing myTrack by targeting active traders through advertisements on TV, in print, and online, plus direct mail, telemarketing, and other marketing. TDC's marketing efforts include advertisements on financial TV networks, in financial publications, and various other regional and national publications that have a demographic similar to myTrack's target market. TDC also advertises and promotes myTrack through Internet web site and banner advertisements.

     AIQ Systems markets its software products through direct mail, the Internet, print advertising and seminars.

     The marketing effort for the Dial/Data service is directed towards the software vendors who offer analytic programs for the individual investor. By agreeing to provide royalties to these vendors, the Company seeks to encourage these vendors to make their programs compatible with the Company's databases, and to encourage customers to select the Company's databases in preference to databases made available by others.


Competition

     The Company's myTrack online trading service competes with services offered by online brokers, many of which have substantially greater resources. The market for brokerage services is rapidly evolving and intensively competitive. The Company expects competition to continue and intensify in the future. The Company faces direct competition from other discount brokerage firms, many of which provide touch-tone telephone and online brokerage services but do not maintain significant branch networks. The Company also encounters competition from established full commission brokerage firms whose pricing and Internet strategies are continuing to evolve and who could elect to market the same types of services offered by the Company. In addition, the Company competes with financial institutions, mutual fund sponsors and other organizations, some of which provide (or may in the future provide) electronic and other discount brokerage services.

     The Company believes its competition consists of large and small brokerage firms, utilizing the Internet to transact retail brokerage business. Among these competitors are E*Trade Group, Inc., Charles Schwab & Co., Inc., Quick & Reilly, Inc., TD Waterhouse, Inc., Fidelity Brokerage Services, Inc. and Datek Securities Corp. The Company also faces competition for customers from full-commission brokerage firms, including Morgan Stanley Dean Witter & Co., Merrill Lynch, UBS Paine Webber, and Salomon Smith Barney, as well as financial institutions and mutual funds.

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


Intellectual Property Rights

     TDC relies on a combination of copyright, trademark and trade secret laws and non-disclosure agreements to protect its proprietary technologies, ideas, know-how and other proprietary information. TDC holds a United States trademark registration for the myTrack name. TDC has no patents or registered copyrights. Third parties may copy or otherwise obtain and use TDC's proprietary technologies, ideas, know-how and other proprietary information without authorization or independently develop technologies similar or superior to its technologies. Policing unauthorized use of our technologies and other intellectual property is difficult, particularly because the global nature of the Internet makes it difficult to control the ultimate destination or security of software or other data transmitted.



MARKET DATA SERVICES TO THE INSTITUTIONAL PROFESSIONAL INVESTMENT  COMMUNITY

MarkeTrack

     MarkeTrack offers significant real-time quote processing and analytical features, and has become distinguished over time for its ability to consistently deliver real-time, market sensitive information. The service provides domestic and international market information, dynamically updating quotelines, options and futures displays, real-time spreadsheets, tick-by-tick updating graphics, news services and third-party databases, user-defined screen layouts, access to back-office order and execution services, and over 20 years of graphical price history. It allows users to calculate theoretical values of options and determine the most beneficial investment strategy through calculating returns on alternative investments, including options and futures. In addition, users are able to download real-time data to both Microsoft Excel and Lotus 1-2-3 spreadsheet applications, which allows the users to create individually tailored financial applications to meet specific needs without additional programming. MarkeTrack 98 provides essentially the same service through the Internet.

     The service provides investment professionals the ability to easily and rapidly analyze, on a single service terminal, large volumes of real-time prices, third-party databases, historical information and news services to support split second trading decisions. It runs under Windows NT, DOS and UNIX operating systems on a wide variety of personal computer and workstation platforms.

     Pricing and Customers: Customers are charged a monthly service fee and a communications or location charge that typically varies with the location and size of the customer's installation. Service charges vary with the number and types of functions to which an individual subscribes, and are typically between $250 and $600 per month per user. Typically subscribers who execute a subscriber agreement contract that specifies both term and quantity of users may receive pricing discounts for multi-year contracts. Such agreements allow subscribers to receive services at a known cost and ensure TDC of a recurring revenue stream into the future.

     MarkeTrack currently serves over 3,000 customers in trading and institutional investment management positions. Customers include floor traders, block traders, market makers, OTC traders, options specialists, head traders, arbitrageurs and hedge fund managers.


NewsWatch Service

     The market focus of NewsWatch is the business professional who "must know first." It may be a trader, banker, research analyst, investment relations professional, corporate executive, or any "knowledge worker" who needs real-time information for making day-to-day business decisions. The service provides enterprise wide solutions to corporations needing to deliver external/internal real-time information to their "knowledge workers," leveraging internal networks and/or intranets. The service includes a high-speed consolidated news ticker, an NT-resident database with full-text indexing, access to a variety of third-party databases, and multiple domestic/international exchanges, all via a state of the art user-friendly presentation environment.

     NewsWatch also provides a browser-based interface, bringing all the advantages of the Company's news collection and delivery service to the web environment. It is particularly appropriate for corporations who are comfortable with browser technology and need access to real-time business news for their end-user population via an internal intranet or the World Wide Web.

     Pricing and Customers: Customers are charged a monthly service fee and a communications or location charge, which typically varies with the location and size of the customer installation. Service charges vary with the number and types of functions/news sources to which the user subscribes. A typical installation is approximately $300/month at the 5-user level and is scaled down with increased users at a location.


Marketing

     MarkeTrack competes in several highly competitive segments of the on-line real-time financial information marketplace: equity, options and futures trading; and the investment management segments of the professional investment community. The equities, options, and futures trading segment of this market is comprised of approximately 30,000 professionals who spend an estimated $150 million per year on financial information, and the investment management segment is comprised of approximately 60,000 professionals who spend an estimated $320 million per year on financial information. TDC's focus is on the premium end of these trading markets, appealing to institutional sales people, arbitrageurs, market makers and traders. TDC estimates that the premium segment of the trading market consists of approximately 16,000 terminals, of which its share is approximately 18%.

     These services, as well as the NewsWatch service, are marketed primarily through a dedicated sales force, including 12 full-time regional sales persons in the U.S. and an international sales staff of 2 full-time sales persons. All services and new business are sold directly, often as a result of on-site presentations and service demonstrations.

     In addition to its dedicated sales force, TDC maintains relationships with a number of brokerage firms that actively sell TDC's services to the money management side of the industry for "soft dollars." In a soft dollar arrangement, the brokerage firm pays TDC in cash for services delivered to the money managers. These brokerage firms are typically also customers of TDC.

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


Limited Proprietary Information

     The financial information which is made available by the Company for its MarkeTrack, myTrack, myTrack Pro, Dial/Data and NewsWatch services can be purchased from third-party sources and is not proprietary. The Company maintains proprietary economic and historical financial databases. The Company protects its proprietary information with standard secrecy agreements.

     MarkeTrack, NewsWatch, MarkeTrack 98, myTrack, myTrack Pro and Dial/Data are registered service marks owned by the Company. AIQ has registered trademarks for StockExpert, MarketExpert, OptionExpert and TradingExpert, as well as Opening Bell for its newsletter.


Research and Development

     Expenditures for research and development incurred primarily to establish technological feasibility of a product or for product enhancement were $324,000, $364,000 and $356,000 for the years ended December 31, 2000, 1999 and 1998, respectively.


Employees

     The Company employed approximately 265 persons on a full time basis as of December 31, 2000. The Company believes that its relationship with its employees is satisfactory.


Item 2. Properties

     The Company's executive offices are located at 56 Pine Street, New York, New York and 95 Rockwell Place, Brooklyn, New York. The Company maintains office space and data centers at locations in New York, NY, Brooklyn, NY and Chicago, IL. The Brooklyn, NY location is leased from a family partnership controlled by the Company's Chairman. The annual rental of approximately 36,000 square feet is approximately $540,000. The lease expires in April 2001. The Company believes that the terms of this lease are at least as favorable to it as terms which it would have obtained in a comparable transaction with unaffiliated persons.

     The Company leases its New York, NY property comprising 16,800 square feet from an unaffiliated third party through February 2005 with base rent of $250,000, subject to annual increases of 2.5% plus payment for electric and a share of increases in taxes.

     The Company maintains sales and/or service offices for its institutional customers in Chicago, IL, Los Angeles, CA, San Francisco, CA, Boston, MA, Incline Village, NV, Philadelphia, PA, Dallas, TX, Minneapolis, MN, Boca Raton, FL and Toronto and Montreal, Canada with aggregate annual rentals of $511,000 expire at various dates through 2004. The Company also maintains a full service office in London, England under a lease for annual rentals of $149,000 expiring in 2004.

     The Company's facilities are fully utilized and are suitable and adequate for their purpose.


Item 3. Legal Proceedings

     There is no material litigation pending to which the Company is a party or of which any of its property is the subject.


Item 4. Submission of Matters to a Vote of Security Holders

     The Company held its Annual Meeting on October 26, 2000. The results of matters voted at that Meeting were reported in Part II, Item 4 of the Company's Form 10-Q for the period ended September 30, 2000.


                                     PART II


Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

     The Company's Common Stock is quoted on the Nasdaq National Market System under the symbol "TRAC." On February 28, 2001, there were 229 stockholders of record of the Company's Common Stock based on information provided by the Company's transfer agent. Virtually all of the Company's publicly held shares are held in "street name" and the Company believes the actual number of beneficial holders of its Common Stock to be approximately 25,000.

     The following table sets forth the high and low sales prices for the Company's Common Stock as reported on Nasdaq NMS. The prices give retroactive effect to two-for-one stock splits paid on November 17, 1999 and December 29, 1999.





                      Common Stock
                       Sale Price

                       High      Low
   1999
First Quarter         3--3/4    1--3/8
Second Quarter        8--1/8  2--25/64
Third Quarter        3--1/32    2--1/8
Fourth Quarter            12  1--19/32

   2000
First Quarter        12--1/4         6
Second Quarter       8--7/32   1--7/64
Third Quarter         2--1/4     15/16
Fourth Quarter      1--15/32       5/8


Dividends

     The Company has never paid cash dividends on its Common Stock and does not anticipate that it will do so in the foreseeable future. The future payment of dividends, if any, on the Common Stock is within the discretion of the Board of Directors and will depend on the Company's earnings, its capital requirements, financial condition, and other relevant factors. On October 31, 1999 and December 13, 1999, the Company declared two-for-one stock splits in the form of stock dividends payable on November 17, 1999 and December 29, 1999 to stockholders of record on November 10, 1999 and December 22, 1999, respectively.


Item 6. Selected Financial Data



Year Ended December 31,                            2000      1999      1998     1997      1996
                                                      (in thousands, except per share data)

SERVICE FEES AND REVENUE                        $58,767   $46,620   $46,473  $47,631   $48,031
                                                -------   -------   -------  -------   -------
COSTS AND EXPENSES:
     Direct operating costs                      31,484    26,989    26,466   25,629    26,283
     Selling and administrative expenses         21,564    19,290    18,147   18,676    19,895
     Marketing and advertising                    5,472     5,684     1,302      734       930
     Other income                                (1,429)     (350)     -        -         (288)
     Interest expense (net of interest income)      288       270       508      719     1,008
                                                -------   -------   -------  -------   -------
                    Total                        57,379    51,883    46,423   45,758    47,828
                                                -------   -------   -------  -------   -------
INCOME (LOSS) BEFORE EQUITY IN NET INCOME
     (LOSS) OF AFFILIATE AND INCOME TAXES         1,388    (5,263)       50    1,873       203

EQUITY IN NET INCOME (LOSS) OF AFFILIATE            718       275       326   (1,146)     (184)
                                                -------   -------   -------  -------   -------
INCOME (LOSS) BEFORE INCOME TAXES                 2,106    (4,988)      376      727        19

INCOME TAXES                                         47        60       158      299       526
                                                -------   -------   -------  -------   -------
NET INCOME (LOSS)                               $ 2,059   $(5,048)  $   218  $   428   $  (507)
                                                =======   =======   =======  =======   =======
BASIC AND DILUTED NET INCOME (LOSS) PER SHARE      $.03     $(.08)     $.00     $.01     $(.01)
                                                   ====     =====      ====     ====    ======
WEIGHTED AVERAGE SHARES OUTSTANDING              63,660    61,229    58,224   58,220    58,488
                                                =======   =======   =======  =======   =======

December 31,                                       2000      1999      1998     1997      1996
                                                                   (In thousands)
TOTAL ASSETS                                    $24,479   $25,056   $18,591  $18,312   $20,679
TOTAL LIABILITIES                                 7,747    10,060     9,979   11,683    14,743
STOCKHOLDERS' EQUITY                             16,732    14,996     8,612    6,629     5,936






Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations

Years ended December 31, 2000 and 1999

     Revenues for the years ended December 31, 2000 and 1999 were $58,767,000 and $46,620,000, respectively, an increase of 26%. The Company's Professional Market segment had revenues for the years ended December 31, 2000 and 1999 of $32,261,000 and $30,482,000, respectively, an increase of 6% for this segment. The Company's Non-Professional Market segment had revenues of $26,506,000 and $16,138,000, respectively, for the years ended December 31, 2000 and 1999, an increase of 64% for this segment. The revenue increase in 2000 is due principally to myTrack's online trading and market data services. The Company obtained its own broker-dealer license and its registration in all of the states by August 2000. Prior thereto, trading revenues include only revenues from the licensing of its trading system, rather than a full amount of commissions paid by customers.

     Direct operating costs were $31,484,000 for the year ended December 31, 2000 and $26,989,000 for the similar period in 1999, an increase of 17%. Direct operating costs as a percentage of revenues were 54% in 2000 and 58% in 1999. The decrease in 2000 is due principally to the greater revenues recognized after obtaining the broker-dealer license. Without giving effect to unallocated depreciation and amortization expense, the Company's Professional Market segment had $14,863,000 and $15,445,000 of direct costs for the years ended December 31, 2000 and 1999, respectively. Direct operating costs as a percentage of revenues for the Professional segment were 46% in 2000 and 51% in 1999. The Company's Non-Professional Market segment had $14,475,000 and $9,007,000 in direct costs for the years ended December 31, 2000 and 1999, respectively. Direct operating costs as a percentage of revenues for the Non-Professional segment were 55% in 2000 and 56% in 1999. Direct operating costs include direct payroll, direct telecommunication costs, computer supplies, depreciation, equipment lease expense and the amortization of software development costs. Since August 2000, when the Company commenced recording the full commissions from customers, direct costs include costs of clearing, back office payroll and other direct broker-dealer expenses.

     Selling and administrative expenses were $21,564,000 and $19,290,000 in the 2000 and 1999 periods, respectively, an increase of 12%. Selling and administrative expenses as a percentage of revenues was 37% in 2000 and 41% in 1999. Without giving effect to unallocated depreciation and amortization expense, selling and administrative expenses for the Professional Market segment were $12,893,000 and $12,235,000 in the 2000 and 1999 periods, respectively, an increase of 5%. For the Professional Market segment selling and administrative expenses as a percentage of revenues was 40% in 2000 and 41% in 1999. Selling and administrative expenses for the Non-Professional segment were $8,311,000 and $6,643,000 in the 2000 and 1999 periods, respectively, an increase of 25%. For the Non-Professional segment selling and administrative expense as a percentage of revenue was 31% in 2000 and 41% in 1999. The dollar and percentage increase in 2000 compared to 1999 was principally due to increased payroll and related expenses for myTrack's online trading and market data services. Online trading was first introduced in the second quarter of 1999.

     Marketing and advertising costs were $5,472,000 in 2000 and $5,684,000 in 1999. The substantial majority of these costs were incurred by the Non-Professional segment of the Company which incurred $5,361,000 in 2000 and $5,451,000 in 1999. Marketing costs in 2000 and 1999 are net of $666,000 and 571,000,respectively, received from Track Securities under a licensing agreement. These costs were principally incurred in connection with the Company's myTrack online trading and market data systems. The level of expenditures in the second half of 2000 was substantially below the expenditures in the first half of 2000. The Professional Market segment spent $111,000 in 2000 and $233,000 in 1999.

     As a result of the above-mentioned factors, the Professional Market segment realized $4,395,000 in income before unallocated amounts, equity in net income of affiliate and income taxes in 2000 compared to income of $2,570,000 in 1999. The Non-Professional Market segment incurred losses of $1,642,000 in 2000 and $4,964,000 in 1999 before unallocated amounts, equity in net income of affiliate and income taxes.

     In 1999, the Company relocated certain of its personnel to other office space and realized a gain on the landlord buy-out of the lease of approximately $350,000.

     In 2000, the Company realized a gain of approximately $1,683,000 on the sale of certain shares of Edgar Online, Inc., Innodata Corporation and other marketable securities.

     In 2000, the Company wrote off its investment in iAnalyst of  $254,000.

     As a result of the above mentioned factors, the Company realized income before equity in net income from an affiliate of $1,388,000 in the 2000 period compared to a loss of $5,263,000 in 1999. The income realized in 2000 was due principally to gains realized from the sale of marketable securities and the increased revenues in the Company's myTrack online trading and market data systems.

     The equity in net income from an affiliate, Innodata Corporation, was $718,000 and $275,000 in 2000 and 1999, respectively.

     The Company has a valuation allowance of $5,727,000 as management believes it may not be able to realize all of its net operating loss carryforwards in the future. The establishment of a valuation allowance results in not recognizing tax benefits currently. However, in the event such benefits are realized or determined at a later date to be realizable, such future periods will benefit, net of amounts credited to paid-in capital, from such change and reflect greater income or a decreased loss.

     The Company realized net income of $2,059,000 in 2000 principally from gains on marketable securities and increased revenues from myTrack's online trading and market data services compared to a net loss of $5,048,000 in 1999 principally due to marketing and advertising of the Company's myTrack service.


Years ended December 31, 1999 and 1998

     Revenues for the years ended December 31, 1999 and 1998 were $46,620,000 and $46,473,000, respectively. The Company's Professional Market segment had revenues for the years ended December 31, 1999 and 1998 of $30,482,000 and $30,734,000, respectively. The Company's Non-Professional Market segment had revenues of $16,138,000 and $15,739,000, respectively, for the years ended December 31, 1999 and 1998. myTrack services represented approximately 13% of total revenues in 1999 compared to 2% in 1998.

     Direct operating costs were $26,989,000 for 1999 and $26,466,000 for the similar period in 1998. Direct operating costs as a percentage of revenues were 58% in 1999 and 57% in 1998. Without giving effect to unallocated depreciation and amortization expense, direct operating costs for the Company's Professional Market segment were $15,445,000 in 1999 compared to $14,873,000 in 1998. Direct operating costs as a percentage of revenues for the Professional Market segment were 51% and 48% for the years ended December 31, 1999 and 1998, respectively. Direct operating costs for the Company's Non-Professional Market segment were $9,007,000 and $8,931,000 for 1999 and 1998, respectively. Direct operating costs as a percentage of revenues for the Non-Professional segment were 56% and 57% for the years ended December 31, 1999 and 1998.

     Selling and administrative expenses were $19,290,000 and $18,147,000 in the 1999 and 1998 periods, respectively. Selling and administrative expenses as a percentage of revenues was 41% in 1999 and 39% in 1998. Without giving effect to unallocated depreciation and amortization expense, selling and administrative expenses for the Professional Market segment were $12,235,000 and $12,332,000 in the 1999 and 1998 periods, respectively. For the Professional Market segment selling and administrative expenses as a percentage of revenues was 40% in 1999 and 1998. Selling and administrative expenses for the Non-Professional segment were $6,643,000 and $5,365,000 in the 1999 and 1998 periods, respectively, an increase of 24%. Selling and administrative expenses as a percentage of revenues was 41% and 34% in 1999 and 1998, respectively.
The increase in 1999 was due principally to myTrack payroll costs.

     Marketing and advertising costs increased significantly in 1999 to $5,684,000 from $1,302,000 in 1998. The majority of the increase was incurred by the Non-Professional market segment which incurred $5,451,000 in 1999 compared to $1,064,000 in the 1998 period. Marketing costs in 1999 are net of $571,000 received from Track Securities under a licensing agreement. These costs were incurred in connection with the Company's myTrack online trading (introduced in June 1999) and market data systems. The Professional Market segment incurred $233,000 in 1999 compared to $238,000 in 1998.

     As a result of the above-mentioned factors, the Professional Market segment realized $2,570,000 in income before unallocated amounts, equity in net income of affiliate and income taxes in 1999 compared to income of $3,291,000 in 1998. The Non-Professional Market segment incurred a loss of $4,964,000 in 1999 compared to income of $379,000 in 1998 before unallocated amounts, equity in net income of affiliate and income taxes. The loss incurred in 1999 was due principally to the marketing and advertising incurred in connection with the introduction of online trading offered by myTrack.

     Net interest expense decreased to $270,000 in the 1999 period compared to $508,000 in 1998 due to decreased borrowings and increased interest income from higher invested balances.

     As a result of the above mentioned factors, the Company realized a loss before equity in net income from an affiliate of $5,263,000 in the 1999 period compared to income of $50,000 in 1998. The loss for the year ended December 31, 1999 was due to increased marketing for the Company's myTrack online trading and market data systems.

     The equity in net income from an affiliate, Innodata Corporation, was $275,000 in 1999 and $326,000 in 1998.

     The Company realized a net loss of $5,048,000 in 1999 principally due to marketing and advertising of the Company's myTrack service, as compared to net income of $218,000 in 1998.


Liquidity and Capital Resources

     During the year ended December 31, 2000 cash provided by operating activities was $1,637,000 compared to cash used in operating activities of $747,000 in the year ended December 31, 1999. The increase in 2000 was primarily due to a break even from operating income, after excluding a gain on marketable securities of $1,683,000, compared to a loss incurred in 1999. Cash flows provided by investing activities was $811,000 in 2000 principally from the sale of Innodata and Edgar Online common stock of $1,837,000 compared to $1,116,000 used in investing activities for the year ended December 31, 1999. Cash flows used in financing activities in the year ended December 31, 2000 was $1,608,000, principally from repayment of notes payable - bank, compared to cash flows from financing activities of $6,647,000 in the 1999 period. The 1999 period included proceeds from the sale of the Company's common stock of $5,201,000 and stock options and warrants of $2,696,000.

     The Company has a line of credit with a bank. The line is collateralized by the assets of the Company and is guaranteed by its Chairman. Interest is charged at 1.75% above the bank's prime rate and is due on demand. The Company may borrow up to 80% of eligible accounts receivable and is required to maintain a compensating balance of 10% of the outstanding loans. At December 31, 2000, the Company had outstanding borrowings under the line of $569,000. The line of credit is sufficient for the Company's present cash requirements. The Company reduced its advertising costs in the second half of 2000 and will continue to do so in the first half of 2001. The Company may seek additional financing and or dispose of certain of its marketable securities to support increased advertising costs in the future . There are no major capital expenditures anticipated beyond the normal replacement of equipment and additional equipment to meet customer requirements.


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


Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     The Company is exposed to interest rate change market risk with respect to its credit facility with a financial institution, which is priced based on the prime rate of interest. At December 31, 2000, $569,000 was outstanding under the credit facility. Changes in the prime interest rate during fiscal 2001 will have a positive or negative effect on the Company's interest expense. Such exposure will increase accordingly should the Company maintain higher levels of borrowing during 2001.

The Company has investments in marketable securities consisting principally of its investments in Innodata Corporation and Edgar Online, Inc., both publicly traded companies listed on Nasdaq. The market value of such securities is dependent on future market conditions for these companies over which the Company has little or no control. See Notes C and D of Notes to consolidated Financial Statements.



Item  8.  Financial  Statements


                    INDEX TO FINANCIAL STATEMENTS

                                                                         PAGE

Track Data Corporation and Subsidiaries

Report of Independent Certified Public Accountants                        II-8

Consolidated Balance Sheets as of December 31, 2000 and 1999              II-9

Consolidated Statements of Operations for the three years ended           II-10
 December 31, 2000, 1999 and 1998

Consolidated Statements of Stockholders' Equity and Comprehensive         II-11
 Income (Loss) for the three years ended
        December 31, 2000, 1999 and 1998

Consolidated Statements of Cash Flows for the three years ended           II-12
  December 31, 2000, 1999 and 1998

Notes to Consolidated Financial Statements                                II-13-23


Innodata Corporation and Subsidiaries - Significant Subsidiary

Report of Independent Certified Public Accountants                        II-24

Consolidated Balance Sheets as of December 31, 2000 and 1999              II-25

Consolidated Statements of Operations for the three years ended           II-26
December 31, 2000

Consolidated Statements of Stockholders' Equity for the three years       II-27
ended December 31, 2000

Consolidated Statements of Cash Flows for the three years ended           II-28
December 31, 2000

Notes to Consolidated Financial Statements                                II-29-36




               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board  of  Directors  and  Stockholders
Track  Data  Corporation


We have audited the accompanying consolidated balance sheets of Track Data Corporation and subsidiaries (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Track Data Corporation and subsidiaries as of December 31, 2000 and 1999, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.


/S/  Grant  Thornton  LLP
     Melville,  New  York
     March  1,  2001



                     Track Data Corporation and Subsidiaries
                           Consolidated Balance Sheets
                           December 31, 2000 and 1999





                                                                             2000           1999
ASSETS

CASH AND EQUIVALENTS                                                    $  6,505,756   $  5,665,833

ACCOUNTS RECEIVABLE -
  net of allowance for doubtful
   accounts of  $159,000 in 2000 and 1999                                  1,743,941      1,541,217

DUE FROM CLEARING BROKER                                                     774,864           -

MARKETABLE SECURITIES                                                      2,646,348      3,675,240

FIXED ASSETS - at cost (net of accumulated depreciation)                   5,743,303      6,680,952

SOFTWARE AND DATABASE COSTS -
  at cost (net of accumulated amortization of
    $7,444,447 in 2000 and $7,267,312 in 1999)                               287,863        417,292

INVESTMENT IN AFFILIATE                                                    1,873,958      1,342,285

EXCESS OF COST OVER NET ASSETS ACQUIRED                                    2,333,699      2,747,523

NET DEFERRED INCOME TAX ASSETS                                               450,000        450,000

OTHER ASSETS                                                               2,119,069      2,536,119
                                                                        ------------   ------------
TOTAL                                                                   $ 24,478,801   $ 25,056,461
                                                                        ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
     Accounts payable and accrued expenses                               $ 3,338,112   $  4,352,959
     Note payable - bank                                                     569,321      2,535,056
     Notes payable - other                                                   836,203        762,083
     Trading securities sold but not yet purchased                         1,492,484              -
     Capital lease obligations                                             1,215,826      2,006,094
     Other liabilities, including income taxes                               294,588        403,459
                                                                        ------------   ------------
                    Total liabilities                                      7,746,534     10,059,651
                                                                        ------------   ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Common stock - $.01 par value;
       300,000,000 shares authorized; issued and
         outstanding - 64,453,556 shares in 2000
           and 63,070,056 shares in 1999                                     644,536        630,701
     Additional paid-in capital                                           26,136,695     24,944,796
     Accumulated other comprehensive income                                  675,921      2,205,144
     Deficit                                                             (10,724,885)   (12,783,831)
                                                                        ------------   -------------
                    Total stockholders' equity                            16,732,267     14,996,810
                                                                         -----------    -----------
TOTAL                                                                   $ 24,478,801   $ 25,056,461
                                                                        ============   ============


                     Track Data Corporation and Subsidiaries
                      Consolidated Statements of Operations
                  Years Ended December 31, 2000, 1999 and 1998




                                                                     2000          1999          1998

SERVICE FEES AND REVENUE                                       $58,766,897   $46,620,367   $46,473,469
                                                               -----------   -----------   -----------
COSTS AND EXPENSES:
     Direct operating costs                                     31,484,201    26,989,354    26,466,143
     Selling and administrative expenses                        21,564,337    19,290,029    18,147,324
     Marketing and advertising                                   5,471,661     5,684,066     1,302,112
     Gain on marketable securities                                (782,928)         -             -
     Gain on sales of investment in affiliate                     (899,835)         -             -
     Write off of investment                                       253,843          -             -
     Gain on real property lease buyout                               -         (350,000)         -
     Interest expense (net of interest income
        of $246,610, $181,240 and $33,355
          in 2000, 1999 and 1998,  respectively)                   287,672       269,940       507,760
                                                               -----------   -----------   -----------
                    Total                                       57,378,951    51,883,389    46,423,339
                                                               -----------   -----------   -----------
INCOME (LOSS) BEFORE EQUITY IN NET INCOME OF
    AFFILIATE AND INCOME TAXES                                   1,387,946    (5,263,022)       50,130

EQUITY IN NET INCOME OF AFFILIATE                                  718,000       275,000       326,000
                                                               -----------   -----------   -----------
INCOME (LOSS) BEFORE INCOME TAXES                                2,105,946    (4,988,022)      376,130

INCOME TAXES                                                        47,000        60,000       157,958
                                                               -----------   -----------   -----------
NET INCOME (LOSS)                                              $ 2,058,946   $(5,048,022)  $   218,172
                                                               ===========   ===========   ===========
BASIC AND DILUTED NET INCOME (LOSS) PER SHARE                         $.03         $(.08)         $.00
                                                                      ====         =====          ====
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                   63,660,000    61,229,000    58,224,000
                                                               ===========   ===========   ===========


                     Track Data Corporation and Subsidiaries
 Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss)
                  Years Ended December 31, 2000, 1999 and 1998


                                                       Accumulated                  Compre-
                                          Additional      Other                     hensive
                                 Common    Paid-in    Comprehensive                 Income
                                 Stock     Capital        Income       Deficit      (Loss)

BALANCE, JANUARY 1, 1998      $572,360   $13,988,055   $    22,999  $ (7,953,981)

     Net income                                                          218,172  $   218,172

     Stock options exercised    36,120     2,346,009

     Purchase and retirement
       of treasury stock       (16,624)     (897,148)

     Tax effect of stock
       options exercised                     319,000

     Foreign currency
       translation adjustment                              (22,999)                   (22,999)
                                                                                  -----------
     Comprehensive income                                                         $   195,173
                              --------  ------------   -----------  ------------  ===========
BALANCE, DECEMBER 31, 1998     591,856    15,755,916        -         (7,735,809)

Net loss                                                              (5,048,022) $(5,048,022)

Issuance of common
   stock in exchange
    for investment in
       private company           1,379       498,621

Sale of common stock            19,333     5,181,925

Issuance of common stock
   for services                    335        93,415

Issuance of options for
   services                                  106,000

Stock options and
   warrants exercised           17,873     1,861,863

Purchase and retirement
   of treasury stock               (75)      (23,038)

Tax effect of stock
   options exercised                       1,470,094

Unrealized gain on
   marketable securities
       - net of taxes                                    2,205,144                  2,205,144
                                                                                  -----------
Comprehensive loss                                                                $(2,842,878)
                              --------   -----------   -----------  ------------  ===========
BALANCE, DECEMBER 31, 1999     630,701    24,944,796     2,205,144   (12,783,831)

                                                                       2,058,946  $ 2,058,946
Net income

Issuance of common stock
   in exchange for invest-
     ment in private companies   3,263       466,580

Sale of common stock            10,000     1,240,000

Stock options and warrants
   exercised                     6,264     1,209,184

Purchase and retirement of
   treasury stock               (5,692)     (704,383)

Reversal of tax effect
   of stock options
      exercised                           (1,019,482)

Unrealized loss on marketable
 securities - net of taxes                              (1,529,223)                (1,529,223)

Reclassification adjustment
   for gain on marketable
     securities, net of tax                                                          (434,016)
                                                                                  -----------
Comprehensive income                                                              $    95,707
                              --------   -----------   -----------  ------------  ===========
BALANCE, DECEMBER 31, 2000    $644,536   $26,136,695   $   675,921  $(10,724,885)
                              ========   ===========   ===========  ============






                     Track Data Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
                  Years Ended December 31, 2000, 1999 and 1998





                                               2000          1999          1998

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                    $ 2,058,946   $(5,048,022)  $   218,172
     Adjustments to reconcile
      net income (loss) to net
        cash provided by (used in)
          operating activities:
          Depreciation and
            amortization                    3,099,033     3,650,263     3,743,908
          Services performed in
           exchange for common
             stock and options                   -          199,750          -
          Equity in net income
           of affiliate                      (718,000)     (275,000)     (326,000)
          Deferred taxes                         -             -          135,000
          Write off of investment             253,843          -             -
          Gain on sale of Innodata
           and Edgar Online common stock   (1,649,555)         -             -
          Net gain on other marketable
            securities                        (33,208)         -             -
          Net proceeds from
             marketable securities             29,529          -             -
          Other                               (42,570)          737       153,381
          Changes in operating
            assets and liabilities:
                Accounts receivable
                   and due from clearing
                      broker                 (322,105)      374,819        39,106
                Other assets                 (102,263)     (116,203)     (111,365)
                Accounts payable and
                 accrued expenses          (1,014,847)      481,257      (900,641)
                Other liabilities              78,672       (14,256)     (664,341)
                                          -----------   -----------   -----------
                    Net cash provided
                     by (used in)
                      operating activities  1,637,475      (746,655)    2,287,220
                                          -----------   -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of fixed assets              (1,024,446)   (1,062,320)     (703,258)
     Proceeds from sales of fixed assets       64,115        51,535       154,684
     Payments (to) from related parties          -          (26,602)      193,986
     Payments to others                       (11,971)      (53,087)       (5,263)
     Proceeds from sale of Innodata and
         Edgar Online common stock          1,836,534          -             -
     Other investments                        (52,800)      (25,311)         -
                                          -----------   -----------   -----------
                    Net cash provided
                     by (used in)
                      investing activities    811,432    (1,115,785)     (359,851)
                                          -----------   -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments under capital lease
       obligations                         (1,426,970)   (1,799,470)   (1,959,052)
     Net (payments) proceeds on
       note payable - bank                 (1,965,735)      396,624      (234,767)
     Net proceeds from notes
       payable - other                         74,120        65,117        32,144
     Net (payments) proceeds on
       loans from employee savings program   (165,219)      110,438        32,482
     Proceeds from issuance of
       common stock                         1,250,000     5,201,258             -
     Proceeds from exercise of
       stock options and warrants           1,335,747     2,696,059     1,443,706
     Purchase of treasury stock              (710,075)      (23,113)     (913,772)
                                          -----------   -----------   -----------
                    Net cash (used in)
                      provided by
                       financing
                        activities         (1,608,132)    6,646,913    (1,599,259)
                                          -----------   -----------   -----------
EFFECT OF EXCHANGE RATE
  DIFFERENCES ON CASH                            (852)       (2,220)      (23,744)
                                          -----------   -----------   -----------
NET INCREASE IN CASH AND EQUIVALENTS          839,923     4,782,253       304,366

CASH AND EQUIVALENTS, BEGINNING OF YEAR     5,665,833       883,580       579,214
                                          -----------   -----------   -----------
CASH AND EQUIVALENTS, END OF YEAR         $ 6,505,756   $ 5,665,833   $   883,580
                                          ===========   ===========   ===========

SUPPLEMENTAL DISCLOSURES OF
   CASH FLOW INFORMATION:
     Cash paid for:   Interest            $   456,485   $   346,697   $   546,042
                      Income taxes             43,648        20,289       786,447

SUPPLEMENTAL SCHEDULE OF NONCASH
   INVESTING AND FINANCING ACTIVITIES:
     Equipment acquisitions financed
       by capital leases                  $   634,623   $   853,387   $ 1,783,198
     Exercise of stock options                  1,800       122,412       938,423
     Issuance of common stock
      for investment in private
        companies                             469,843       500,000          -



                     Track Data Corporation and Subsidiaries
                   Notes To Consolidated Financial Statements
                  Years Ended December 31, 2000, 1999 and 1998

A. The Company and Summary of Significant Accounting Policies

Description of Business and Basis of Presentation--Track Data Corporation ("TDC") is a financial services company that owns Track Data Securities Corp., a registered securities broker-dealer and member of the National Association of Securities Dealers, Inc. TDC provides a proprietary, fully integrated Internet-based online trading and market data system, myTrack. TDC provides real-time financial market data, fundamental research, charting and analytical services to institutional and individual investors through dedicated telecommunication lines and the Internet. TDC also disseminates news and third-party database information from more than 100 sources worldwide. TDC's operations are classified in two business segments: Internet-based online trading and market data services to the non-professional individual investor community, and market data services to the institutional professional investment community.

Certain reclassifications of prior year amounts were made to conform to the 2000 presentation.

Principles of Consolidation--The consolidated financial statements of the Company include its subsidiaries, all of which are wholly owned. All significant intercompany transactions and accounts have been eliminated in consolidation.

Fixed Assets--Fixed assets are depreciated on a straight-line basis over their estimated useful lives which are as follows: equipment - 3-10 years; furniture and fixtures - 10 years; and transportation equipment - 4 years. Leasehold improvements are amortized on a straight-line basis over the respective lease term or estimated useful life, whichever is less.

Software and Database Costs--Certain costs of internally developed software are capitalized and are amortized at the greater of the ratio that current gross revenues bear to the total of current and anticipated future gross revenues or the straight-line method, generally five years. Other software costs are amortized on a straight-line basis over their estimated useful lives, generally five years. Costs incurred for internal use software in the preliminary project stage and for application maintenance are expensed. Costs incurred for application development are capitalized. Most costs are incurred for upgrades and enhancements that are constantly upgraded and changed with useful lives of less than one year. Accordingly, these costs are expensed as incurred. No development costs have been capitalized during the three years ended December 31, 2000. Database costs are amortized on a straight-line basis over their estimated useful lives of ten years. Management assesses the recoverability of its software development and database costs based principally upon a comparison of the carrying value of the asset to the undiscounted expected future cash flows to be generated by the asset, plus estimated salvage value less any applicable costs. If management concludes that the asset is impaired, its carrying value is adjusted to its fair value.

Excess of Cost Over Net Assets Acquired--The excess of the purchase price of acquired businesses over the fair value of net assets on the dates of acquisition amounts to $2,333,699 and $2,747,523, net of accumulated amortization of $2,060,207 and $1,646,383 as of December 31, 2000 and 1999, respectively. The excess is being amortized on the straight-line basis over ten to fifteen years. Management assesses the recoverability of the remaining unamortized costs based principally upon a comparison of the carrying value of the asset to the undiscounted expected future cash flows to be generated by the asset. If management concludes that the asset is impaired, its carrying value is adjusted to its estimated fair value.

Revenue Recognition--The Company recognizes revenue as services are performed. Billings in advance of services provided are recorded as unearned revenues. All other revenues collected in advance of services are deferred until services are rendered. Since obtaining its broker-dealer license in 2000 and registration in all of the states, the Company earns commissions as an introducing broker for the transactions of its customers. Commissions and related clearing expenses are recorded on a trade-date basis as securities transactions occur.

Marketable Securities--The Company accounts for securities owned in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("FAS 115"). FAS 115 requires investments in debt and equity securities to be classified as either "held to maturity," "trading," or "available for sale." The accounting treatment for unrealized gains and losses on those securities is then determined by the classification chosen. Trading securities transactions are recorded on a trade-date basis. Securities are valued at market value, and securities not readily marketable are valued at fair value as determined by management. The resulting difference between cost and market (or fair value) is included in trading gains, net. Securities sold, but not yet purchased, consist of trading securities at market values. The difference between the proceeds received from securities sold short and the current market value is included in trading gains, net. Securities available for sale are carried at fair value, with unrealized gains and losses net of deferred taxes, reported as a separate component of stockholders' equity, and realized gains and losses, determined on a specific identification basis, are included in earnings.

Foreign Currency Translation--The Company has several divisions which operate in foreign countries for which the functional currency is not U.S. dollars. Balance sheet accounts are translated at the exchange rates in effect at December 31, 2000 and 1999, and the income statement accounts are translated at the weighted average rates prevailing during the years ended December 31, 2000, 1999 and 1998. Unrealized foreign exchange gains and losses resulting from this translation are insignificant.

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

Investment in Affiliate--The Company's investment in Innodata Corporation ("Innodata"), a publicly traded company whose Chairman is also the Chairman of the Company, is accounted for using the equity method under which the Company's share of the affiliate's earnings is included in its results of operations. Innodata is a global outsourcing provider of Internet and online digital content services.

Cash and Cash Equivalents--For financial statement purposes (including cash flows), the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Use of Estimates--In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

Research and Development--The Company charges all costs incurred to establish the technological feasibility of a product or product enhancement to research and development expense. Research and development expenses were $324,000, $364,000 and $356,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

Marketing and Advertising--Marketing and advertising costs are charged to expense when incurred. Marketing and advertising costs were $5,472,000, $5,684,000 and $1,302,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

Segment Reporting--The Company uses the "management approach" as defined by FAS No. 131, "Disclosures about Segments of Enterprise and Related Information" for its segment reporting. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the disclosures about products and services, geographic areas, and major customers.

Fair Value of Financial Instruments--The Company has estimated the fair value of financial instruments using available market information and other valuation methodologies in accordance with FAS No. 107, "Disclosures About Fair Value of Financial Instruments." Management of the Company believes that the fair values of financial instruments, consisting of accounts receivable and payable, notes payable and capital lease obligations, approximate carrying value due to the short payment terms associated with its accounts receivable and payable and the interest rates associated with its notes payable and capital lease obligations.

Comprehensive Income (Loss)--The Company reports comprehensive income (loss) in accordance with FAS No. 130, "Reporting Comprehensive Income." FAS No. 130 requires foreign currency translation adjustments and unrealized gains and losses on available for sale securities to be included in accumulated other comprehensive income (loss).

Earnings (Loss) Per Share--Basic earnings (loss) per share is based on the weighted average number of common shares outstanding without consideration of potential common stock. Diluted earnings (loss) per share are based on the weighted average number of common and potential dilutive common shares outstanding. In 1999, such result would be anti-dilutive. There was no affect on earnings per share in 2000 and 1998 as a result of potential dilution. The calculation takes into account the shares that may be issued upon exercise of stock options (Note M), reduced by the shares that may be repurchased with the funds received from the exercise, based on the average price during the year.

B. Fixed Assets
Fixed assets consist of the following at December 31, 2000 and 1999:




                                    2000         1999
Equipment                      $33,474,381  $32,853,829
Telephone systems                1,146,224      778,806
Furniture and fixtures           1,082,573    1,075,880
Transportation equipment            69,461       69,461
Leasehold improvements           2,176,059    2,169,135
                               -----------  -----------
                                37,948,698   36,947,111
Less accumulated depreciation
     and amortization           32,205,395   30,266,159
                               -----------  -----------
Fixed assets - net             $ 5,743,303  $ 6,680,952
                               ===========  ===========




Equipment financed by capital leases has a net carrying value of $2,927,486 and $4,021,877 at December 31, 2000 and 1999, respectively. Depreciation and amortization expense (including assets held under capital leases) for the years ended December 31, 2000, 1999 and 1998 was $2,506,176, $2,949,223 and
$3,112,806, respectively.

C.  Marketable  Securities

Marketable  securities  consists  of  the  following:





                                                               2000        1999
Edgar Online - Available for sale securities -at market    $1,135,884  $3,675,240
Trading securities - at market                              1,510,464        -
                                                           ----------  ----------
                                                           $2,646,348  $3,675,240
                                                           ==========  ==========
Trading securities sold but not yet purchased - at market  $1,492,484  $     -
                                                           ==========  ==========



The Company owns 712,600 shares of Edgar Online, Inc. ("EOL"), an Internet-based supplier of business, financial and competitive intelligence derived from U.S. Securities and Exchange Commission data. EOL completed a public offering of its common stock in May 1999. The Company carries the investment at $1,135,884, the market value at December 31, 2000. The difference between the cost ($9,349) and fair market value of these securities ($675,921), net of $450,614 in deferred taxes, is classified as a component of accumulated other comprehensive income included in stockholders' equity.

Trading securities have a long market value of $1,510,164 with a cost of $1,416,089, or a net unrealized gain of $94,075. Securities sold but not yet purchased, have a short market value of $1,492,184 with a cost of $1,457,957, or a net unrealized loss of $34,227. The Company pledged its holdings in EOL and Innodata (Note D) as collateral for its trading accounts.

D.  Investment  in  Affiliate

As discussed in Note A, the Company has an equity interest in Innodata of approximately 11%, 13% and 14% at December 31, 2000, 1999 and 1998, respectively, which is carried at the Company's equity in the underlying net assets.


Summarized  information  for  Innodata  is  as  follows:




                       2000         1999         1998

Total assets       $27,946,000  $15,646,000  $10,596,000
Total liabilities    8,630,000    3,994,000    3,110,000
Revenues            50,731,000   27,490,000   19,593,000
Net income           6,168,000    2,113,000    2,250,000



The Company's equity in the net income of Innodata for the years ended December 31, 2000, 1999 and 1998 was $718,000, $275,000 and $326,000, respectively. As of December 31, 2000, after giving retroactive effect to a two-for-one stock dividend declared on February 28, 2001 and payable on March 23, 2001, the Company owned 2,256,980 shares of Innodata which are traded on Nasdaq. The closing price on December 31, 2000, as adjusted, was $5.50 per share. (See Note
C).

E. Due From Related Parties

The amounts due from related parties of approximately $25,000 at December 31, 2000 and 1999, included in other assets, consisted of loans made to the Company's Chairman and entities controlled by him.

F. Note Payable - Bank

The note payable - bank bears interest at 1.75% above the bank's prime rate (9.75% at December 31, 2000) and is due on demand. The note is collateralized by substantially all of the Company's assets and is guaranteed by its principal stockholder. The Company may borrow up to 80% of eligible accounts receivable and is required to maintain a compensating cash balance of not less than 10% of the outstanding loan obligation.

G. Notes Payable - Other

Notes payable - other (i) are due on demand, (ii) bear interest at rates ranging from 9 to 10 percent per annum, and (iii) approximately $140,000 is guaranteed by the Company's Chairman.

H.  Segment  Information

TDC is a financial services company that owns Track Data Securities Corp., a registered securities broker-dealer and member of the National Association of Securities Dealers, Inc. TDC provides a proprietary, fully integrated Internet-based online trading and market data system, myTrack. TDC provides real-time financial market data, fundamental research, charting, and analytical services to institutional and individual investors through dedicated telecommunication lines and the Internet. TDC also disseminates news and third-party database information from more than 100 sources worldwide. TDC's operations are classified in two business segments: Internet-based online trading and market data services to the non-professional individual investor community, and market data services to the institutional professional investment community. As of December 31, 2000, all prior period segment data has been restated to conform to the 2000 presentation.

The accounting policies of the segments are the same as those described in Note A, Summary of Significant Accounting Policies. Segment data includes charges allocating corporate overhead to each segment. The Company has not disclosed asset information by segment as the information is not produced internally. Substantially all long-lived assets are located in the U.S. The Company's business is predominantly in the U.S. Revenues and net income from international operations are not material. Information concerning operations in its business segments is as follows:


Revenues                                                     2000          1999          1998
Professional Market                                      $32,261,173   $30,482,607   $30,734,365
Non-Professional Market                                   26,505,724    16,137,760    15,739,104
                                                         -----------   -----------   -----------
 Total                                                   $58,766,897   $46,620,367   $46,473,469
                                                         ===========   ===========   ===========

Income (loss) before unallocated amounts, equity in net
 income of affiliate and income taxes:
Professional Market                                      $ 4,394,518   $ 2,569,999   $ 3,291,299
Non-Professional Market                                   (1,641,644)   (4,963,858)      379,397

Unallocated amounts:
 Depreciation and amortization                            (2,506,176)   (2,949,223)   (3,112,806)
 Gain on marketable securities and
    sale of investment in affiliate                        1,682,763          -             -
 Write-off of investment                                    (253,843)         -             -
 Gain on property lease buyout                                  -          350,000          -
 Interest expense, net                                      (287,672)     (269,940)     (507,760)
                                                         -----------   -----------   -----------
Income (loss) before equity in net income of
 affiliate and income taxes                                1,387,946    (5,263,022)       50,130

 Equity in net income of affiliate                           718,000       275,000       326,000
                                                         -----------   -----------   -----------
Income (loss) before taxes                               $ 2,105,946   $(4,988,022)  $   376,130
                                                         ===========   ===========   ===========



I.  Income  Taxes

The components of the provision for income taxes are as follows:




                             2000     1999      1998
Federal:
     Current                $ 2,600  $ 5,000  $   -
     Deferred                  -        -      115,000
                            -------  -------  --------
     Total federal            2,600    5,000   115,000
                            -------  -------  --------
State and local:
     Current                 44,400   55,000    22,958
     Deferred                  -        -       20,000
                            -------  -------  --------
     Total state and local   44,400   55,000    42,958
                            -------  -------  --------
Provision for income taxes  $47,000  $60,000  $157,958
                            =======  =======  ========




Reconciliation of the U.S. statutory rate with the Company's effective tax rate is summarized as follows:






                                                  2000    1999    1998
Federal statutory rate                            34.0%  (34.0)%  34.0%

State and local income taxes                       2.2    (1.1)    7.5

Increase in valuation allowance                      -    34.0      -

Utilization of net operating loss carryforwards  (34.0)      -      -

Other                                                -     (.1)    0.5
                                                  ----    ----    ----
Effective rate                                     2.2%   (1.2)%  42.0%
                                                  ====    ====    ====



The components of the Company's net deferred taxes are as follows:





                                                                   2000          1999
Deferred tax assets:
   Net operating loss carryforwards                         $ 6,754,000   $ 5,787,000
   Deferred compensation                                        195,000       995,000
   Other (principally reserves for uncollectible accounts)      176,000       250,000
                                                            -----------   -----------
                                                              7,125,000     7,032,000
   Less valuation allowance                                  (5,727,000)   (4,615,000)
                                                            -----------   -----------
                                                              1,398,000     2,417,000
                                                            -----------   -----------
Deferred tax liabilities:
   Unrealized gain on marketable securities                    (451,000)   (1,506,000)
   Excess of book basis over tax basis of investment           (366,000)      (92,000)
   Accelerated depreciation for tax                            (127,000)     (267,000)
   Amortization of software and database costs
      deducted for tax, not for financial reporting              (4,000)     (102,000)
                                                            -----------   -----------
                                                               (948,000)   (1,967,000)
                                                            -----------   -----------
Net deferred tax asset                                      $   450,000   $   450,000
                                                            ===========   ===========




The valuation allowance reduces total deferred tax assets to an amount management believes will likely be realized. That portion of the Company's deferred tax assets $(2,358,000) relating to tax benefits resulting from employee stock plans will be credited to paid in capital when realizable. As of December 31, 2000, the Company has net operating loss carryforwards for Federal income tax purposes totaling approximately $16,900,000 which expire from 2010 to 2020. Certain of these net operating losses may be limited to annual use based on IRS regulations.

J.  Commitments  and  Contingencies

Leases--The Company is obligated under various lease agreements covering office space and computer equipment. The lease agreements for office space contain escalation clauses based principally on increases in real estate taxes, building maintenance and utility costs. A summary of such commitments as of December 31, 2000 follows:






                                                   Operating Leases

Year Ending                         Office        Computer    Capital
December 31,                        Space         Equipment    Total      Leases

2001                                $1,150,972  $  591,262  $1,742,234  $  910,531
2002                                   777,580     375,899   1,153,479     372,695
2003                                   608,176      43,629     651,805      43,204
2004                                   410,360        -        410,360        -
2005                                    70,625        -         70,625        -
                                    ----------  ----------  ----------  ----------
Total                               $3,017,713  $1,010,790  $4,028,503   1,326,430
                                    ==========  ==========  ==========

Less amounts representing interest                                         110,604
                                                                        ----------
Capital lease obligations                                               $1,215,826
                                                                        ==========



Rent expense for the years ended December 31, 2000, 1999 and 1998 amounted to $1,558,999, $1,558,996 and $1,620,855 for office space and $862,824, $902,687 and $983,829 for computer equipment, respectively.

The Company leases its office facilities in Brooklyn from a limited partnership owned by the Company's Chairman and members of his family. The Company paid the partnership rent of $540,000, $525,000 and $530,000 for the years ended December 31, 2000, 1999 and 1998, respectively. The lease provides for the Company to pay $540,000 per annum through April 1, 2001.

Software Development Agreement--In July 1998, the Company entered into a software development agreement with Third Millennium Technology, Inc. ("TMT"), a corporation controlled by a former director of the Company. In connection with the agreement, the Company granted TMT a five-year option to purchase 120,000 shares of its common stock at $1.00 per share, exercisable 60,000 at the end of each of the first two anniversaries, of which 60,000 were exercised. During 2000, the Company terminated this agreement by paying $40,000 and continuing fees for future services provided in the contract through June 2001. The monthly fees paid to TMT consist of a declining scale fee per user of the Company's myTrack service and certain additional fees are payable in connection with revenues from online trading. Such fees and other consulting services amounted to $189,442, $101,550 and $98,132 in 2000, 1999 and 1998, respectively.

Broker-Dealer Service Agreement -- From April 1999 to August 2000 when the Company obtained its own broker-dealer license, the Company offered online trading through its myTrack service utilizing Track Securities Corporation ("TSC") as its broker-dealer. TSC is a broker-dealer owned and operated by a director of the Company. The Company licensed its myTrack trading system to a subsidiary of TSC. The Company received $2.25 per trade pursuant to the agreement, which aggregated $2,280,000 in 2000 and $590,000 in 1999. In addition, TSC paid a share of the marketing and advertising costs incurred by the Company, which aggregated $666,000 in 2000 and $571,000 in 1999. At December 31, 2000 and 1999, the amount due from TSC of $115,640 and $655,483, respectively, is included in other assets. Further, the director has a five-year consulting agreement with the Company pursuant to which he is to be paid an annual fee of the greater of $50,000 or 5% of the after-tax earnings, if any, from trading activities. In 2000 and 1999, the fee was $50,000 and 37,500, respectively. In August 2000, the Company terminated the relationship with TSC, except for the director consulting agreement, and transferred all the trading accounts from TSC to the Company's broker-dealer, Track Data Securities Corp.

Transactions with Clearing Broker and Customers--The Company conducts business through a clearing broker which settles all trades for the Company, on a fully disclosed basis, on behalf of its customers. The Company earns commissions as an introducing broker for the transactions of its customers. In the normal course of business, the Company's customer activities involve the execution of various customer securities transactions. These activities may expose the Company to off-balance-sheet risk in the event the customer or other broker is unable to fulfill its contracted obligations and the Company has to purchase or sell the financial instrument underlying the contract at a loss.

The Company's customer securities activities are transacted on either a cash or margin basis. In margin transactions, the clearing broker extends credit to the Company's customers, subject to various regulatory margin requirements, collateralized by cash and securities in the customers' accounts. However, the Company is required to either obtain additional collateral or to sell the customer's position if such collateral is not forthcoming. The Company is responsible for any losses on such margin loans, and has agreed to indemnify its clearing broker for losses that the clearing broker may sustain from the customer accounts introduced by the Company.

Net Capital Requirements-- The SEC, NASD, and various other regulatory agencies have stringent rules requiring the maintenance of specific levels of net capital by securities brokers, including the SEC's uniform net capital rule, which governs TDSC. Net capital is defined as assets minus liabilities, plus other allowable credits and qualifying subordinated borrowings less mandatory deductions that result from excluding assets that are not readily convertible into cash and from valuing other assets, such as a firm's positions in securities, conservatively. Among these deductions are adjustments in the market value of securities to reflect the possibility of a market decline prior to disposition.

     As of December 31, 2000, TDSC was required to maintain minimum net capital, in accordance with SEC rules, of approximately $181,000 and had total net capital of $345,000, or approximately $164,000 in excess of minimum net capital requirements.

     If TDSC fails to maintain the required net capital it may be subject to suspension or revocation of registration by the SEC and suspension or expulsion by the NASD and other regulatory bodies, which ultimately could require TDSC's liquidation. In addition, a change in the net capital rules, the imposition of new rules, a specific operating loss, or any unusually large charge against net capital could limit those operations of TDSC that require the intensive use of capital and could limit its ability to expand its business.

Litigation--The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the Company's financial statements.

K. Deferred Compensation and Savings Plans

The Company had a deferred compensation plan pursuant to which certain employees are entitled to payments after termination of their employment. The plan was based on these employees having phantom stock units prior to its public offering. In December 1995, the Board of Directors agreed to satisfy all obligations to participants under the phantom stock plan by committing to pay upon termination of employment, or sooner upon approval of the Board, 247,284 shares of Innodata common stock, adjusted for a two-for-one stock dividend declared on February 28, 2001 and payable on March 23, 2001, and 3,004,400 shares of the Company's common stock. These shares were placed in a trust as of March 31, 1996. The Board of Directors authorized distributions of the Company's common stock to participants as follows: 2000-449,900 shares; 1999-776,400 shares; and 1998-297,352 shares. In February 2001, the Board distributed 182,456 shares of Innodata common stock.

In addition, the Company has an employee savings plan under which employees may make deposits to the savings plan and receive interest at the prime rate. Amounts due to employees under the plan aggregated $278,056 at December 31, 2000.

L. Capital Stock

Common Stock--The Company's Board of Directors, with subsequent stockholder approval, increased the authorized shares of common stock of the Company from 30 million to 60 million in April, 1999; to 75 million in November, 1999; and to 300 million in January 2000. The Company declared two-for-one stock splits in the form of stock dividends payable on November 17, 1999 and December 29, 1999, respectively.

In June 1999, the Company issued 137,928 shares of its common stock valued at $500,000 to Net Earnings Corp., a privately held Internet-based provider to the individual and professional investment communities of future dates of public company earnings reports, dividends, conference calls, IPO/secondary offerings and other timing information, in exchange for a 10% ownership interest in Net Earnings. The investment is carried at cost and is included in other assets. The Company registered these shares.

In July 1999, the Company sold pursuant to private placements 1,933,336 shares of its common stock and realized net proceeds, after expenses, of $5,201,258.
In connection with such sales, the Company also issued three-year warrants to purchase 603,332 shares of its common stock at $4.22 per share, of which 433,248 are outstanding at December 31, 2000. The Company registered the shares and the shares underlying the warrants.

In May 2000, the Company acquired approximately 2% of iAnalyst, Inc. ("IA") and Silicon Summit Technologies Inc. ("SST"), both privately held companies, in exchange for an aggregate of 326,280 shares of the Company's common stock. The Company registered these shares. IA was to provide the individual investor Internet-based access to independent equity research analysts. SST is a leading provider of e-finance solutions and services for B4B electronic securities trading. Further, in May 2000, the Company's preliminary agreements to acquire 10% of MainStreetIPO.com and FlexTrader.com were terminated. As of December 31, 2000, the Company wrote off its investment in IA totaling $253,843.

In December 2000, the Company sold 1 million shares of its common stock in a private placement for $1.25 per share and granted a three-year option to purchase 2 million shares at $1.75 per share, exercisable after the first anniversary. The Company registered these shares and the shares to be issued on exercise of warrants.

Preferred Stock--The Company is authorized to issue up to 1,000,000 shares of $.01 par value preferred stock. The Board of Directors is authorized to fix the terms, rights, preferences and limitations of the preferred stock and to issue the preferred stock in series which differ as to their relative terms, rights, preferences and limitations. No preferred shares have been issued.

Common Stock Reserved--At December 31, 2000, the Company reserved for issuance 8,143,130 shares of its common stock as follows: (a) 5,709,882 shares pursuant to the Company's Stock Option Plans and options issued which were not granted under the plans; and (b) 2,433,248 shares issuable upon exercise of investors' and finders' warrants.

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

The Company has adopted the disclosure-only provisions of FAS No. 123, "Accounting for Stock Based Compensation." Accordingly, no compensation expense has been recognized for stock options granted to employees. Had compensation cost for the Company's stock option grants been determined based on the fair value at the grant date consistent with the provisions of FAS No. 123, the Company's net income (loss) and income (loss) per share, both basic and diluted, would have been changed to the pro forma amounts as follows: net income (loss) would have been $563,000, or $.01 per share, in 2000, $(5,527,000), or $(.09)
per share, in 1999, and net income would have been $115,000, or $.00 per share, in 1998. The fair value of options at date of grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions: an expected life of three years in 2000, two and one-half years in 1999 and three years in 1998; risk free interest rate of 6% in 2000, 6% in 1999 and 5.6% in 1998; expected volatility of 150% in 2000, 107% in 1999 and 80% in 1998; and a zero dividend yield. The effects of applying FAS No. 123 in this proforma disclosure are not indicative of future results.

A summary of the Company's Stock Option Plans are as follows:




                                                                                            Weighted
                                                                                             Average
                                               Weighted                                       Fair
                  Per Share                     Average    Weighted              Weighted     Value
                   Range of                    Remaining    Average               Average     Date
                   Exercise        Number     Contractual  Exercise    Number   Exercise       of
                    Prices      Outstanding   Life (Years)  Price   Exercisable   Price       Grant

Balance 1/1/98    $.38 -   .75    4,156,200       3        $ .57     3,106,864    $ .60
                  $1.25 - 1.50      540,000       2        $1.28       453,328    $1.29
                                  ---------                          ---------
                                  4,696,200                          3,560,192
                                                                     =========

       Canceled   $.50 -   .75      (56,300)      2        $ .58
       Exercised  $ .38 - 1.26   (3,609,096)      2        $ .66
       Granted    $ .75 - 1.25    1,599,000       4        $ .77                              $ .18
                                 ----------
Balance 12/31/98  $.38 -   .75    2,391,088       4        $ .67       811,416    $ .55
                  $1.00 - 1.50      238,716       2        $1.25       132,716    $1.34
                                 ----------                          ---------
                                  2,629,804                            944,132
                                                                     =========

       Canceled   $ .50 - 3.50      (32,200)      2        $1.62
       Exercised  $ .50 - 1.50   (1,262,472)      3        $ .71
       Granted    $1.50 - 7.00    1,778,700       4        $2.65                              $1.48
                                 ----------
Balance 12/31/99  $.38 -   .75    1,243,332       3        $ .69       827,332    $ .65
                  $1.00 - 1.75      734,000       2        $1.48       101,000    $1.36
                  $2.50 - 7.00    1,136,500       4        $3.27        60,000    $3.09
                                 ----------                           --------
                                  3,113,832                            988,332
                                                                      ========
       Canceled   $ .50 - 5.50     (551,500)      2        $2.53
       Exercised  $ .50 - 6.06     (411,550)      2        $1.23
       Granted    $1.50 - 6.75    1,974,450       4        $1.79                              $1.20
                                 ----------
Balance 12/31/00  $.38 -   .75      935,282       2        $ .67       935,282    $ .67
                  $1.00 - 1.75    2,278,050       1        $1.49       244,900    $1.45
                  $2.50 - 7.00      911,900       3        $3.56       589,650    $3.14
                                 ----------                           --------
                                  4,125,232                          1,769,832
                                 ==========                          =========


The options have a term of five years. The above table includes options to purchase 86,672 shares which were not granted pursuant to any plan, but contain the same conditions as those provided in the Plans. In February 2001, the Company granted options to purchase 1,000,000 shares of its common stock at $1.50 per share to its Chairman. Amounts due from the exercise of options at December 31, 1999 in the amount of $122,412, included in other assets, was received in January 2000.

N. Retirement Plan

The Company has a profit sharing plan, which qualifies, under Section 401(k) of the Internal Revenue Code. The plan covers substantially all employees who have completed six months of service. Company contributions to the plan are discretionary and vest at a rate of 20% after three years of service, and 20% each year thereafter until employees are fully vested after 7 years. Contributions to the plan for the years ended December 31, 2000, 1999 and 1998 were $52,395, 46,084 and $35,945, respectively.


O.  QUARTERLY  RESULTS  OF  OPERATIONS  (UNAUDITED)


                                                First      Second     Third      Fourth
                                               Quarter    Quarter    Quarter    Quarter
                                                   (in thousands, except per share)

2000
Revenues                                       $12,890    $13,033    $14,871    $17,973
Net (loss) income                               (1,878)    (2,743)     1,641      5,039
Basic and diluted net
  (loss) income per share                        $(.03)     $(.04)      $.03       $.08

1999

Revenues                                       $11,656    $11,662    $11,518    $11,784
Net loss                                           (35)      (686)    (2,340)    (1,987)
Basic and diluted net loss per share             $(.00)     $(.01)     $(.04)     $(.03)



INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Innodata Corporation
Hackensack, New Jersey

We have audited the accompanying consolidated balance sheets of Innodata Corporation and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Innodata Corporation and subsidiaries as of December 31, 2000 and 1999, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.



/S/  Grant Thornton LLP
     New York, New York
     February 23, 2001
     (Except for Note 5 as to which the date is February 28, 2001)


                      INNODATA CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999





                                                     2000          1999
ASSETS

CURRENT ASSETS:
  Cash and equivalents                           $ 9,040,207   $ 3,380,242
  Accounts receivable-net
    of allowance for doubtful
      accounts of $884,000 in
        2000 and $580,000 in 1999                  5,799,102     5,247,428
  Prepaid expenses and other
     current assets                                1,194,158       396,743
  Deferred income taxes                              839,000       540,000
                                                 -----------   -----------
               Total current assets               16,872,467     9,564,413

PROPERTY AND EQUIPMENT - NET                       9,464,056     4,891,992

OTHER ASSETS                                       1,609,514     1,189,472
                                                 -----------   -----------
TOTAL                                            $27,946,037   $15,645,877
                                                 ===========   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt              $     -       $    19,629
  Accounts payable                                 3,196,112     1,553,585
  Accrued salaries and wages                       3,060,282     1,529,753
  Income and other taxes                           1,110,208       495,628
                                                 -----------   -----------
               Total current liabilities           7,366,602     3,598,595
                                                 -----------   -----------
LONG-TERM DEBT, less current portion                    -            5,188
                                                 -----------   -----------
DEFERRED INCOME TAXES                              1,263,000       390,000
                                                 -----------   -----------
COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value-
      authorized 75,000,000 shares;
        issued - 21,688,214 shares in
         2000 and 20,535,772 shares in 1999          216,882       205,356
  Additional paid-in capital                      12,239,122    10,754,521
  Retained earnings                                7,081,400       913,186
                                                 -----------   -----------
                                                  19,537,404    11,873,063
  Less: treasury stock - at cost;
     576,996 shares                                 (220,969)     (220,969)
                                                 -----------   -----------
               Total stockholders' equity         19,316,435    11,652,094
                                                 -----------   -----------
TOTAL                                            $27,946,037   $15,645,877
                                                 ===========   ===========




                      INNODATA CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  YEARS ENDED DECEMBER 31, 2000, 1999 and 1998





                                                  2000          1999          1998

REVENUES                                   $50,731,476   $27,490,138   $19,593,353
                                           -----------   -----------   -----------
OPERATING COSTS AND EXPENSES
     Direct operating costs                 34,457,884    17,853,702    13,068,660
     Selling and administrative expenses     7,247,901     6,783,313     4,982,127
     Impairment of assets and other                  -             -       133,141
     Gain on foreign currency contracts              -             -      (487,458)
     Interest expense                           42,883        10,542        77,594
     Interest income                          (154,406)    ( 111,143)      (98,391)
                                           -----------   -----------   -----------
                    Total                   41,594,262    24,536,414    17,675,673
                                           -----------   -----------   -----------
INCOME BEFORE PROVISION
     FOR (BENEFIT FROM) INCOME TAXES         9,137,214     2,953,724     1,917,680

PROVISION FOR (BENEFIT FROM) INCOME TAXES    2,969,000       841,000      (332,000)
                                           -----------   -----------   -----------
NET INCOME                                 $ 6,168,214   $ 2,112,724   $ 2,249,680
                                           ===========   ===========   ===========
BASIC INCOME PER SHARE                            $.30          $.11          $.13
                                                  ====          ====          ====
DILUTED INCOME PER SHARE                          $.26          $.10          $.12
                                                  ====          ====          ====





                      INNODATA CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2000, 1999 and 1998





                                                    Additional    Retained
                                  Common Stock        Paid-in     Earnings     Treasury
                                Shares    Amount      Capital     (Deficit)      Stock       Total

January 1, 1998             18,260,832   $182,608  $ 8,703,340  $(3,449,218)  $(182,597)  $ 5,254,133

  Net income                       -         -            -       2,249,680        -        2,249,680

  Issuance of common
   stock upon exercise
    of stock
     options                    79,992        800       19,197         -           -           19,997

  Purchase of
    treasury stock                -         -            -            -        (38,372)      (38,372)
                            ----------   --------  -----------   ----------   ---------   -----------
December 31, 1998           18,340,824    183,408    8,722,537   (1,199,538)   (220,969)    7,485,438

  Net income                      -          -            -       2,112,724        -        2,112,724

  Issuance of common
    stock upon exercise
     of stock  options       2,054,956     20,548      892,913         -           -          913,461

 Issuance of common
   stock for software
     development               139,992      1,400       67,196         -           -           68,596

  Income tax benefit
    from exercise of
     stock options                -          -       1,071,875         -           -        1,071,875
                            ----------   --------  -----------   ----------   ---------   -----------
December 31, 1999           20,535,772    205,356   10,754,521      913,186    (220,969)   11,652,094

  Net income                      -          -           -        6,168,214        -        6,168,214

  Issuance of common
    stock upon exercise
     of stock options
      and warrants           1,152,442     11,526      689,601         -           -          701,127

  Income tax benefit
    from exercise of
     stock options                -          -         795,000         -           -          795,000
                            ----------   --------  -----------   ----------   ---------   -----------
December 31, 2000           21,688,214   $216,882  $12,239,122   $7,081,400   $(220,969)  $19,316,435
                            ==========   ========  ===========   ==========   =========   ===========




                      INNODATA CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2000, 1999 and 1998





                                                          2000               1999          1998

OPERATING ACTIVITIES:
  Net income                                          $ 6,168,214   $      2,112,724   $ 2,249,680
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization                       2,959,060          1,797,031     1,322,721
    Tax benefit from exercise of options                  795,000          1,071,875          -
    Restructuring costs, impairment of
       assets and other                                      -                  -          133,141
    Loss (gain) on disposal of fixed assets                30,447             71,630       (74,399)
    (Gain) on foreign currency contracts                     -                  -         (487,458)
    Deferred income taxes                                 574,000           (199,000)     (482,000)
    Changes in operating assets and liabilities:
      Accounts receivable                                (551,674)        (2,304,006)      419,834
      Prepaid expenses and other current assets          (977,415)          (326,131)      120,459
      Other assets                                       (409,034)           (73,565)       23,660
      Accounts payable and accrued expenses             1,653,394            258,238       (76,805)
      Liability for foreign currency contracts               -                  -         (912,542)
      Accrued salaries and wages                        1,530,529            680,145       208,422
      Income and other taxes payable                      614,580           (210,855)      102,300
                                                      -----------        -----------   -----------
         Net cash provided by operating activities     12,387,101          2,878,086     2,547,013
                                                      -----------        -----------   -----------
INVESTING ACTIVITIES:
  Capital expenditures                                 (7,403,446)        (3,890,848)   (1,024,622)
  Proceeds from disposal of property and equipment           -                  -          182,912
                                                      -----------        -----------   -----------
        Net cash used in investing activities          (7,403,446)        (3,890,848)     (841,710)
                                                      -----------        -----------   -----------
FINANCING ACTIVITIES:
  Payments of borrowings                                  (24,817)           (55,990)     (121,247)
  Proceeds from exercise of stock options                 701,127            913,461        19,997
  Purchase of treasury stock                                 -                  -          (38,372)
                                                      -----------        -----------   -----------
         Net cash provided by (used in)
           financing activities                           676,310            857,471      (139,622)
                                                      -----------        -----------   -----------
INCREASE (DECREASE) IN CASH AND EQUIVALENTS             5,659,965           (155,291)    1,565,681
CASH AND EQUIVALENTS, BEGINNING OF YEAR                 3,380,242          3,535,533     1,969,852
                                                      -----------        -----------   -----------
CASH AND EQUIVALENTS, END OF YEAR                     $ 9,040,207        $ 3,380,242   $ 3,535,533
                                                      ===========        ===========   ===========
SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION
  Cash paid during the year for:
    Interest                                          $    42,883   $         10,542   $    32,524
    Income taxes                                      $ 1,018,000   $        310,698   $      -




                      INNODATA CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2000, 1999 and 1998

1.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

     Business and Basis of Presentation - Innodata Corporation and subsidiaries (the "Company") is a leading provider of digital content outsourcing services, specializing in XML transformations and content enhancement, offering a "single solution" for companies needing to create high-value, large scale web and on-line content. The Company's services are performed in production facilities located in the Philippines, Sri Lanka, India and the United States. The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All intercompany transactions and balances have been eliminated in consolidation.

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

     Revenue Recognition - Revenue is recognized in the period in which services are performed and delivered.

     Deferred Production Costs - Deferred production costs consist of actual labor and certain other costs incurred for uncompleted and unbilled services. Included in prepaid expenses and other current assets at December 31, 2000 and 1999 are deferred production costs totaling $876,000 and $46,000, respectively.

     Foreign Currency - The functional currency for the Company's production operations located in the Philippines, India and Sri Lanka is U.S. dollars. As such, transactions denominated in Philippine pesos, Indian and Sri Lanka rupees were translated to U.S. dollars at rates which approximate those in effect on transaction dates. Monetary assets and liabilities denominated in foreign currencies at December 31, 2000 and 1999 were translated at the exchange rate in effect as of those dates. Exchange losses resulting from such transactions in 2000 totaled approximately $180,000. Exchange gains and losses in 1999 and 1998 resulting from such transactions were immaterial.

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

     Fair Value of Financial Instruments - The Company has estimated the fair value of financial instruments using available market information and other valuation methodologies in accordance with SFAS No. 107, "Disclosures About Fair Value of Financial Instruments." Management of the Company believes that the fair value of financial instruments for which estimated fair value has not been specifically presented, primarily cash and accounts receivable, is not materially different than the related carrying value. Determinations of fair value are based on subjective data and significant judgment relating to timing of payments and collections and the amounts to be realized. Different assumptions and/or estimation methodologies might have a material effect on the fair value estimates. Accordingly, the estimates of fair value are not necessarily indicative of the amounts the Company would realize in a current market exchange.

     Income Per Share - Basic earnings per share is based on the weighted average number of common shares outstanding without consideration of potential common stock. Diluted earnings per share is based on the weighted average number of common and potential common shares outstanding. The calculation takes into account the shares that may be issued upon exercise of stock options, reduced by the shares that may be repurchased with the funds and tax benefits received from the exercise, based on average prices during the year.

2.     PROPERTY AND EQUIPMENT

     Property and equipment, stated at cost less accumulated depreciation and amortization, consist of the following:





December 31,                        2000         1999

Equipment                      $12,447,297  $ 9,522,707
Furniture and fixtures             724,893      501,768
Leashold improvements            2,047,891    1,045,865
                               -----------  -----------
       Total                    15,220,081   11,070,340
Less accumulated depreciation
     and amortization            5,756,025    6,178,348
                               -----------  -----------
                               $ 9,464,056  $ 4,891,992
                               ===========  ===========



     As of December 31, 2000 and 1999, the net book value of property and equipment located at the Company's production facilities in the Philippines, India and Sri Lanka was approximately $9,046,000 and $4,217,000, respectively.

3.     INCOME  TAXES

     The significant components of the provision for (benefit from) income taxes are as follows:





                                                2000          1999        1998
Current income tax expense:
     Foreign                                $   61,000    $     -      $  50,000
     Federal                                 2,040,000       884,000      55,000
     State and local                           294,000       156,000      45,000
                                            ----------    ----------   ---------
                                             2,395,000     1,040,000     150,000
Deferred income tax expense (benefit)          574,000      (199,000)   (482,000)
                                            ----------    ----------   ---------
Provision for (benefit from) income taxes   $2,969,000    $  841,000   $(332,000)
                                            ==========    ==========   =========



     During 1998, the Company utilized approximately $1,100,000 of net operating loss carryforwards, resulting in a tax benefit of $375,000.

     Reconciliation of the U.S. statutory rate with the Company's effective tax rate is summarized as follows:





                                                       2000   1999     1998

Federal statutory rate                                 34.0%  34.0%    34.0%

Effect of:
     Valuation allowance                                  -      -    (35.0)
     Utilization of net operating loss carryforwards
          not previously recognized                       -      -    (19.5)
     State income taxes (net of federal tax benefit)    1.6    0.1      1.6
     Effect of foreign tax holiday, net of foreign
          income not deemed permanently reinvested     (3.4)  (8.1)       -
     Foreign taxes                                      0.7      -      2.6
     Other                                             (0.4)   2.5     (1.0)
                                                       ----   ----    -----
Effective rate                                         32.5%  28.5%   (17.3)%
                                                       ====   ====    =====



     As of December 31, 2000 and 1999, the composition of the Company's net deferred income taxes is as follows:





                                                  2000        1999

Deferred income tax assets:
     Allowances not currently deductible   $   726,000   $ 355,000
     Expenses not deductible until paid        113,000      60,000
     Net operating loss carryforwards             -        225,000
                                           -----------   ---------
                                               839,000     640,000
     Less:  valuation allowance                   -       (100,000)
                                           -----------   ---------
                                               839,000     540,000
                                           -----------   ---------
Deferred income tax liabilities:
     Foreign source income, not taxable
          until repatriated                 (1,500,000)   (415,000)
     Depreciation and amortization             237,000      25,000
                                           -----------   ---------
                                            (1,263,000)   (390,000)
                                           -----------   ---------
Net deferred income tax (liability)/asset  $  (424,000)  $ 150,000
                                           ===========   =========


4.     COMMITMENTS  AND  CONTINGENT  LIABILITIES

     Line of Credit - The Company has a line of credit with a bank in the amount of $3 million. The line is collateralized by accounts receivable. Interest is charged at 1/2% above the bank's prime rate and is due on demand. The line was unused at December 31, 2000.

     Leases - The Company is obligated under various operating lease agreements for office and production space. The agreements contain escalation clauses and requirements that the Company pay taxes, insurance and maintenance costs. The lease agreements for production space in the Philippines, which expire through 2007, contain provisions pursuant to which the Company may cancel the leases at any time. The annual rental for the leased space in the Philippines is approximately $950,000. For the years ended December 31, 2000, 1999 and 1998, rent expense for office and production space totaled approximately $1,600,000, $850,000 and $700,000, respectively.

     In addition, the Company leases certain equipment under short-term operating lease agreements. Pursuant to the lease agreements, the Company has the option to purchase some or all of the equipment at fixed amounts. For the year ended December 31, 2000, rent expense for equipment totaled approximately $900,000.

     At December 31, 2000, future minimum annual rental commitments on non-cancellable leases (excluding equipment leases with terms less than one year) are as follows:





2001         $  570,000
2002            500,000
2003            295,000
2004            295,000
Thereafter    1,600,000
             ----------
             $3,260,000
             ==========


     Litigation - In response to an arbitration proceeding brought by the Company against a former customer to collect past due amounts for services performed, the former customer has filed an amended answer with counterclaims alleging in substance breach of contract and warranty. These counterclaims seek compensatory damages of not less than $1,000,000 and punitive damages of $500,000. The amended answer was filed by the former customer after the New York State Supreme Court granted the Company's petition to compel arbitration. Management believes that the counterclaims are without merit, and intends to vigorously pursue its claims against the former customer.

     In addition, the Company is subject to various other legal proceedings and claims which arise in the ordinary course of business.

     While the outcome of these matters is currently not determinable, management believes their outcome will not have a material adverse effect on the Company's financial statements.

     Foreign Currency - The Company's production facilities are located in the Philippines, India and Sri Lanka. To the extent that the currencies of these countries fluctuate, the Company is subject to risks of changing costs of production after pricing is established for certain customer projects. However, most significant contracts contain provisions for price renegotiation.

     Other Commitments - The Company has a collective bargaining agreement with certain employees at its Manila facility which provides for approximately 12% wage increases per annum plus one-half of any government mandated increases through March 31, 2001.

     Philippine Pension Requirement - The Philippine government enacted legislation requiring businesses to provide a lump-sum pension payment to employees working at least five years and who are employed by the Company at age
60. Those eligible employees are to receive approximately 59% of one month's pay for each year of employment with the Company. The terms of the collective bargaining agreement provide benefits similar to the government. Based on actuarial assumptions and calculations in accordance with SFAS No. 87, "Employers' Accounting for Pensions," the liability for the future payment is insignificant at December 31, 2000. Under the legislation, the Company is not required to fund future costs, if any.

5.     CAPITAL STOCK

     Common Stock - Effective March 25, 1998, the Company's stockholders approved a one-for-three reverse stock split. On September 9, 1999 and December 7, 2000, the Company paid a three-for-one and a two-for-one stock dividend, respectively. On February 28, 2001, the Company declared a two-for-one stock dividend payable on March 23, 2001, and the stockholders increased the number of common shares the Company is authorized to issue to 75,000,000. The financial statements and notes thereto, including all share and per share amounts, have been restated to reflect all such splits.

     Preferred Stock - The Board of Directors is authorized to fix the terms, rights, preferences and limitations of the preferred stock and to issue the preferred stock in series which differ as to their relative terms, rights, preferences and limitations.

     Common Stock Reserved - At December 31, 2000, the Company reserved for issuance 8,942,884 shares of common stock pursuant to the Company's Stock Option Plans (including 1,099,164 options issued to the Company's Chairman and its President which were not granted under the plans).

6.     STOCK OPTIONS AND WARRANTS

Stock Options

     The Company adopted, with stockholder approval, 1993, 1994, 1995, 1996 and 1998 Stock Option Plans (the "1993 Plan," "1994 Plan," "1994 DD Plan," "1995 Plan," "1996 Plan" and the "1998 Plan") which provide for the granting of options to purchase not more than an aggregate of 1,050,000, 1,260,000, 210,000, 2,400,000, 1,999,992 and 3,600,000 shares of common stock, respectively, subject to adjustment under certain circumstances. Such options may be incentive stock options ("ISOs") within the meaning of the Internal Revenue Code of 1986, as amended, or options that do not qualify as ISOs ("Non-Qualified Options").

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

     The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock Based Compensation." Accordingly, no compensation expense has been recognized for stock options granted to employees. Had compensation cost for the Company's stock option grants been determined based on the fair value at the grant date for awards in 2000, 1999 and 1998 consistent with the provisions of SFAS No. 123, the Company's net income would have been $5.7 million or $.28 per share, basic, and $.25 per share, diluted in 2000, $1.8 million, or $.10 per share, basic, and $.08 per share, diluted, in 1999, and $1.5 million, or $.08 per share, basic and diluted, in 1998. The fair value of options at date of grant was estimated using the Black-Scholes pricing model with the following weighted average assumptions: expected life of four years; risk free interest rate of 6% in 2000, 5% in 1999 and 1998, expected volatility of 115% in 2000 and 107% in 1999 and 1998; and a zero dividend yield. The effects of applying SFAS No. 123 in this disclosure are not indicative of future disclosures.






                                                                                          Weighted
                                              Weighted                                    Average
                    Per Share                 Average   Weighted              Weighted     Fair
                    Range of                 Remaining  Average               Average      Value,
                    Exercise     Number     Contractual Exercise   Number      Exercise   Date of
                     Prices   Outstanding     Life      Price   Exercisable   Price       Grant

Balance 1/1/98   $0.25 - 0.81   2,954,304       4        $0.53    1,391,628    $0.68
                 $0.85 - 1.75   2,174,292       3        $1.17    1,127,952    $1.08
                               ----------                         ---------
                                5,128,596                         2,519,580
                                                                  =========
  Canceled       $0.31 - 0.88  (1,936,392)
  Canceled       $0.95 - 1.75  (1,950,516)
  Granted        $0.25 - 0.53   2,115,588       5        $0.46                             $0.33
  Granted and
      Repriced   $0.42 - 0.72   3,207,120       2        $0.53                             $0.22
  Granted and
      Repriced   $1.38            399,996       3        $1.29                             $0.17
  Exercised      $0.25            (79,992)
                               ----------
Balance 12/31/98 $0.25 - 0.75   6,446,604       3        $0.47    1,169,952    $0.34
                 $1.19 - 1.49     437,796       2        $1.31       37,800    $1.47
                               ----------                         ---------
                                6,884,400                         1,207,752
                                                                  =========

  Cancelled      $0.25 - 0.57    (425,388)      3        $0.38
  Granted        $0.67 - 2.00   1,249,200       5        $1.05                             $0.82
  Exercised      $0.25 - 0.75  (1,946,956)               $0.48
                               ----------
Balance 12/31/99 $0.25 - 0.47   1,321,320       2        $0.34    1,321,320    $0.34
                 $0.50 - 0.75   3,645,740       3        $0.58    2,056,940    $0.57
                 $1.19 - 2.00     794,196       2        $1.62      437,796    $1.31
                               ----------                         ---------
                                5,761,256                         3,816,056
                                                                  =========

  Cancelled      $0.35 - $2.00   (267,840)      5        $0.85
  Granted        $1.57 - $2.69  2,729,600                $1.97                             $1.58
  Exercised      $0.25 - $2.00   (902,440)               $0.61
                                ---------

Balance 12/31/00 $0.25 - $0.47  1,019,640       2        $0.34    1,019,640    $0.34
                 $0.50 - $0.75  2,858,632       3        $0.58    2,429,632    $0.56
                 $1.29            399,996       2        $1.29      399,996    $1.29
                 $1.56 - $2.25  2,699,108       4        $1.90      295,984    $1.73
                 $2.50 - $2.69    343,200       5        $2.52         -         -
                               ----------                         ---------
                                7,320,576                         4,145,252
                               ==========                         =========



     Subsequent to December 31, 2000, the Company granted options to purchase 1,142,000 shares at $5.44 per share.

8.     SEGMENT REPORTING

     Until December 31, 1999 when the Company phased out its document imaging services, the Company's operations were classified in two business segments; Internet and on-line digital content outsourcing services, and document imaging services.

     Internet and on-line digital content outsourcing services provide all the necessary steps for product development and data conversion to enable its clients to create and disseminate vast amounts of information both on-line and via the Internet. Its clients represent an array of Internet content providers and major electronic publishers of legal, scientific, educational, and medical information, as well as document-intensive companies repurposing their proprietary information into electronic resources that can be referenced via web-centric applications.

     In 1999 and 1998, one client accounted for 17% and 13%, respectively, of the Company's digital content outsourcing services' revenues. In addition, during 1998, one client that is comprised of twelve affiliated companies, accounted for 21% of such revenues. Further, in 1999 and 1998, export revenues, all of which were derived from European clients, accounted for 21% and 22%, respectively, of such revenues.

     The document imaging services segment provided high volume backfile and day-forward conversion of business documents, technical manuals, engineering drawings, aperture cards, roll film, and microfiche, providing high quality computer accessible images and indexing.





                                             1999          1998
Revenues
Digital content outsourcing services  $26,459,447   $17,401,346
Document imaging services               1,030,691     2,192,007
                                      -----------   -----------
Total consolidated                    $27,490,138   $19,593,353
                                      ===========   ===========
Income (loss) before income taxes
Digital content outsourcing services  $ 3,523,682   $ 3,151,928(a)
Document imaging services                (569,958)   (1,234,248)(b)
                                      -----------   -----------
Total consolidated                    $ 2,953,724   $ 1,917,680
                                      ===========   ===========




(a) Includes gain on foreign currency contracts and reversal of previously estimated liabilities of $736,000.
(b)     Includes write off of goodwill of $382,000.





                                             1999         1998
Total assets
Digital content outsourcing services  $15,437,090  $ 9,520,116
Document imaging services                 208,787    1,075,392
                                      -----------  -----------
Total consolidated                    $15,645,877  $10,595,508
                                      ===========  ===========
Capital expenditures
Digital content outsourcing services  $ 3,881,870  $   980,218
Document imaging services                   8,978       44,404
                                      -----------  -----------
Total consolidated                    $ 3,890,848  $ 1,024,622
                                      ===========  ===========
Depreciation and amortization
Digital content outsourcing services  $ 1,660,801  $ 1,116,445
Document imaging services                 136,230      206,276
                                      -----------  -----------
Total consolidated                    $ 1,797,031  $ 1,322,721
                                      ===========  ===========




     In 2000, one client accounted for 54% of the Company's total revenues, and export revenues, most of which were derived from European clients, accounted for 10% of revenues. A significant amount of the Company's revenues are derived from clients in the publishing industry. Accordingly, the Company's accounts receivable generally include significant amounts due from such clients.

9.     INCOME  PER  SHARE






                                                         2000         1999         1998

Net income                                           $ 6,168,214  $ 2,112,724  $ 2,249,680
                                                     ===========  ===========  ===========
Weighted average common shares outstanding            20,261,644   18,701,488   17,740,896
Dilutive effect of outstanding warrants and options    3,016,339    2,592,264      376,692
                                                     -----------  -----------  -----------
Adjusted for dilutive computation                     23,277,983   21,293,752   18,117,588
                                                     ===========  ===========  ===========
Basic income per share                                      $.30         $.11         $.13
                                                            ====         ====         ====
Diluted income per share                                    $.26         $.10         $.12
                                                            ====         ====         ====




10.     IMPAIRMENT  OF  ASSETS  AND  OTHER

     In the fourth quarter of 1998, management determined that the goodwill associated with the document imaging services business could not be recovered. Accordingly, the unamortized amount of $382,000 was written off at December 31, 1998. Further, certain estimated liabilities for restructuring and other items accrued in 1997 totaling $249,000 were deemed in excess of actual amounts payable and were recognized as income in the fourth quarter of 1998.

11.     FOREIGN CURRENCY CONTRACTS

     In the second quarter of 1998, the Company reached an agreement in connection with foreign currency contracts that were in dispute. This resulted in a reduction of the estimated liability previously provided by $487,000 that was recognized as a gain.

12.     QUARTERLY  RESULTS  OF  OPERATIONS  (UNAUDITED)




                               First    Second     Third    Fourth
                              Quarter   Quarter   Quarter   Quarter
                                (in thousands, except per share)
2000
Revenues                      $8,839    $9,712   $13,039   $19,141
Net income                       258       429     1,468     4,013
Net income per share            $.01      $.02      $.07      $.19
Diluted net income per share    $.01      $.02      $.06      $.16

 1999
Revenues                      $5,611    $7,026    $7,073    $7,780
Net income                       291       968       585       269
Net income per share            $.02      $.05      $.03      $.01
Diluted net income per share    $.02      $.05      $.03      $.01





                                    PART III

Item 10. Directors and Executive Officers of Registrant

Officers and Directors

     The officers and directors of the Company are as follows:





Name                        Age  Position
Barry Hertz                  51  Chairman of the Board, Chief Executive Officer

Martin Kaye                  53  Executive Vice President, Chief Financial Officer,
                                 Secretary and Director

Jay Gelman                   39  Senior Vice President - Sales

Stanley Stern                50  Senior Vice President - Customer Relations, Director

E. Bruce Fredrikson          63  Director

William Karsh                47  Director

Isaac Schlesinger            54  Director

Jack Spiegelman              62  Director



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

     Martin Kaye has been Executive Vice President, Chief Financial Officer and Director of the Company since April 1994. He was elected Secretary of the Company in August 1994. Mr. Kaye is a certified public accountant and has served as Chief Financial Officer of Innodata since October 1993 and was appointed as a Director in March 1995. He had been an audit partner with Deloitte & Touche LLP for more than five years until his resignation in 1993. Mr. Kaye holds a B.B.A. in accounting from Baruch College (1970).

     Jay Gelman has been Senior Vice President - Sales since March 2001 and prior thereto he was the Company's Vice President of Sales for its institutional market data business since January 2000. From August 1998 until December 1999, he served as President of the Company's Newsware division. In 1989, he co-founded Alliance Distributors, a leading distributor of products manufactured by Nintendo, Sony, RCA/GE, Electronic Arts, and many other consumer electronic companies. In December 1997, Take Two Interactive, a public company, bought Alliance Distributors. Prior thereto he was a salesman for the Company from 1987 through 1989. Mr. Gelman attended Northeastern University and Bernard Baruch College.

     Stanley Stern has been Senior Vice President - Customer Relations since June 2000 and a Director of the Company since May 1999. He previously served as Director from April 1994 until his resignation in September 1997. He was chief operating officer of Track, and in predecessor positions, for more than five years. Since the Merger, he was Executive Vice President of TDC until his resignation in December 1996. From January 1998 through May 2000, Mr. Stern had been Chief Operating Officer of Integrated Medical Technologies, Inc., an Internet-based provider of medical services information. Mr. Stern holds a B.B.A. from Baruch College (1973). He is also a director of Innodata.

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

     William Karsh has been a Director of the Company since January 2000. Mr. Karsh is a Senior Vice President in charge of business development and operations at Knight Securities, L.P., the Nasdaq/non-Nasdaq over-the-counter equity securities market-making subsidiary of Knight Trading Group, Inc.
(Nasdaq: NITE).   He is a member of the Advisory Board at Neovest; the Board of
Directors at Internet Trading Technologies, Inc. and the Board of Advisors at TheFinancialCafe.com. He was Executive Vice President, Chief Operations and Administrative Officer at SunAmerica Financial Network Inc., a holding company within SunAmerica, Inc. (NYSE: AIG) from April 1998 through June 1999. From January 1991 through March 1998, he was Treasurer and Executive Vice President of National Discount Brokers Group, Inc. (NYSE: NDB). In January 1994, he also became Chief Executive Officer and President of NDB. He has a B.A. in Accounting from Queens (NY) College (1977). He is a certified public accountant, holds Series 7, 63, 41, 24, 27 licenses and is an arbitrator for the New York Stock Exchange (NYSE).

     Isaac Schlesinger has been a Director of the Company since July 2000.
Since 1975, Mr. Schlesinger has been a managing director and senior officer of Bishop, Rosen & Co., Inc., members of the New York and American Stock Exchanges, a retail and institutional brokerage firm. He also serves as C.R.O.P., S.R.O.P., M.P. and chief financial officer. Mr. Schlesinger received a BA in Comparative Literature from Brooklyn College (1977).

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

     In connection with a stock purchase agreement with Knight Trading Group, Inc. ("Knight") in December 2000, Knight has the right to designate one member of the Board of Directors for three years. Mr. Karsh has been designated by Knight. Directors are elected to serve until the next annual meeting of stockholders and until their successors are elected and qualified. Officers serve at the discretion of the Board. There are no family relationships among directors or officers.

Compliance With Section 16(a) of the Securities Exchange Act of 1934

     The Company believes that during the period from January 1, 2000 through December 31, 2000 all Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were complied with.

Item 11.  Executive Compensation

     The following table sets forth information with respect to compensation paid by the Company for services to it during the three fiscal years ended December 31, 2000 to the Company's Chief Executive Officer and to the executive officers whose aggregate cash and cash equivalent compensation exceeded $100,000.





                           Summary Compensation Table

                                                                  Number
                                                                 of Stock
                              Fiscal   Annual                    Options
Name and Position              Year    Salary    Bonus   Total   Awarded

Barry Hertz                    2000   $375,000     -    $375,000  350,000
Chairman, CEO                  1999   $375,000     -    $375,000  200,000
                               1998   $375,000     -    $375,000  160,000

Jay Gelman                     2000   $250,000     -    $250,000  280,000
Senior Vice President -
   Sales



     The above table does not include certain insurance and other personal benefits, the total value of which does not exceed the lesser of $50,000 or 10% of such person's cash compensation.

                        Option Grants In Last Fiscal Year
                                Individual Grants





                           Percent of                           Potential Realized
                         Total Options                           Value at Assumed
                           Granted to                             Annual Rates of
            Number of      Employees                            Stock Appreciation
             Options       in Fiscal     Exercise   Expiration   for Option Term
Name         Granted          Year        Price        Date         5%        10%
Barry Hertz  50,000 (A)       2.5%        $6.75       3/13/05   $ 93,000   $206,000
            300,000 (A)      15.2%         1.50       5/31/05    123,000    276,000

Jay Gelman   30,000 (A)       1.5%        $6.75       3/13/05   $ 55,800   $123,600
             50,000 (A)       2.5%         1.50       5/31/05     20,500     46,000
            200,000 (B)      10.1%         1.50       7/31/05     82,000    184,000


(A) Vesting is over a two-year period.
(B) Vesting is over a four-year period.



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

Barry Hertz    None           -       260,000/450,000       $-0-/$-0-

Jay Gelman     None           -        85,000/340,000       $-0-/$-0-



There are no employment agreements, stock appreciation rights or long-term incentive plans.

Directors Compensation

     Dr. Fredrikson is compensated at the rate of $1,250 per month, plus out-of-pocket expenses for each meeting attended. Mr. Schlesinger is compensated at the rate of $1,500 per meeting attended. No other director is compensated for his services as director.

     Messrs. Fredrikson and Schlesinger received options to purchase 7,000 and 10,000 shares, respectively, as compensation for their services.

Compensation Committee Interlocks and Insider Participation

     For the Company's fiscal year ended December 31, 2000, Messrs. Hertz and Kaye were officers of the Company and were members of the Board of Directors (there is no compensation committee). Mr. Hertz is Chairman of Innodata and Mr. Kaye is chief financial officer and a director of Innodata. Messrs. Fredrikson and Stern (for Mr. Stern until Innodata's annual meeting in December 2000) are also directors of Innodata.

Item 12. Security Ownership of Certain Beneficial Owners and Management
     The following table sets forth, as of February 28, 2001, information regarding the beneficial ownership of the Company's Common Stock based upon the most recent information available to the Company for (i) each person known by the Company to own beneficially more than five (5%) percent of the Company's outstanding Common Stock, (ii) each of the Company's officers and directors and
(iii) all officers and directors of the Company as a group. Unless otherwise indicated, each stockholder's address is c/o the Company, 56 Pine Street, New York, New York 10005.





                                          Shares Owned Beneficially (1)
Name                                    No. of Shares      % of Class

Barry Hertz (2)                            27,863,880        43.1%

Martin Kaye (3)                               310,000           *

Jay Gelman (4)                                162,000           *

Isaac Schlesinger                              15,000           *

Jack Spiegelman (5)                            86,500           *

E. Bruce Fredrikson (3)
Syracuse University
School of Management
Syracuse, NY 13244                             87,500           *

Stanley Stern (6)                              89,500           *

All Officers and Directors as a Group
(seven persons)(2)(3)(4)(5)(6)             28,607,380        43.8%

 ---------------
* = less than 1%

(1) Except as noted otherwise, all shares are owned beneficially and of record. Based on 64,210,955 shares outstanding.
(2) Consists of 25,205,532 shares owned by Mr. Hertz, 2,138,400 shares owned by Trusts established in the names of Mr. Hertz's children and 94,948 shares held by a family LLC managed by Mr. Hertz who owns 8% of such LLC. Mr. Hertz disclaims beneficial interest in shares owned by the Trust and 92% of the family LLC not owned by him. Also includes 425,000 options which are presently exercisable under the Company's Stock Option Plans.
(3) Consists of shares issuable upon the exercise of presently exercisable options granted under the Company's Stock Option Plans.
(4) Consists of 7,000 shares owned of record and 155,000 shares issuable upon the exercise of presently exercisable options granted under the Company's Stock Option Plans.
(5) Consists of 4,000 shares owned by his wife as to which Mr. Spiegelman disclaims beneficial interest and 22,500 shares issuable upon the exercise of presently exercisable options granted under the Company's Stock Option Plan.
(6) Consists of 22,000 shares owned of record and 35,000 shares held in the Track Data Phantom Unit Trust to be released upon his termination of association with the Company, or earlier with approval of the Board of Directors. Also includes 32,500 shares issuable upon the exercise of presently exercisable options granted under the Company's Stock Option Plans.



Item 13. Certain Relationships and Related Transactions

     In July 1998, the Company entered into a software development agreement with Third Millennium Technology, Inc. ("TMT"), a corporation controlled by Morton Mackof, a former director of the Company. In connection with the agreement, the Company granted TMT a five-year option to purchase 120,000 shares of its common stock at $1.00 per share, exercisable 60,000 at the end of each of the first two anniversaries. During 2000, the Company terminated this agreement by paying $40,000 and continuing fees for future services provided in the contract through June 2001. The monthly fees paid to TMT consist of a declining scale fee per user of the Company's myTrack service and certain additional fees are payable in connection with revenues from online trading. Such fees and other consulting services in 1998 amounted to $189,442, $101,550 and $98,132 in 2000, 1999 and 1998, respectively.

     From April 1999 to August 2000, the Company offered online trading through its myTrack service utilizing Track Securities Corporation ("TSC") as its broker-dealer. TSC is a broker-dealer owned and operated by Jack Spiegelman, a director of the Company. The Company licensed its myTrack trading system to a subsidiary of TSC until August 2000. The Company was receiving $2.25 per trade pursuant to the agreement, which aggregated $2,280,000 in 2000 and $590,000 in 1999. In addition, TSC paid a share of the marketing and advertising costs incurred by the Company, which aggregated $666,000 in 2000 and $571,000 in 1999. At December 31, 2000 and 1999, the amount due from TSC of $115,640 and $655,483, respectively, is included in other assets. Further, the director has a five-year consulting agreement with the Company pursuant to which he is to be paid an annual fee of the greater of $50,000 or 5% of the after-tax earnings, if any, from trading activities. In 2000 and 1999, the fee was $50,000 and $37,500, respectively. In August 2000, the Company obtained its own broker-dealer license and, after registration in all states, terminated the relationship with TSC, except for the director consulting agreement, and transferred all the trading accounts from TSC to the Company's broker-dealer, Track Data Securities Corp.


                                     PART IV


Item 14. Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit          Description
3.1     Certificate of Incorporation, as amended (1)
3.2     By-Laws (1)
4.2     Specimen of Common Stock certificate (1)
10.1     1994 Stock Option Plan (1)
10.2     Form of indemnity agreement with directors (1)
10.3     1995 Stock Option Plan (2)
10.4     1995 Disinterested Directors' Stock Option Plan (3)
10.5     Merger Agreement between the Company and Global (4)
10.6     1996 Stock Option Plan (5)
10.7     1998 Stock Option Plan (6)
23.1     Consent of Grant Thornton LLP filed herewith regarding Track Data
Corporation
23.2     Consent of Grant Thornton LLP filed herewith regarding Innodata
Corporation
_ _ _ _ _ _ _ _ _ _ _ _ _ _ _

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

                              TRACK DATA CORPORATION


                              By     /s/
                                 -------------------------------------------
                              Barry  Hertz,  Chairman  of  the  Board



     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.





Signature            Title                                      Date


    /s/              Chairman of the Board and                  March 23, 2001
-------------------  Chief Executive Officer
Barry Hertz


    /s/              Vice President - Finance,  Chief           March 23, 2001
-------------------  Financial Officer, Secretary and Director
Martin Kaye


       /s/           Senior Vice President - Customer           March 23, 2001
-------------------  Relations and Director
Stanley Stern


    /s/              Director                                   March 23, 2001
-------------------
E. Bruce Fredrikson


                     Director
-------------------
William Karsh


    /s/              Director                                   March 23, 2001
-------------------
Isaac Schlesinger


    /s/              Director                                   March 23, 2001
-------------------
Jack Spiegelman





                                                                    Exhibit 23.1



               CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

We have issued our report dated March 1, 2001, accompanying the consolidated financial statements of Track Data Corporation which is included in the Annual Report of Track Data Corporation on Form 10-K for the year ended December 31, 2000. We hereby consent to the incorporation by reference of said report in the Registration Statements of Track Data Corporation on Forms S-3 (File No. 333-4780, effective July 11, 1996, File No. 333-83167, effective August 16, 1999, File No. 333-91645, effective February 9, 2000, File No. 333-34696, effective June 8, 2000 and File No. 333-54296, effective February 9, 2001) and on Forms S-8 (File No. 333-4532, effective May 2, 1996, File No. 333-52131, effective May 8, 1998 and File No. 333-82171, effective July 2, 1999).



/S/  GRANT THORNTON LLP

     Melville, New York
     March  1,  2001

                                                                    Exhibit 23.2


               CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

We have issued our report dated February 23, 2001 (except for Note 5 for which the date is February 28, 2001), accompanying the consolidated financial statements of Innodata Corporation which is included in the Annual Report of Track Data Corporation on Form 10-K for the year ended December 31, 2000. We hereby consent to the incorporation by reference of said report in the Registration Statements of Track Data Corporation on Forms S-3 (File No. 333-4780, effective July 11, 1996, File No. 333-83167, effective August 16, 1999, File No. 333-91645, effective February 9, 2000, File No. 333-34696, effective June 8, 2000 and File No. 333-54296, effective February 9, 2001) and on Forms S-8 (File No. 333-4532, effective May 2, 1996, File No. 333-52131, effective May 8, 1998 and File No. 333-82171, effective July 2, 1999).



/S/  GRANT THORNTON LLP

     New York, New York
     February 23, 2001