Form 10-Q
period 2001-03-31
TRACK DATA CORP
filed 2001-05-15
CIK 922811

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



                  For the quarterly period ended March 31, 2001

                         Commission File Number 0-24634


                             TRACK DATA CORPORATION
             (Exact name of registrant as specified in its charter)


                                    DELAWARE
                 (State or other jurisdiction of incorporation)


                                 56 Pine Street
                                  New York, NY
                    (Address of principal executive offices)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of April 30, 2001 there were 61,450,268 shares of common stock outstanding.


PART I.   FINANCIAL INFORMATION

Item 1.     Financial Statements

            See pages 2-9

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

            See pages 10-12

Item  3.    Quantitative  and  Qualitative  Disclosures  About  Market  Risk

            See page 12


PART ll.    OTHER INFORMATION

            See page 13


                     Track Data Corporation and Subsidiaries
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                        2001           2000
                                                    -----------    -------------
                                                     Unaudited     Derived from
                                                                      audited
                                                                     financial
                                                                     statements
ASSETS:

CASH AND EQUIVALENTS                                $26,175,835   $  6,505,756

ACCOUNTS RECEIVABLE-net                               1,827,143      1,743,941

DUE FROM CLEARING BROKER                                921,521        774,864

MARKETABLE SECURITIES                                 4,029,367      2,646,348

FIXED ASSETS-net                                      5,689,796      5,743,303

INVESTMENT IN AFFILIATE                               2,056,981      1,873,958

EXCESS OF COST OVER NET ASSETS ACQUIRED               2,230,243      2,333,699

NET DEFERRED INCOME TAX ASSETS                          450,000        450,000

OTHER ASSETS                                          2,148,377      2,406,932
                                                    -----------    -----------

TOTAL                                               $45,529,263    $24,478,801
                                                    ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
     Accounts payable and accrued expenses          $ 3,572,133    $ 3,338,112
     Note payable - bank                                581,420        569,321
     Notes payable - other                              855,834        836,203
     Trading securities sold but not yet purchased   19,209,188      1,492,484
     Capital lease obligations                          943,132      1,215,826
     Other liabilities, including income taxes          238,793        294,588
                                                    -----------    -----------

                    Total liabilities                25,400,500      7,746,534
                                                    -----------    -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Common stock - $.01 par value; 300,000,000
        shares authorized; issued and
          outstanding - 62,714,615 shares
            in 2001 and 64,453,556 shares in 2000       627,146        644,536
     Additional paid-in capital                      24,321,182     26,136,695
     Accumulated other comprehensive income             550,219        675,921
     Deficit                                         (5,369,784)   (10,724,885)
                                                    -----------    -----------

                    Total stockholders' equity       20,128,763     16,732,267
                                                    -----------    -----------

TOTAL                                               $45,529,263    $24,478,801
                                                    ===========    ===========

          See notes to condensed consolidated financial statements







                     Track Data Corporation and Subsidiaries
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (unaudited)





                                                    2001          2000
                                                ------------  ------------

SERVICE FEES AND REVENUE                        $17,391,494   $12,890,331
                                                -----------   -----------

COSTS AND EXPENSES:
     Direct operating costs                       7,914,396     7,109,155
     Selling and administrative expenses          4,937,228     6,126,816
     Marketing and advertising                      329,190     2,060,011
     Gain on sale of investment in affiliate       (555,658)         -
     Gain on marketable securities                 (267,306)     (539,871)
     Interest (income) expense - net                (45,457)       44,448
                                                -----------   -----------

                    Total                        12,312,393    14,800,559
                                                -----------   -----------

INCOME (LOSS) BEFORE EQUITY IN NET INCOME
     OF AFFILIATE                                 5,079,101    (1,910,228)

EQUITY IN NET INCOME OF AFFILIATE                   276,000        32,000
                                                -----------   -----------

NET INCOME (LOSS)                               $ 5,355,101   $(1,878,228)
                                                ===========   ===========

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE          $.08         $(.03)
                                                       ====         =====

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING    63,981,000    63,377,000
                                                ===========   ===========


       See notes to condensed consolidated financial statements









                     Track Data Corporation and Subsidiaries
                CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS'
                         EQUITY AND COMPREHENSIVE INCOME
                        THREE MONTHS ENDED MARCH 31, 2001
                                   (unaudited)




                                              Accumulated
                                 Additional      Other                       Compre-
                       Common     Paid-in     Comprehensive                  hensive
                       Stock      Capital        Income       Deficit        Income
                     --------   -----------  ------------   -------------   ---------
BALANCE,
  JANUARY 1, 2001     $644,536   $26,136,695  $ 675,921      $(10,724,885)

  Net income                                                    5,355,101   $5,355,101

  Stock options
   and warrants
     exercised             383        24,864

  Purchase and
   retirement of
     treasury stock    (17,773)   (1,756,576)

  Tax effect of
   stock options
     exercised                       (83,801)

  Unrealized loss
   on marketable
     securities -
      net of taxes                             (125,702)                      (125,702)
                                                                            ----------

  Comprehensive
   income                                                                   $5,229,399
                                                                            ==========
                      --------   -----------  ---------      ------------
BALANCE,
  MARCH 31, 2001      $627,146   $24,321,182  $ 550,219      $ (5,369,784)
                      ========   ===========  =========      ============


See notes to condensed consolidated financial statements


                     Track Data Corporation and Subsidiaries
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (unaudited)

                                                              2001          2000
                                                       -------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                    $ 5,355,101   $(1,878,228)
   Adjustments to reconcile net income (loss)
      to net cash provided by (used in)
        operating activities:
          Depreciation and amortization                     711,338       795,165
          Equity in net income of affiliate                (276,000)      (32,000)
          Gain on sale of Innodata common stock            (555,658)         -
          Net gain on other marketable securities          (267,306)     (539,871)
          Net proceeds from marketable securities        16,391,487          -
          Changes in operating assets and liabilities:
              Accounts receivable and due
                 from clearing broker                      (229,859)       (9,502)
              Other assets                                  209,085      (770,592)
              Accounts payable and accrued expenses         234,021        10,660
              Other liabilities                              (7,930)      (29,486)
                                                        -----------   -----------

                  Net cash provided by (used in)
                        operating activities             21,564,279    (2,453,854)
                                                        -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of fixed assets                                (518,644)     (175,665)
   Proceeds from sale of Innodata and
      Edgar Online securities                               648,635       530,505
   Loans from others                                          4,679        12,237
                                                        -----------   -----------

                  Net cash provided by
                        investing activities                134,670       367,077
                                                        -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments under capital lease obligations                (272,695)     (381,107)
   Net proceeds (payments) on note payable - bank            12,099      (222,517)
   Net borrowings on notes payable - other                   19,631        17,889
   Purchase of treasury stock                            (1,774,349)          (14)
   Proceeds from exercise of stock options                   27,047     1,187,510
   Net disbursements on loans from
       employee savings program                             (44,086)      (11,468)
                                                        -----------   -----------

                  Net cash (used in) provided by
                        financing activities             (2,032,353)      590,293
                                                        -----------   -----------

EFFECT OF EXCHANGE RATE DIFFERENCES ON CASH                   3,483         1,092
                                                        -----------   -----------

NET INCREASE (DECREASE) IN CASH                          19,670,079    (1,495,392)

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                 6,505,756     5,665,833
                                                        -----------   -----------

CASH AND EQUIVALENTS, END OF PERIOD                     $26,175,835   $ 4,170,441
                                                        ===========   ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for:
        Interest                                        $    75,103   $    79,684
        Income taxes                                         16,550         8,395


                     See notes to condensed consolidated financial statements




                     Track Data Corporation and Subsidiaries
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (unaudited)


1. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2001, and the results of operations and of cash flows for the three months ended March 31, 2001 and 2000. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of results that may be expected for any other interim period or for the full year.

These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2000 included in the Company's Annual Report on Form 10-K. The accounting policies used in preparing these financial statements are the same as those described in the December 31, 2000 financial statements.

2. During the three months ended March 31, 2001, options to purchase 38,330 shares were exercised at prices of $0.50 to $0.75, aggregating net proceeds to the Company of $25,247.

3. In March, 2001, the Company completed its buyback announced during 2000 of 2 million shares of its common stock and the Board authorized the purchase of up to an additional 2.5 million shares. During the first quarter, 1,777,300 shares were purchased at a cost of $1,774,000. In May, 2001, the Company completed the purchase of the additional 2.5 million shares and the Board authorized the purchase of up to an additional 3 million shares.

4. During the three months ended March 31, 2001, the Company issued options to purchase an aggregate of 1,150,000 shares of its common stock (1 million to its Chairman) at an exercise price of $1.50 per share.

5. The Company charges all costs incurred to establish the technological feasibility of a product or product enhancement to research and development expense. Research and development expenses were $77,000 and $95,000 for the three months ended March 31, 2001 and 2000, respectively.

6. Advertising costs, charged to operations when incurred, were approximately $329,000 and $2,060,000 for the three months ended March 31, 2001 and 2000, respectively.

7. The Company has accounted for its investment in Innodata Corporation ("Innodata"), a publicly traded company, using the equity method. The Company's Chairman and its CFO held similar positions with Innodata until May 7, 2001, when they resigned as officers and directors of Innodata. The Company's investment in Innodata will be accounted for as available for sale securities after such date. As of April 30, 2001, the Company owned 2,096,000 shares of Innodata common stock, or approximately 10% of its outstanding common stock.

8. Marketable securities consists of the following:

                                                           March 31     December 31
                                                             2001          2000
                                                           -----------  ------------
Edgar Online - Available for sale securities -at market    $   926,380  $  1,135,884
Trading securities - at market                               3,102,987     1,510,464
                                                           -----------  ------------
                                                           $ 4,029,367  $  2,646,348
                                                           ===========  ============
Trading securities sold but not yet purchased - at market  $19,209,188  $  1,492,484
                                                           ===========  ============



The Company owns 712,600 shares of Edgar Online, Inc. ("EOL"), an Internet-based supplier of business, financial and competitive intelligence derived from U.S. Securities and Exchange Commission data. The Company carries the investment at $926,380, the market value at March 31, 2001. The difference between the cost of $9,349 and fair market value of these securities, net of $366,812 in deferred taxes, or $550,219, is classified as a component of accumulated other comprehensive income included in stockholders' equity.

Trading securities have a long market value of $3,102,987 with a cost of $3,670,632, or a net unrealized loss of $(567,645). Securities sold but not yet purchased, have a short market value of $19,209,188 with a cost of $19,715,942, or a net unrealized gain of $506,754. The Company pledged its holdings in EOL and Innodata as collateral for its trading accounts.

The Company received proceeds as of March 31, 2001 of approximately $19 million from the sale of trading securities sold but not yet purchased. The Company's arbitrage trading strategy is to fully cover its open positions during each month with covering option positions that expire in the succeeding month with a view to generate interest income. The March 31, 2001 positions were closed during April 2001 and other positions with the same strategy have been established since that date.

9. Earnings (Loss) Per Share--Basic earnings (loss) per share is based on the weighted average number of common shares outstanding without consideration of potential common stock. Diluted earnings (loss) per share is based on the weighted average number of common and potential dilutive common shares outstanding. In 2000, such result would be anti-dilutive. There was no effect on earnings per share in 2001 as a result of potential dilution. The calculation takes into account the shares that may be issued upon exercise of stock options, reduced by the shares that may be repurchased with the funds received from the exercise, based on the average price during the period.


10.     Segment Information

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


                                                         Three Months Ended March 31,

Revenues                                                      2001          2000
Professional Market                                      $ 8,740,052   $ 7,721,669
Non-Professional Market                                    8,651,442     5,168,662
                                                         -----------   -----------
 Total                                                   $17,391,494   $12,890,331
                                                         ===========   ===========

Income (loss) before unallocated amounts, equity
  in netincome of affiliate and income taxes:
Professional Market                                      $ 2,235,646   $   (26,674)
Non-Professional Market                                    2,537,437    (1,730,218)

Unallocated amounts:
 Depreciation and amortization                              (562,403)     (648,759)
 Gain on marketable securities and
    sale of investment in affiliate                          822,964       539,871
 Interest income (expense), net                               45,457       (44,448)
                                                         -----------   -----------
Income (loss) before equity in net income of
 affiliate and income taxes                                5,079,101    (1,910,228)

Equity in net income of affiliate                            276,000        32,000
                                                         -----------   -----------
Income (loss) before taxes                               $ 5,355,101   $(1,878,228)
                                                         ===========   ===========


11. Broker-Dealer Service Agreement--From April 1999 to August 2000 when the Company obtained its own broker-dealer license, the Company offered online trading through its myTrack service utilizing Track Securities Corporation ("TSC") as its broker-dealer. TSC is a broker-dealer owned and operated by a director of the Company. The Company licensed its myTrack trading system to a subsidiary of TSC. The Company received $2.25 per trade pursuant to the agreement, which aggregated $1,084,000 for the three months ended March 31, 2000. In addition, TSC paid a share of the marketing and advertising costs incurred by the Company, which aggregated $815,000 during this period. Further, the director has a five-year consulting agreement with the Company pursuant to which he is to be paid an annual fee of the greater of $50,000 or 5% of the after-tax earnings, if any, from trading activities. In 2001 and 2000, the fee was $12,500. In August 2000, the Company terminated the relationship with TSC, except for the director consulting agreement, and transferred all the trading accounts from TSC to the Company's broker-dealer, Track Data Securities Corp ("TDSC").

12. Transactions with Clearing Broker and Customers--The Company conducts business through a clearing broker which settles all trades for the Company, on a fully disclosed basis, on behalf of its customers. The Company earns commissions as an introducing broker for the transactions of its customers. In the normal course of business, the Company's customer activities involve the execution of various customer securities transactions. These activities may expose the Company to off-balance-sheet risk in the event the customer or other broker is unable to fulfill its contracted obligations and the Company has to purchase or sell the financial instrument underlying the contract at a loss.

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

13. Net Capital Requirements--The SEC, NASD, and various other regulatory agencies have stringent rules requiring the maintenance of specific levels of net capital by securities brokers, including the SEC's uniform net capital rule, which governs TDSC. Net capital is defined as assets minus liabilities, plus other allowable credits and qualifying subordinated borrowings less mandatory deductions that result from excluding assets that are not readily convertible into cash and from valuing other assets, such as a firm's positions in securities, conservatively. Among these deductions are adjustments in the market value of securities to reflect the possibility of a market decline prior to disposition.

As of March 31, 2001, TDSC was required to maintain minimum net capital, in accordance with SEC rules, of approximately $111,000 and had total net capital of $433,000, or approximately $322,000 in excess of minimum net capital requirements.

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

14.     Comprehensive income (loss) is as follows:



                                               Three Months Ended
                                                   March 31,
                                              2001          2000
                                           ----------   -----------
Net income (loss)                          $5,355,101   $(1,878,228)
Unrealized (loss) gain on
    marketable securities-net of taxes       (125,702)      708,156
                                           ----------   -----------
Comprehensive income (loss)                $5,229,399   $(1,170,072)
                                           ==========   ===========



                     Track Data Corporation and Subsidiaries
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Results of Operations

Three Months ended March 31, 2001 and 2000

     Revenues for the three months ended March 31, 2001 and 2000 were $17,391,000 and $12,890,000, respectively, an increase of 35%. The Company's Professional Market segment had revenues for the three months ended March 31, 2001 and 2000 of $8,740,000 and $7,722,000, respectively, an increase of 13% for this segment. The Company's Non-Professional Market segment had revenues of $8,651,000 and $5,169,000, respectively, for the three months ended March 31, 2001 and 2000, an increase of 67% for this segment. The revenue increase in 2001 is due principally to myTrack's online trading and market data services. The Company obtained its own broker-dealer license and its registration in all of the states by August 2000. Prior thereto, trading revenues include only revenues from the licensing of its trading system, rather than a full amount of commissions paid by customers.

     Direct operating costs were $7,914,000 for the three months ended March 31, 2001 and $7,109,000 for the similar period in 2000, an increase of 11%. Direct operating costs as a percentage of revenues were 46% in 2001 and 55% in 2000. The decrease in 2001 is due principally to the greater revenues recognized after obtaining the broker-dealer license. Without giving effect to unallocated depreciation and amortization expense, the Company's Professional Market segment had $3,664,000 and $4,476,000 of direct costs for the three months ended March 31, 2001 and 2000, respectively. Direct operating costs as a percentage of revenues for the Professional segment were 42% in 2001 and 58% in 2000. The decline in dollars and percent in 2001 is due to reduced cost of telecommunications and greater sharing of the overhead by the Non-Professional segment. The Company's Non-Professional Market segment had $3,777,000 and $3,102,000 in direct costs for the three months ended March 31, 2001 and 2000, respectively. Direct operating costs as a percentage of revenues for the Non-Professional segment were 44% in 2001 and 60% in 2000. The reduction in percentage is due to the recognition of full commission from the broker-dealer. Direct operating costs include direct payroll, direct telecommunication costs, computer supplies, depreciation, equipment lease expense and the amortization of software development costs. Since August 2000, when the Company commenced recording the full commissions from customers, direct costs include costs of clearing, back office payroll and other direct broker-dealer expenses.

     Selling and administrative expenses were $4,937,000 and $6,127,000 in the 2001 and 2000 periods, respectively, a decrease of 19%. Selling and administrative expenses as a percentage of revenues was 28% in 2001 and 48% in 2000. Without giving effect to unallocated depreciation and amortization expense, selling and administrative expenses for the Professional Market segment were $2,831,000 and $3,171,000 in the 2001 and 2000 periods, respectively, a decrease of 11%. For the Professional Market segment selling and administrative expenses as a percentage of revenues was 32% in 2001 and 41% in 2000. Selling and administrative expenses for the Non-Professional segment were $2,017,000 and $2,947,000 in the 2001 and 2000 periods, respectively, a decrease of 32%. For the Non-Professional segment selling and administrative expense as a percentage of revenue was 23% in 2001 and 57% in 2000. The dollar and percentage decreases in 2001 compared to 2000 was principally due to decreased payroll and related expenses for myTrack's online trading and market data services.

     Marketing and advertising costs were $329,000 in 2001 and $2,060,000 in 2000. The substantial majority of these costs were incurred by the Non-Professional segment of the Company which incurred $320,000 in 2001, and $1,886,000 in 2000. The Company intends to spend less on marketing and advertising during the first half of 2001 than in 2000. Marketing costs in 2000 are net of $815,000 received from Track Securities under a licensing agreement. These costs were principally incurred in connection with the Company's myTrack online trading and market data systems. The Professional Market segment spent $9,000 in 2001 and $174,000 in 2000.

     As a result of the above-mentioned factors, the Professional Market segment realized $2,236,000 in income before unallocated amounts, equity in net income of affiliate and income taxes in 2001 compared to a loss of $27,000 in 2000.
The Non-Professional Market segment realized income of $2,537,000 in 2001 and a net loss of $1,730,000 in 2000 before unallocated amounts, equity in net income of affiliate and income taxes.

     In 2001 and 2000, the Company realized a gain of approximately $823,000 and $540,000, respectively, on the sale of certain shares of Edgar Online, Inc., Innodata Corporation and other marketable securities.

     As a result of the above mentioned factors, the Company realized income before equity in net income from an affiliate of $5,079,000 in the 2001 period compared to a loss of $1,910,000 in 2000.

     The Company had a valuation allowance of $5,727,000 at December 31, 2000 as management believes it may not be able to realize all of its net operating loss carryforwards in the future. The establishment of a valuation allowance results in not recognizing tax benefits currently. However, in the event such benefits are realized or determined at a later date to be realizable, such future periods will benefit, net of amounts credited to paid-in capital, from such change and reflect greater income or a decreased loss.

     The equity in net income from an affiliate, Innodata Corporation, was $276,000 and $32,000 in 2001 and 2000, respectively.

     The Company realized net income of $5,355,000 in 2001 principally from increased revenues from myTrack's online trading and market data services and a significant reduction in expenses, including marketing and advertising, compared to a net loss of $1,878,000 in 2000 principally due to marketing and advertising of the Company's myTrack service.

Liquidity and Capital Resources

     During the three months ended March 31, 2001 cash provided by operating activities was $21,564,000 compared to cash used in operating activities of $2,454,000 in the three months ended March 31, 2000. The increase in 2001 was primarily due to net proceeds from trading securities sold but not yet purchased pursuant to an arbitrage trading strategy described below, and to operating income, compared to a loss incurred in 2000. Cash flows provided by investing activities was $135,000 and $367,000 in 2001 and 2000, respectively, principally from the sale of Innodata and Edgar Online common stock, offset by increased purchases of fixed assets in 2001. Cash flows used in financing activities in the three months ended March 31, 2001 was $2,032,000, principally from the purchase of treasury stock, compared to cash flows from financing activities of $590,000 in the 2000 period, principally from the exercise of stock options and warrants.

The Company has a line of credit with a bank. The line is collateralized by the assets of the Company and is guaranteed by its Chairman. Interest is charged at 1.75% above the bank's prime rate and is due on demand. The Company may borrow up to 80% of eligible accounts receivable and is required to maintain a compensating balance of 10% of the outstanding loans. At March 31, 2001, the Company had outstanding borrowings under the line of $581,000. The line of credit is sufficient for the Company's present cash requirements. The Company received proceeds as of March 31, 2001 of approximately $19 million from the sale of trading securities sold but not yet purchased. The Company's arbitrage trading strategy is to fully cover its open positions during each month with covering option positions that expire in the succeeding month with a view to generate interest income. The March 31, 2001 positions were closed during April 2001 and other positions with the same strategy have been established since that date. The Company reduced its advertising costs in 2001 and will continue to do so in the first half of 2001. The Company may seek additional financing and or dispose of certain of its marketable securities to support increased advertising costs in the future. There are no major capital expenditures anticipated beyond the normal replacement of equipment and additional equipment to meet customer requirements.

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

Quantitative and Qualitative Disclosures About Market Risk

     The Company is exposed to interest rate change market risk with respect to its credit facility with a financial institution, which is priced based on the prime rate of interest. At March 31, 2001, $581,000 was outstanding under the credit facility. Changes in the prime interest rate during fiscal 2001 will have a positive or negative effect on the Company's interest expense. Such exposure will increase accordingly should the Company maintain higher levels of borrowing during 2001.

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

Item 1.     Legal Proceedings. Not Applicable

Item 2.     Changes in Securities. Not Applicable

Item 3.     Defaults upon Senior Securities. Not Applicable

Item 4.     Submission of Matters to a Vote of Security Holders. Not Applicable

Item 5.     Other Information. None

Item 6.     (a) Exhibits. None

     (b) There were no reports on Form 8-K filed during the first quarter of 2001.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


TRACK DATA CORPORATION

Date:  5/11/01                     /s/
       -------         ------------------------
                            Barry Hertz
                       Chairman of the Board
                       Chief Executive Officer

Date:  5/11/01                     /s/
       -------         ------------------------
                           Martin Kaye
                          V.P. Finance
                     Principal Financial Officer

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



                  For the quarterly period ended March 31, 2001

                         Commission File Number 0-24634


                             TRACK DATA CORPORATION
             (Exact name of registrant as specified in its charter)


                                    DELAWARE
                 (State or other jurisdiction of incorporation)


                                 56 Pine Street
                                  New York, NY
                    (Address of principal executive offices)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of April 30, 2001 there were 61,450,268 shares of common stock outstanding.


PART I.   FINANCIAL INFORMATION

Item 1.     Financial Statements

            See pages 2-9

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

            See pages 10-12

Item  3.    Quantitative  and  Qualitative  Disclosures  About  Market  Risk

            See page 12


PART ll.    OTHER INFORMATION

            See page 13


                     Track Data Corporation and Subsidiaries
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                        2001           2000
                                                    -----------    -------------
                                                     Unaudited     Derived from
                                                                      audited
                                                                     financial
                                                                     statements
ASSETS:

CASH AND EQUIVALENTS                                $26,175,835   $  6,505,756

ACCOUNTS RECEIVABLE-net                               1,827,143      1,743,941

DUE FROM CLEARING BROKER                                921,521        774,864

MARKETABLE SECURITIES                                 4,029,367      2,646,348

FIXED ASSETS-net                                      5,689,796      5,743,303

INVESTMENT IN AFFILIATE                               2,056,981      1,873,958

EXCESS OF COST OVER NET ASSETS ACQUIRED               2,230,243      2,333,699

NET DEFERRED INCOME TAX ASSETS                          450,000        450,000

OTHER ASSETS                                          2,148,377      2,406,932
                                                    -----------    -----------

TOTAL                                               $45,529,263    $24,478,801
                                                    ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
     Accounts payable and accrued expenses          $ 3,572,133    $ 3,338,112
     Note payable - bank                                581,420        569,321
     Notes payable - other                              855,834        836,203
     Trading securities sold but not yet purchased   19,209,188      1,492,484
     Capital lease obligations                          943,132      1,215,826
     Other liabilities, including income taxes          238,793        294,588
                                                    -----------    -----------

                    Total liabilities                25,400,500      7,746,534
                                                    -----------    -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Common stock - $.01 par value; 300,000,000
        shares authorized; issued and
          outstanding - 62,714,615 shares
            in 2001 and 64,453,556 shares in 2000       627,146        644,536
     Additional paid-in capital                      24,321,182     26,136,695
     Accumulated other comprehensive income             550,219        675,921
     Deficit                                         (5,369,784)   (10,724,885)
                                                    -----------    -----------

                    Total stockholders' equity       20,128,763     16,732,267
                                                    -----------    -----------

TOTAL                                               $45,529,263    $24,478,801
                                                    ===========    ===========

          See notes to condensed consolidated financial statements







                     Track Data Corporation and Subsidiaries
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (unaudited)





                                                    2001          2000
                                                ------------  ------------

SERVICE FEES AND REVENUE                        $17,391,494   $12,890,331
                                                -----------   -----------

COSTS AND EXPENSES:
     Direct operating costs                       7,914,396     7,109,155
     Selling and administrative expenses          4,937,228     6,126,816
     Marketing and advertising                      329,190     2,060,011
     Gain on sale of investment in affiliate       (555,658)         -
     Gain on marketable securities                 (267,306)     (539,871)
     Interest (income) expense - net                (45,457)       44,448
                                                -----------   -----------

                    Total                        12,312,393    14,800,559
                                                -----------   -----------

INCOME (LOSS) BEFORE EQUITY IN NET INCOME
     OF AFFILIATE                                 5,079,101    (1,910,228)

EQUITY IN NET INCOME OF AFFILIATE                   276,000        32,000
                                                -----------   -----------

NET INCOME (LOSS)                               $ 5,355,101   $(1,878,228)
                                                ===========   ===========

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE          $.08         $(.03)
                                                       ====         =====

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING    63,981,000    63,377,000
                                                ===========   ===========


       See notes to condensed consolidated financial statements









                     Track Data Corporation and Subsidiaries
                CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS'
                         EQUITY AND COMPREHENSIVE INCOME
                        THREE MONTHS ENDED MARCH 31, 2001
                                   (unaudited)




                                              Accumulated
                                 Additional      Other                       Compre-
                       Common     Paid-in     Comprehensive                  hensive
                       Stock      Capital        Income       Deficit        Income
                     --------   -----------  ------------   -------------   ---------
BALANCE,
  JANUARY 1, 2001     $644,536   $26,136,695  $ 675,921      $(10,724,885)

  Net income                                                    5,355,101   $5,355,101

  Stock options
   and warrants
     exercised             383        24,864

  Purchase and
   retirement of
     treasury stock    (17,773)   (1,756,576)

  Tax effect of
   stock options
     exercised                       (83,801)

  Unrealized loss
   on marketable
     securities -
      net of taxes                             (125,702)                      (125,702)
                                                                            ----------

  Comprehensive
   income                                                                   $5,229,399
                                                                            ==========
                      --------   -----------  ---------      ------------
BALANCE,
  MARCH 31, 2001      $627,146   $24,321,182  $ 550,219      $ (5,369,784)
                      ========   ===========  =========      ============


See notes to condensed consolidated financial statements


                     Track Data Corporation and Subsidiaries
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (unaudited)

                                                              2001          2000
                                                       -------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                    $ 5,355,101   $(1,878,228)
   Adjustments to reconcile net income (loss)
      to net cash provided by (used in)
        operating activities:
          Depreciation and amortization                     711,338       795,165
          Equity in net income of affiliate                (276,000)      (32,000)
          Gain on sale of Innodata common stock            (555,658)         -
          Net gain on other marketable securities          (267,306)     (539,871)
          Net proceeds from marketable securities        16,391,487          -
          Changes in operating assets and liabilities:
              Accounts receivable and due
                 from clearing broker                      (229,859)       (9,502)
              Other assets                                  209,085      (770,592)
              Accounts payable and accrued expenses         234,021        10,660
              Other liabilities                              (7,930)      (29,486)
                                                        -----------   -----------

                  Net cash provided by (used in)
                        operating activities             21,564,279    (2,453,854)
                                                        -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of fixed assets                                (518,644)     (175,665)
   Proceeds from sale of Innodata and
      Edgar Online securities                               648,635       530,505
   Loans from others                                          4,679        12,237
                                                        -----------   -----------

                  Net cash provided by
                        investing activities                134,670       367,077
                                                        -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments under capital lease obligations                (272,695)     (381,107)
   Net proceeds (payments) on note payable - bank            12,099      (222,517)
   Net borrowings on notes payable - other                   19,631        17,889
   Purchase of treasury stock                            (1,774,349)          (14)
   Proceeds from exercise of stock options                   27,047     1,187,510
   Net disbursements on loans from
       employee savings program                             (44,086)      (11,468)
                                                        -----------   -----------

                  Net cash (used in) provided by
                        financing activities             (2,032,353)      590,293
                                                        -----------   -----------

EFFECT OF EXCHANGE RATE DIFFERENCES ON CASH                   3,483         1,092
                                                        -----------   -----------

NET INCREASE (DECREASE) IN CASH                          19,670,079    (1,495,392)

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                 6,505,756     5,665,833
                                                        -----------   -----------

CASH AND EQUIVALENTS, END OF PERIOD                     $26,175,835   $ 4,170,441
                                                        ===========   ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for:
        Interest                                        $    75,103   $    79,684
        Income taxes                                         16,550         8,395


                     See notes to condensed consolidated financial statements




                     Track Data Corporation and Subsidiaries
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (unaudited)


1. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2001, and the results of operations and of cash flows for the three months ended March 31, 2001 and 2000. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of results that may be expected for any other interim period or for the full year.

These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2000 included in the Company's Annual Report on Form 10-K. The accounting policies used in preparing these financial statements are the same as those described in the December 31, 2000 financial statements.

2. During the three months ended March 31, 2001, options to purchase 38,330 shares were exercised at prices of $0.50 to $0.75, aggregating net proceeds to the Company of $25,247.

3. In March, 2001, the Company completed its buyback announced during 2000 of 2 million shares of its common stock and the Board authorized the purchase of up to an additional 2.5 million shares. During the first quarter, 1,777,300 shares were purchased at a cost of $1,774,000. In May, 2001, the Company completed the purchase of the additional 2.5 million shares and the Board authorized the purchase of up to an additional 3 million shares.

4. During the three months ended March 31, 2001, the Company issued options to purchase an aggregate of 1,150,000 shares of its common stock (1 million to its Chairman) at an exercise price of $1.50 per share.

5. The Company charges all costs incurred to establish the technological feasibility of a product or product enhancement to research and development expense. Research and development expenses were $77,000 and $95,000 for the three months ended March 31, 2001 and 2000, respectively.

6. Advertising costs, charged to operations when incurred, were approximately $329,000 and $2,060,000 for the three months ended March 31, 2001 and 2000, respectively.

7. The Company has accounted for its investment in Innodata Corporation ("Innodata"), a publicly traded company, using the equity method. The Company's Chairman and its CFO held similar positions with Innodata until May 7, 2001, when they resigned as officers and directors of Innodata. The Company's investment in Innodata will be accounted for as available for sale securities after such date. As of April 30, 2001, the Company owned 2,096,000 shares of Innodata common stock, or approximately 10% of its outstanding common stock.

8. Marketable securities consists of the following:

                                                           March 31     December 31
                                                             2001          2000
                                                           -----------  ------------
Edgar Online - Available for sale securities -at market    $   926,380  $  1,135,884
Trading securities - at market                               3,102,987     1,510,464
                                                           -----------  ------------
                                                           $ 4,029,367  $  2,646,348
                                                           ===========  ============
Trading securities sold but not yet purchased - at market  $19,209,188  $  1,492,484
                                                           ===========  ============



The Company owns 712,600 shares of Edgar Online, Inc. ("EOL"), an Internet-based supplier of business, financial and competitive intelligence derived from U.S. Securities and Exchange Commission data. The Company carries the investment at $926,380, the market value at March 31, 2001. The difference between the cost of $9,349 and fair market value of these securities, net of $366,812 in deferred taxes, or $550,219, is classified as a component of accumulated other comprehensive income included in stockholders' equity.

Trading securities have a long market value of $3,102,987 with a cost of $3,670,632, or a net unrealized loss of $(567,645). Securities sold but not yet purchased, have a short market value of $19,209,188 with a cost of $19,715,942, or a net unrealized gain of $506,754. The Company pledged its holdings in EOL and Innodata as collateral for its trading accounts.

The Company received proceeds as of March 31, 2001 of approximately $19 million from the sale of trading securities sold but not yet purchased. The Company's arbitrage trading strategy is to fully cover its open positions during each month with covering option positions that expire in the succeeding month with a view to generate interest income. The March 31, 2001 positions were closed during April 2001 and other positions with the same strategy have been established since that date.

9. Earnings (Loss) Per Share--Basic earnings (loss) per share is based on the weighted average number of common shares outstanding without consideration of potential common stock. Diluted earnings (loss) per share is based on the weighted average number of common and potential dilutive common shares outstanding. In 2000, such result would be anti-dilutive. There was no effect on earnings per share in 2001 as a result of potential dilution. The calculation takes into account the shares that may be issued upon exercise of stock options, reduced by the shares that may be repurchased with the funds received from the exercise, based on the average price during the period.


10.     Segment Information

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


                                                         Three Months Ended March 31,

Revenues                                                      2001          2000
Professional Market                                      $ 8,740,052   $ 7,721,669
Non-Professional Market                                    8,651,442     5,168,662
                                                         -----------   -----------
 Total                                                   $17,391,494   $12,890,331
                                                         ===========   ===========

Income (loss) before unallocated amounts, equity
  in netincome of affiliate and income taxes:
Professional Market                                      $ 2,235,646   $   (26,674)
Non-Professional Market                                    2,537,437    (1,730,218)

Unallocated amounts:
 Depreciation and amortization                              (562,403)     (648,759)
 Gain on marketable securities and
    sale of investment in affiliate                          822,964       539,871
 Interest income (expense), net                               45,457       (44,448)
                                                         -----------   -----------
Income (loss) before equity in net income of
 affiliate and income taxes                                5,079,101    (1,910,228)

Equity in net income of affiliate                            276,000        32,000
                                                         -----------   -----------
Income (loss) before taxes                               $ 5,355,101   $(1,878,228)
                                                         ===========   ===========


11. Broker-Dealer Service Agreement--From April 1999 to August 2000 when the Company obtained its own broker-dealer license, the Company offered online trading through its myTrack service utilizing Track Securities Corporation ("TSC") as its broker-dealer. TSC is a broker-dealer owned and operated by a director of the Company. The Company licensed its myTrack trading system to a subsidiary of TSC. The Company received $2.25 per trade pursuant to the agreement, which aggregated $1,084,000 for the three months ended March 31, 2000. In addition, TSC paid a share of the marketing and advertising costs incurred by the Company, which aggregated $815,000 during this period. Further, the director has a five-year consulting agreement with the Company pursuant to which he is to be paid an annual fee of the greater of $50,000 or 5% of the after-tax earnings, if any, from trading activities. In 2001 and 2000, the fee was $12,500. In August 2000, the Company terminated the relationship with TSC, except for the director consulting agreement, and transferred all the trading accounts from TSC to the Company's broker-dealer, Track Data Securities Corp ("TDSC").

12. Transactions with Clearing Broker and Customers--The Company conducts business through a clearing broker which settles all trades for the Company, on a fully disclosed basis, on behalf of its customers. The Company earns commissions as an introducing broker for the transactions of its customers. In the normal course of business, the Company's customer activities involve the execution of various customer securities transactions. These activities may expose the Company to off-balance-sheet risk in the event the customer or other broker is unable to fulfill its contracted obligations and the Company has to purchase or sell the financial instrument underlying the contract at a loss.

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

13. Net Capital Requirements--The SEC, NASD, and various other regulatory agencies have stringent rules requiring the maintenance of specific levels of net capital by securities brokers, including the SEC's uniform net capital rule, which governs TDSC. Net capital is defined as assets minus liabilities, plus other allowable credits and qualifying subordinated borrowings less mandatory deductions that result from excluding assets that are not readily convertible into cash and from valuing other assets, such as a firm's positions in securities, conservatively. Among these deductions are adjustments in the market value of securities to reflect the possibility of a market decline prior to disposition.

As of March 31, 2001, TDSC was required to maintain minimum net capital, in accordance with SEC rules, of approximately $111,000 and had total net capital of $433,000, or approximately $322,000 in excess of minimum net capital requirements.

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

14.     Comprehensive income (loss) is as follows:



                                               Three Months Ended
                                                   March 31,
                                              2001          2000
                                           ----------   -----------
Net income (loss)                          $5,355,101   $(1,878,228)
Unrealized (loss) gain on
    marketable securities-net of taxes       (125,702)      708,156
                                           ----------   -----------
Comprehensive income (loss)                $5,229,399   $(1,170,072)
                                           ==========   ===========



                     Track Data Corporation and Subsidiaries
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Results of Operations

Three Months ended March 31, 2001 and 2000

     Revenues for the three months ended March 31, 2001 and 2000 were $17,391,000 and $12,890,000, respectively, an increase of 35%. The Company's Professional Market segment had revenues for the three months ended March 31, 2001 and 2000 of $8,740,000 and $7,722,000, respectively, an increase of 13% for this segment. The Company's Non-Professional Market segment had revenues of $8,651,000 and $5,169,000, respectively, for the three months ended March 31, 2001 and 2000, an increase of 67% for this segment. The revenue increase in 2001 is due principally to myTrack's online trading and market data services. The Company obtained its own broker-dealer license and its registration in all of the states by August 2000. Prior thereto, trading revenues include only revenues from the licensing of its trading system, rather than a full amount of commissions paid by customers.

     Direct operating costs were $7,914,000 for the three months ended March 31, 2001 and $7,109,000 for the similar period in 2000, an increase of 11%. Direct operating costs as a percentage of revenues were 46% in 2001 and 55% in 2000. The decrease in 2001 is due principally to the greater revenues recognized after obtaining the broker-dealer license. Without giving effect to unallocated depreciation and amortization expense, the Company's Professional Market segment had $3,664,000 and $4,476,000 of direct costs for the three months ended March 31, 2001 and 2000, respectively. Direct operating costs as a percentage of revenues for the Professional segment were 42% in 2001 and 58% in 2000. The decline in dollars and percent in 2001 is due to reduced cost of telecommunications and greater sharing of the overhead by the Non-Professional segment. The Company's Non-Professional Market segment had $3,777,000 and $3,102,000 in direct costs for the three months ended March 31, 2001 and 2000, respectively. Direct operating costs as a percentage of revenues for the Non-Professional segment were 44% in 2001 and 60% in 2000. The reduction in percentage is due to the recognition of full commission from the broker-dealer. Direct operating costs include direct payroll, direct telecommunication costs, computer supplies, depreciation, equipment lease expense and the amortization of software development costs. Since August 2000, when the Company commenced recording the full commissions from customers, direct costs include costs of clearing, back office payroll and other direct broker-dealer expenses.

     Selling and administrative expenses were $4,937,000 and $6,127,000 in the 2001 and 2000 periods, respectively, a decrease of 19%. Selling and administrative expenses as a percentage of revenues was 28% in 2001 and 48% in 2000. Without giving effect to unallocated depreciation and amortization expense, selling and administrative expenses for the Professional Market segment were $2,831,000 and $3,171,000 in the 2001 and 2000 periods, respectively, a decrease of 11%. For the Professional Market segment selling and administrative expenses as a percentage of revenues was 32% in 2001 and 41% in 2000. Selling and administrative expenses for the Non-Professional segment were $2,017,000 and $2,947,000 in the 2001 and 2000 periods, respectively, a decrease of 32%. For the Non-Professional segment selling and administrative expense as a percentage of revenue was 23% in 2001 and 57% in 2000. The dollar and percentage decreases in 2001 compared to 2000 was principally due to decreased payroll and related expenses for myTrack's online trading and market data services.

     Marketing and advertising costs were $329,000 in 2001 and $2,060,000 in 2000. The substantial majority of these costs were incurred by the Non-Professional segment of the Company which incurred $320,000 in 2001, and $1,886,000 in 2000. The Company intends to spend less on marketing and advertising during the first half of 2001 than in 2000. Marketing costs in 2000 are net of $815,000 received from Track Securities under a licensing agreement. These costs were principally incurred in connection with the Company's myTrack online trading and market data systems. The Professional Market segment spent $9,000 in 2001 and $174,000 in 2000.

     As a result of the above-mentioned factors, the Professional Market segment realized $2,236,000 in income before unallocated amounts, equity in net income of affiliate and income taxes in 2001 compared to a loss of $27,000 in 2000.
The Non-Professional Market segment realized income of $2,537,000 in 2001 and a net loss of $1,730,000 in 2000 before unallocated amounts, equity in net income of affiliate and income taxes.

     In 2001 and 2000, the Company realized a gain of approximately $823,000 and $540,000, respectively, on the sale of certain shares of Edgar Online, Inc., Innodata Corporation and other marketable securities.

     As a result of the above mentioned factors, the Company realized income before equity in net income from an affiliate of $5,079,000 in the 2001 period compared to a loss of $1,910,000 in 2000.

     The Company had a valuation allowance of $5,727,000 at December 31, 2000 as management believes it may not be able to realize all of its net operating loss carryforwards in the future. The establishment of a valuation allowance results in not recognizing tax benefits currently. However, in the event such benefits are realized or determined at a later date to be realizable, such future periods will benefit, net of amounts credited to paid-in capital, from such change and reflect greater income or a decreased loss.

     The equity in net income from an affiliate, Innodata Corporation, was $276,000 and $32,000 in 2001 and 2000, respectively.

     The Company realized net income of $5,355,000 in 2001 principally from increased revenues from myTrack's online trading and market data services and a significant reduction in expenses, including marketing and advertising, compared to a net loss of $1,878,000 in 2000 principally due to marketing and advertising of the Company's myTrack service.

Liquidity and Capital Resources

     During the three months ended March 31, 2001 cash provided by operating activities was $21,564,000 compared to cash used in operating activities of $2,454,000 in the three months ended March 31, 2000. The increase in 2001 was primarily due to net proceeds from trading securities sold but not yet purchased pursuant to an arbitrage trading strategy described below, and to operating income, compared to a loss incurred in 2000. Cash flows provided by investing activities was $135,000 and $367,000 in 2001 and 2000, respectively, principally from the sale of Innodata and Edgar Online common stock, offset by increased purchases of fixed assets in 2001. Cash flows used in financing activities in the three months ended March 31, 2001 was $2,032,000, principally from the purchase of treasury stock, compared to cash flows from financing activities of $590,000 in the 2000 period, principally from the exercise of stock options and warrants.

The Company has a line of credit with a bank. The line is collateralized by the assets of the Company and is guaranteed by its Chairman. Interest is charged at 1.75% above the bank's prime rate and is due on demand. The Company may borrow up to 80% of eligible accounts receivable and is required to maintain a compensating balance of 10% of the outstanding loans. At March 31, 2001, the Company had outstanding borrowings under the line of $581,000. The line of credit is sufficient for the Company's present cash requirements. The Company received proceeds as of March 31, 2001 of approximately $19 million from the sale of trading securities sold but not yet purchased. The Company's arbitrage trading strategy is to fully cover its open positions during each month with covering option positions that expire in the succeeding month with a view to generate interest income. The March 31, 2001 positions were closed during April 2001 and other positions with the same strategy have been established since that date. The Company reduced its advertising costs in 2001 and will continue to do so in the first half of 2001. The Company may seek additional financing and or dispose of certain of its marketable securities to support increased advertising costs in the future. There are no major capital expenditures anticipated beyond the normal replacement of equipment and additional equipment to meet customer requirements.

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

Quantitative and Qualitative Disclosures About Market Risk

     The Company is exposed to interest rate change market risk with respect to its credit facility with a financial institution, which is priced based on the prime rate of interest. At March 31, 2001, $581,000 was outstanding under the credit facility. Changes in the prime interest rate during fiscal 2001 will have a positive or negative effect on the Company's interest expense. Such exposure will increase accordingly should the Company maintain higher levels of borrowing during 2001.

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

Item 1.     Legal Proceedings. Not Applicable

Item 2.     Changes in Securities. Not Applicable

Item 3.     Defaults upon Senior Securities. Not Applicable

Item 4.     Submission of Matters to a Vote of Security Holders. Not Applicable

Item 5.     Other Information. None

Item 6.     (a) Exhibits. None

     (b) There were no reports on Form 8-K filed during the first quarter of 2001.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


TRACK DATA CORPORATION

Date:  5/11/01                     /s/
       -------         ------------------------
                            Barry Hertz
                       Chairman of the Board
                       Chief Executive Officer

Date:  5/11/01                     /s/
       -------         ------------------------
                           Martin Kaye
                          V.P. Finance
                     Principal Financial Officer