Form 10-Q
period 2001-06-30
TRACK DATA CORP
filed 2001-08-13
CIK 922811

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 2001

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of July 31, 2001 there were 57,869,685 shares of common stock outstanding.


PART  I.   FINANCIAL  INFORMATION

Item 1.     Financial Statements

            See pages 2-11

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

            See pages 12-16

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

            See  page  16

PART II.    OTHER INFORMATION

            See page 17



                     Track Data Corporation and Subsidiaries
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                 June 30,         December 31,
                                                  2001               2000
                                               -----------        ------------

                                               Unaudited     Derived from audited
                                                             financial statements
ASSETS

CASH AND EQUIVALENTS                          $34,327,652         $6,505,756

ACCOUNTS RECEIVABLE-net                         1,899,924          1,743,941

DUE FROM CLEARING BROKER                          770,512            774,864

MARKETABLE SECURITIES                          20,828,295          2,646,348

FIXED ASSETS-net                                5,331,981          5,743,303

INVESTMENT IN AFFILIATE                              -             1,873,958

EXCESS OF COST OVER NET ASSETS ACQUIRED         2,126,787          2,333,699

NET DEFERRED INCOME TAX ASSETS                       -               450,000

OTHER ASSETS                                    1,689,917          2,406,932
                                              -----------         ----------

TOTAL                                         $66,975,068        $24,478,801
                                              ===========        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
     Accounts payable and accrued expenses    $ 3,149,022        $ 3,338,112
     Note payable - bank                        1,546,637            569,321
     Notes payable - other                        875,927            836,203
     Trading securities sold but not
        yet purchased                          34,979,401          1,492,484
     Capital lease obligation                     826,558          1,215,826
     Net deferred income tax liabilities        2,229,000               -
     Other liabilities                            275,445            294,588
                                              -----------        -----------

                    Total liabilities          43,881,990          7,746,534
                                              -----------        -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Common stock - $.01 par value;
       300,000,000 shares authorized;
          issued and outstanding
           - 59,230,805 shares in 2001
            and 64,453,556 shares in 2000         592,308            644,536
     Additional paid-in capital                22,210,824         26,136,695
     Accumulated other comprehensive income     4,125,303            675,921
     Deficit                                   (3,835,357)       (10,724,885)
                                              -----------       ------------

                  Total stockholders' equity   23,093,078         16,732,267
                                              -----------         ----------

TOTAL                                         $66,975,068        $24,478,801
                                              ===========        ===========

See notes to condensed consolidated financial statements


                     Track Data Corporation and Subsidiaries
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Unaudited)

                                                     2001          2000
                                                 ------------  -----------

SERVICE FEES AND REVENUE                         $33,713,749   $25,923,244
                                                 ------------  -----------

COSTS AND EXPENSES:
     Direct operating costs                       15,773,627    14,346,044
     Selling and administrative expenses           9,898,638    12,275,543
     Marketing and advertising                       808,655     4,361,546
     Gain on sale of investments in affiliate       (948,793)         -
     Gain on marketable securities                  (988,674)     (482,843)
     Interest (income) expense - net                (122,232)      129,327
                                                 -----------  ------------

                    Total                         24,421,221    30,629,617
                                                 -----------  ------------

INCOME (LOSS) BEFORE EQUITY IN NET INCOME
    OF AFFILIATE AND INCOME TAXES                  9,292,528    (4,706,373)

EQUITY IN NET INCOME OF AFFILIATE                    276,000        85,000
                                                 -----------  ------------

INCOME (LOSS) BEFORE INCOME TAXES                  9,568,528    (4,621,373)

INCOME TAXES                                       2,679,000          -
                                                 -----------  ------------

NET INCOME (LOSS)                                $ 6,889,528   $(4,621,373)
                                                 ===========   ===========

BASIC AND DILUTED NET INCOME (LOSS)  PER SHARE          $.11         $(.07)
                                                        ====         =====

WEIGHTED AVERAGE SHARES OUTSTANDING               62,332,000    63,522,000
                                                 ===========   ===========

See notes to condensed consolidated financial statements





                     Track Data Corporation and Subsidiaries
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    THREE MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Unaudited)

                                                   2001          2000
                                                ------------  ------------

SERVICE FEES AND REVENUE                        $16,322,254   $13,032,913
                                                -----------   -----------

COSTS AND EXPENSES:
     Direct operating costs                       7,859,228     7,236,889
     Selling and administrative expenses          4,961,412     6,148,727
     Marketing and advertising                      479,464     2,301,535
     Gain on sale of investment in affiliate       (393,134)            -
     (Gain) loss on marketable securities          (721,369)       57,028
     Interest (income) expense - net                (76,774)       84,879
                                                -----------   -----------

                    Total                        12,108,827    15,829,058
                                                -----------   -----------

INCOME (LOSS) BEFORE EQUITY IN NET INCOME
     OF AFFILIATE AND INCOME TAXES                4,213,427    (2,796,145)

EQUITY IN NET INCOME OF AFFILIATE                      -           53,000
                                                -----------   -----------

INCOME (LOSS) BEFORE INCOME TAXES                 4,213,427    (2,743,145)

INCOME TAXES                                      2,679,000          -
                                                -----------   -----------

NET INCOME (LOSS)                               $ 1,534,427   $(2,743,145)
                                                ===========   ===========

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE          $.03         $(.04)
                                                       ====         =====

WEIGHTED AVERAGE SHARES OUTSTANDING              60,779,000    63,668,000
                                                ===========   ===========

See notes to condensed consolidated financial statements


                     Track Data Corporation and Subsidiaries
                       CONDENSED CONSOLIDATED STATEMENT OF
                              STOCKHOLDERS' EQUITY
                         SIX MONTHS ENDED JUNE 30, 2001
                                   (Unaudited)

                                                  Accumulated
                                     Additional      Other
                          Common      Paid-in    Comprehensive
                           Stock      Capital        Income          Deficit
                        ---------  ------------  --------------   ------------

BALANCE,
  JANUARY 1, 2001        $644,536   $26,136,695   $  675,921     $(10,724,885)

   Net income                                                       6,889,528

   Stock options
     and warrants
      exercised               731        44,966

   Purchase and
     retirement of
      treasury stock      (52,959)   (6,270,426)

   Tax effect of
     stock options
      exercised                       2,299,589

   Unrealized gain
     on marketable
      securities - net
 .       of taxes                                   3,449,382
                         --------   -----------   ----------     ------------
BALANCE,
   JUNE 30, 2001         $592,308   $22,210,824   $4,125,303     $ (3,835,357)
                         ========   ===========   ==========     ============

See notes to condensed consolidated financial statements


                     Track Data Corporation and Subsidiaries
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Unaudited)

                                                          2001          2000
                                                      ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                $ 6,889,528   $(4,621,373)
     Adjustments to reconcile net
       income (loss) to net cash provided
        by (used in) operating activities:
          Depreciation and amortization                 1,414,780     1,639,731
          Deferred taxes                                2,679,000          -
          Equity in net income of affiliate              (276,000)      (85,000)
          Gain on sale of Innodata common stock          (948,793)         -
          Net gain on other marketable securities        (988,674)     (482,843)
          Net proceeds from marketable securities      23,673,544          -
          Changes in operating assets
               and liabilities:
                Accounts receivable and due from
                    clearing broker                      (151,630)     (190,300)
                Other assets                              593,910      (302,554)
                Accounts payable and accrued
                   expenses                              (189,090)       16,079
                Other liabilities                          19,150       129,438
                                                       ----------    ----------

                    Net cash provided by
                      (used in) operating
                         activities                    32,715,725    (3,896,822)
                                                      -----------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of fixed assets                            (589,091)     (572,791)
     Proceeds from sale of Innodata
         and Edgar Online securities                    1,467,819       486,137
     Loans from others                                     30,000        12,237
                                                      -----------    ----------

                    Net cash provided by
                      (used in) investing
                         activities                       908,728       (74,417)
                                                       ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments under capital lease obligations            (512,638)     (785,913)
     Net proceeds on note payable - bank                  977,316       155,163
     Net proceeds from notes payable - other               39,724        36,199
     Net payments on loans from
        employee savings program                          (35,715)     (189,808)
     Purchase of treasury stock                        (6,323,385)         (768)
     Proceeds from exercise of stock options               47,497     1,268,822
                                                       ----------   -----------

                    Net cash (used in)
                      provided by financing
                         activities                    (5,807,201)      483,695
                                                     ------------   -----------

EFFECT OF EXCHANGE RATE DIFFERENCES ON CASH                 4,644           674
                                                      -----------   -----------

NET INCREASE (DECREASE) IN CASH                        27,821,896    (3,486,870)

CASH, BEGINNING OF PERIOD                               6,505,756     5,665,833
                                                      -----------   -----------

CASH, END OF PERIOD                                   $34,327,652   $ 2,178,963
                                                      ===========   ===========

SUPPLEMENTAL DISCLOSURE OF CASH
    FLOW INFORMATION:
     Cash paid for:
          Interest                                    $   211,312   $   206,897
          Income taxes                                     18,849        10,615
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
     AND FINANCING ACTIVITIES:
     Equipment acquisitions financed by
        capital leases                                $   123,370   $   519,215
     Investment in private companies
        acquired through
           issuance of common stock                          -          469,843

See notes to condensed consolidated financial statements


                     Track Data Corporation and Subsidiaries
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Unaudited)

1. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2001, and the results of operations and of cash flows for the six months ended June 30, 2001 and 2000. The results of operations for the six months ended June 30, 2001 are not necessarily indicative of results that may be expected for any other interim period or for the full year.

These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2000 included in the Company's Annual Report on Form
10-K. The accounting policies used in preparing these financial statements are the same as those described in the December 31, 2000 financial statements.

2. During the six months ended June 30, 2001, options to purchase 73,130 shares of the Company's common stock were exercised at prices of $.50 to $1.50, aggregating net proceeds to the Company of $45,697.

3. During the six months ended June 30, 2001, 5,295,881 shares of the Company's common stock were purchased and retired at a cost of $6,323,385.

4. During the six months ended June 30, 2001, the Company issued options to purchase an aggregate of 1,186,000 shares of its common stock (1 million to its Chairman) at an exercise price of $1.50 per share.

5. The Company charges all costs incurred to establish the technological feasibility of a product or product enhancement to research and development expense. Research and development expenses were $153,800 and $178,600 for the six months ended June 30, 2001 and 2000, respectively.

6. Advertising costs, charged to operations when incurred, were $808,655 and $4,361,546 for the six months ended June 30, 2001 and 2000, respectively.

7. The Company had accounted for its 10% investment in Innodata Corporation ("Innodata"), a publicly traded company, using the equity method until May 7, 2001 when the Company's Chairman and CFO resigned as officers and directors of Innodata. The Company's investment in Innodata has been accounted for as available for sale securities since that date. See Note 8.

8.     Marketable  securities  consists  of  the  following:

                                                   June 30,     December 31,
                                                     2001           2000
                                                 -----------  -------------
Edgar Online - Available for sale
     securities - at market                       $ 2,593,864    $1,135,884
Innodata - Available for sale
     securities - at market                         6,230,778          -
Trading securities - at market                     12,003,653     1,510,464
                                                  -----------   -----------
                                                  $20,828,295    $2,646,348
                                                  ===========    ==========
Trading securities sold but not
     yet purchased - at market                    $34,979,401    $1,492,484
                                                  ===========    ===========



The Company owns 712,600 shares of Edgar Online, Inc. ("EOL"), an Internet-based supplier of business, financial and competitive intelligence derived from U.S. Securities and Exchange Commission data. The Company carries the investment at $2,593,864, the market value at June 30, 2001. The difference between the cost of $9,349 and fair market value of these securities, net of $1,033,806 in deferred taxes, or $1,550,709, is classified as a component of accumulated other comprehensive income included in stockholders' equity.

The Company owns 2,022,980 shares of Innodata, a provider of digital content outsourcing services. The Company carries the investment at $6,230,778, the market value at June 30, 2001. The difference between the cost of $1,939,788 and fair market value of these securities, net of $1,716,396 in deferred taxes, or $2,574,594, is classified as a component of accumulated other comprehensive income included in stockholders' equity.

Trading securities have a long market value of $12,003,653 with a cost of $13,627,478, or a net unrealized loss of $1,623,825. Securities sold but not yet purchased, have a short market value of $34,979,401 with a cost of $36,630,516, or a net unrealized gain of $1,651,115. The Company pledged its holdings in EOL and Innodata as collateral for its trading accounts. In addition, the Company's Chairman pledged approximately 15 million shares of his holdings in the Company's common stock as collateral. The Company is paying its Chairman at the rate of 2% per annum on the value of the collateral pledged.
The Company paid its Chairman $33,139 for the six months ended June 30, 2001.

The Company received proceeds as of June 30, 2001 of approximately $37 million from the sale of trading securities sold but not yet purchased. The Company's arbitrage trading strategy is to fully cover its open positions during each month with covering option positions that expire in the succeeding month with a view to generate interest income. The June 30, 2001 positions were closed during July 2001 and other positions with the same strategy have been established since that date.

9. During the second quarter, as stated in Note 7, the Company commenced accounting for its investment in Innodata as available for sale securities. Management has determined that it is no longer necessary to maintain its income tax valuation allowance due to the unrealized gain on Innodata securities and the related deferred tax liability, combined with the Company continuing to realize profitable operations. As a result, the Company reduced its deferred tax valuation allowance by $5,727,000, of which $3,427,000 has been considered in the Company's expected tax rate for 2001. The balance has been recognized as a component of stockholders' equity related to the tax effect of stock options exercised. Based on current estimates, the annualized tax rate is expected to approximate 28%. The tax rate for the second quarter is approximately 64% which includes the additional charge to recognize the 28% effective rate for the six month period.

10. Earnings (Loss) Per Share--Basic earnings (loss) per share is based on the weighted average number of common shares outstanding without consideration of potential common stock. Diluted earnings (loss) per share is based on the weighted average number of common and potential dilutive common shares outstanding. In 2000, such result would be anti-dilutive. There was no effect on earnings per share in 2001 as a result of potential dilution. The calculation takes into account the shares that may be issued upon exercise of stock options, reduced by the shares that may be repurchased with the funds received from the exercise, based on the average price during the period.

11.     Segment Information

The Company is a financial services entity that owns Track Data Securities Corp., a registered securities broker-dealer and member of the National Association of Securities Dealers, Inc. The Company provides a proprietary, fully integrated Internet-based online trading and market data system, myTrack. It provides real-time financial market data, fundamental research, charting, and analytical services to institutional and individual investors through dedicated telecommunication lines and the Internet. It also disseminates news and third-party database information from more than 100 sources worldwide. The Company's operations are classified in two business segments: Internet-based online trading and market data services to the non-professional individual investor community, and market data services to the institutional professional investment community.

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




                                    Three Months            Six Months
                                    Ended June 30,          Ended June 30,
                                2001          2000         2001          2000

Revenues
Professional Market         $ 8,938,846  $ 7,887,123   $17,678,899   $15,608,793
Non-Professional Market       7,383,408    5,145,790    16,034,850    10,314,451
                            -----------  -----------   -----------   -----------
 Total                      $16,322,254  $13,032,913   $33,713,749   $25,923,244
                            ===========  ===========   ===========   ===========

Income (loss) before
 unallocated  amounts,
  equity in net income
    of affiliate and
       income taxes:
Professional Market         $ 2,883,410  $   623,545   $ 5,119,056   $   596,871
Non-Professional Market         693,285   (2,579,609)    3,230,724    (4,309,827)

Unallocated amounts:
 Depreciation and
    amortization               (554,545)    (698,174)   (1,116,951)   (1,346,933)
 Gain (loss) on marketable
    securities and sale
     of investment in
         affiliate            1,114,503      (57,028)    1,937,467       482,843
 Interest income
    (expense), net               76,774      (84,879)      122,232      (129,327)
                            -----------  -----------   -----------   -----------
Income (loss) before
   equity in net
    income of affiliate
     and income taxes         4,213,427   (2,796,145)    9,292,528    (4,706,373)

Equity in net income
   of affiliate                    -          53,000       276,000        85,000
                            -----------  -----------   -----------   -----------
Income (loss) before
      taxes                 $ 4,213,427  $(2,743,145)  $ 9,568,528   $(4,621,373)
                            ===========  ===========   ===========   ===========


12. Broker-Dealer Service Agreement--From April 1999 to August 2000 when the Company obtained its own broker-dealer license, the Company offered online trading through its myTrack service utilizing Track Securities Corporation ("TSC") as its broker-dealer. TSC is a broker-dealer owned and operated by a director of the Company. The Company licensed its myTrack trading system to a subsidiary of TSC. The Company received $2.25 per trade pursuant to the agreement, which aggregated $2,041,639 for the six months ended June 30, 2000. In addition, TSC paid a share of the marketing and advertising costs incurred by the Company, which aggregated $409,000 during that period. Further, the director has a five-year consulting agreement with the Company pursuant to which he is to be paid an annual fee of the greater of $50,000 or 5% of the after-tax earnings, if any, from trading activities. In 2001 and 2000, the fee was $25,000. In August 2000, the Company terminated the relationship with TSC, except for the director consulting agreement, and transferred all the trading accounts from TSC to the Company's broker-dealer, Track Data Securities Corp. ("TDSC").

13. Transactions with Clearing Broker and Customers--The Company conducts business through a clearing broker which settles all trades for the Company, on a fully disclosed basis, on behalf of its customers. The Company earns commissions as an introducing broker for the transactions of its customers. In the normal course of business, the Company's customer activities involve the execution of various customer securities transactions. These activities may expose the Company to off-balance-sheet risk in the event the customer or other broker is unable to fulfill its contracted obligations and the Company has to purchase or sell the financial instrument underlying the contract at a loss.

The Company's customer securities activities are transacted on either a cash or margin basis. In margin transactions, the clearing broker extends credit to the Company's customers, subject to various regulatory margin requirements, collateralized by cash and securities in the customers' accounts. However, the Company is required to either obtain additional collateral or to sell the customer's position if such collateral is not forthcoming. The Company is responsible for any losses on such margin loans, and has agreed to indemnify its clearing broker for losses that the clearing broker may sustain from the customer accounts introduced by the Company. The Company has not experienced any significant losses in 2001.

14. Net Capital Requirements--The SEC, NASD, and various other regulatory agencies have stringent rules requiring the maintenance of specific levels of net capital by securities brokers, including the SEC's uniform net capital rule, which governs TDSC. Net capital is defined as assets minus liabilities, plus other allowable credits and qualifying subordinated borrowings less mandatory deductions that result from excluding assets that are not readily convertible into cash and from valuing other assets, such as a firm's positions in securities, conservatively. Among these deductions are adjustments in the market value of securities to reflect the possibility of a market decline prior to disposition.

As of June 30, 2001, TDSC was required to maintain minimum net capital, in accordance with SEC rules, of approximately $129,000 and had total net capital of $471,000, or approximately $342,000 in excess of minimum net capital requirements.

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

15.     Comprehensive income (loss) is as follows:

                                  Three Months Ended          Six Months Ended
                                       June 30,                   June 30,
                                   2001          2000         2001         2000

Net income (loss)              $1,534,427   $(2,743,145)  $ 6,889,528  $(4,621,373)
Unrealized gain
  (loss) on marketable
   securities-net of taxes      3,575,084    (1,405,551)    3,449,382     (697,395)
Reclassification adjustment
  for gain on marketable
    securities - net of taxes        -             -             -        (302,000)
                               ----------   -----------   ------------ -----------
Comprehensive income (loss)    $5,109,511   $(4,148,696)  $10,338,910  $(5,620,768)
                               ==========   ===========   ===========  ===========




16. In July 2001, the Company sold its tdc.com domain name to a European entity for $1 million. The Company's new domain will be Trackdata.com, which it already owned. During a transition period the Company will establish its new corporate website and change its email addresses to the new domain.

17.     Effect of Recently Issued Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board approved the issuance of SFAS No. 141, "Business Combinations" and SFAS 142, "Goodwill and Other Intangible Assets." The new standards require that all business combinations initiated after June 30, 2001 must be accounted for under the purchase method. In addition, all intangible assets acquired that are obtained through contractual or legal right, or are capable of being separately sold, transferred, licensed, rented or exchanged shall be recognized as an asset apart from goodwill. Goodwill and intangibles with indefinite lives will no longer be subject to amortization, but will be subject to at least an annual assessment for impairment by applying a fair value based test.

The Company will continue to amortize goodwill existing at June 30, 2001 under its current method until December 31, 2001. Thereafter, annual and quarterly goodwill amortization of $414,000 and $103,000, respectively, will no longer be recognized. The Company will perform a transitional fair value based impairment test at March 31, 2002 and if the fair value is less than the recorded value at January 1, 2002, the Company will record an impairment loss in the March 31, 2002 quarter as a cumulative effect of a change in accounting principle.


                     Track Data Corporation and Subsidiaries
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Results of Operations

Three Months ended June 30, 2001 and 2000

     Revenues for the three months ended June 30, 2001 and 2000 were $16,322,000 and $13,033,000, respectively, an increase of 25%. The Company's Professional Market segment had revenues for the three months ended June 30, 2001 and 2000 of $8,939,000 and $7,887,000, respectively, an increase of 13% for this segment. The increase was due to additional desktop market data services, increased Newsware news services and a price increase that was instituted in the fourth quarter of 2000. The Company's Non-Professional Market segment had revenues of $7,383,000 and $5,146,000, respectively, for the three months ended June 30, 2001 and 2000, an increase of 43% for this segment. The revenue increase in 2001 is due principally to myTrack's online trading and market data services. The Company obtained its own broker-dealer license and its registration in all of the states by August 2000. Prior thereto, trading revenues include only revenues from the licensing of its trading system, rather than a full amount of commissions paid by customers.

     Direct operating costs were $7,859,000 for the three months ended June 30, 2001 and $7,237,000 for the similar period in 2000, an increase of 9%. Direct operating costs as a percentage of revenues were 48% in 2001 and 56% in 2000. The decrease in 2001 is due principally to the greater revenues recognized after obtaining the broker-dealer license. Without giving effect to unallocated depreciation and amortization expense, the Company's Professional Market segment had $3,203,000 and $4,380,000 of direct costs for the three months ended June 30, 2001 and 2000, respectively. Direct operating costs as a percentage of revenues for the Professional segment were 36% in 2001 and 56% in 2000. The decline in dollars and percent in 2001 is due to reduced cost of telecommunications and increased allocation of the overhead to the Non-Professional segment. The Company's Non-Professional Market segment had $4,184,000 and $2,240,000 in direct costs for the three months ended June 30, 2001 and 2000, respectively. Direct operating costs as a percentage of revenues for the Non-Professional segment were 57% in 2001 and 44% in 2000. The increase in dollars and percentage is due to the recognition of full commission from the broker-dealer and all the related costs of clearing and back office expenses. Direct operating costs include direct payroll, direct telecommunication costs, computer supplies, depreciation and equipment lease expense. Since August 2000, when the Company commenced recording the full commissions from customers, direct costs include costs of clearing, back office payroll and other direct broker-dealer expenses.

     Selling and administrative expenses were $4,961,000 and $6,149,000 in the 2001 and 2000 periods, respectively, a decrease of 19%. Selling and administrative expenses as a percentage of revenues was 30% in 2001 and 47% in 2000. Without giving effect to unallocated depreciation and amortization expense, selling and administrative expenses for the Professional Market segment were $2,780,000 and $2,723,000 in the 2001 and 2000 periods, respectively. For the Professional Market segment selling and administrative expenses as a percentage of revenues was 31% in 2001 and 35% in 2000. Selling and administrative expenses for the Non-Professional segment were $2,099,000 and $3,343,000 in the 2001 and 2000 periods, respectively, a decrease of 37%. For the Non-Professional segment selling and administrative expense as a percentage of revenue was 28% in 2001 and 65% in 2000. The dollar and percentage decreases in 2001 compared to 2000 was principally due to decreased payroll and related expenses for myTrack's online trading and market data services combined with increased revenues from the recognition of full commissions in 2001.

     Marketing and advertising costs were $479,000 in 2001 and $2,302,000 in 2000. The substantial majority of these costs were incurred by the Non-Professional segment of the Company which incurred $406,000 in 2001 and $2,142,000 in 2000, principally for its myTrack online trading and market data systems. The decrease in 2001 reflects the Company's decision to spend less on marketing and advertising during 2001 than in 2000. The Professional Market segment spent $73,000 in 2001 and $160,000 in 2000.

     As a result of the above-mentioned factors, the Professional Market segment realized $2,883,000 in income before unallocated amounts, equity in net income of affiliate and income taxes in 2001 compared to $624,000 in 2000. The Non-Professional Market segment realized income of $693,000 in 2001 compared to a loss of $2,580,000 in 2000 before unallocated amounts, equity in net income of affiliate and income taxes.

     In 2001 and 2000 the Company realized a gain of approximately $1,115,000 and a loss of approximately $57,000, respectively, on the sale of certain shares of Edgar Online, Inc., Innodata Corporation and other marketable securities.

     As a result of the above mentioned factors, the Company realized income before equity in net income from an affiliate and income taxes of $4,213,000 in the 2001 period compared to a loss of $2,796,000 in 2000.

     During the second quarter, the Company commenced accounting for its investment in Innodata as available for sale securities. Management has determined that it is no longer necessary to maintain its income tax valuation allowance due to the unrealized gain on Innodata securities and the related deferred tax liability, combined with the Company continuing to realize profitable operations. Based on current estimates, the annualized tax rate is expected to approximate 28% due to the utilization of tax loss carry forwards in 2001. The tax rate for the second quarter is approximately 64% which includes the additional charge to recognize the 28% effective rate for the six month period.

     The equity in net income from an affiliate, Innodata Corporation, was $-0-and $53,000 in 2001 and 2000, respectively. The Company had accounted for its investment in Innodata using the equity method until May 7, 2001 when the Company's Chairman and its CFO resigned as officers and directors of Innodata. The Company's investment in Innodata has been accounted for as available for sale securities since that date.

     The Company realized net income of $1,534,000 in 2001 principally from increased revenues from myTrack's online trading and market data services and a significant reduction in expenses, including marketing and advertising, compared to a net loss of $2,743,000 in 2000 principally due to marketing and advertising of the Company's myTrack service.

Six Months ended June 30, 2001 and 2000

     Revenues for the six months ended June 30, 2001 and 2000 were $33,714,000 and $25,923,000, respectively, an increase of 30%. The Company's Professional Market segment had revenues for the six months ended June 30, 2001 and 2000 of $17,679,000 and $15,609,000, respectively, an increase of 13% for this segment. The increase was due to additional desktop market data services, increased Newsware news services and a price increase that was instituted in the fourth quarter of 2000. The Company's Non-Professional Market segment had revenues of $16,035,000 and $10,314,000, respectively, for the six months ended June 30, 2001 and 2000, an increase of 55% for this segment. The revenue increase in 2001 is due principally to myTrack's online trading and market data services.

     Direct operating costs were $15,774,000 for the six months ended June 30, 2001 and $14,346,000 for the similar period in 2000, an increase of 10%. Direct operating costs as a percentage of revenues were 47% in 2001 and 55% in 2000. The decrease in 2001 is due principally to the greater revenues recognized after obtaining the broker-dealer license. Without giving effect to unallocated depreciation and amortization expense, the Company's Professional Market segment had $6,867,000 and $8,856,000 of direct costs for the six months ended June 30, 2001 and 2000, respectively. Direct operating costs as a percentage of revenues for the Professional segment were 39% in 2001 and 57% in 2000. The decline in dollars and percent in 2001 is due to reduced cost of telecommunications and greater sharing of the overhead by the Non-Professional segment. The Company's Non-Professional Market segment had $7,961,000 and $4,306,000 in direct costs for the six months ended June 30, 2001 and 2000, respectively. Direct operating costs as a percentage of revenues for the Non-Professional segment were 50% in 2001 and 42% in 2000. The increase in dollars and percentage is due to the recognition of full commission from the broker-dealer and all the related costs of clearing and back office expenses.

     Selling and administrative expenses were $9,899,000 and $12,276,000 in the 2001 and 2000 periods, respectively, a decrease of 19%. Selling and administrative expenses as a percentage of revenues was 29% in 2001 and 47% in 2000. Without giving effect to unallocated depreciation and amortization expense, selling and administrative expenses for the Professional Market segment were $5,611,000 and $5,822,000 in the 2001 and 2000 periods, respectively, a decrease of 4%. For the Professional Market segment selling and administrative expenses as a percentage of revenues was 32% in 2001 and 37% in 2000. Selling and administrative expenses for the Non-Professional segment were $4,116,000 and $6,290,000 in the 2001 and 2000 periods, respectively, a decrease of 35%. For the Non-Professional segment selling and administrative expense as a percentage of revenue was 26% in 2001 and 61% in 2000. The dollar and percentage decreases in 2001 compared to 2000 was principally due to decreased payroll and related expenses for myTrack's online trading and market data services combined with increased revenues from the recognition of full commissions in 2001.

     Marketing and advertising costs were $809,000 in 2001 and $4,362,000 in 2000. The substantial majority of these costs were incurred by the Non-Professional segment of the Company which incurred $727,000 in 2001 and $4,028,000 in 2000. The Company intends to spend less on marketing and advertising during 2001 than in 2000. Marketing costs in 2000 are net of $409,000 received from Track Securities under a licensing agreement. These costs were principally incurred in connection with the Company's myTrack online trading and market data systems. The Professional Market segment spent $82,000 in 2001 and $334,000, in 2000.

     As a result of the above-mentioned factors, the Professional Market segment realized $5,119,000 in income before unallocated amounts, equity in net income of affiliate and income taxes in 2001 compared to $597,000 in 2000. The Non-Professional Market segment realized income of $3,231,000 in 2001 compared to a loss of $4,310,000 in 2000 before unallocated amounts, equity in net income of affiliate and income taxes.

     In 2001 and 2000, the Company realized a gain of approximately $1,937,000 and $483,000, respectively, on the sale of certain shares of Edgar Online, Inc., Innodata Corporation and other marketable securities.

     As a result of the above mentioned factors, the Company realized income before equity in net income from an affiliate and income taxes of $9,293,000 in the 2001 period compared to a loss of $4,706,000 in 2000.

     During the second quarter, the Company commenced accounting for its investment in Innodata as available for sale securities. Management has determined that it is no longer necessary to maintain its income tax valuation allowance due to the unrealized gain on Innodata securities and the related deferred tax liability, combined with the Company continuing to realize profitable operations. Based on current estimates, the annualized tax rate is expected to approximate 28% due to the utilization of tax loss carry forwards in 2001. The tax at this rate has been provided for the six month period.

     The equity in net income from an affiliate, Innodata Corporation, was $276,000 and $85,000 in 2001 and 2000, respectively. The Company has accounted for its investment in Innodata using the equity method until May 7, 2001 when the Company's Chairman and its CFO resigned as officers and directors of Innodata. The Company's investment in Innodata has been accounted for as available for sale securities since that date.

     The Company realized net income of $6,890,000 in 2001 principally from increased revenues from myTrack's online trading and market data services and a significant reduction in expenses, including marketing and advertising, compared to a net loss of $4,621,000 in 2000 principally due to marketing and advertising of the Company's myTrack service.

Liquidity and Capital Resources

     During the six months ended June 30, 2001 cash provided by operating activities was $32,716,000 compared to cash used in operating activities of $3,897,000 in the six months ended June 30, 2000. The increase in 2001 was primarily due to net proceeds from trading securities sold but not yet purchased pursuant to an arbitrage trading strategy described below, and to operating income, compared to an operating loss incurred in 2000. Cash flows provided by investing activities in 2001 was $909,000 compared to cash used in investing activities of $74,000 in 2000 principally from significantly increased proceeds from the sale of Innodata common stock in 2001. Cash flows used in financing activities in the six months ended June 30, 2001 were $5,807,000 principally from the purchase of treasury stock, compared to cash flows provided by financing activities of $484,000 in the 2000 period, including $1,269,000 from the exercise of stock options and warrants.

     The Company has a line of credit with a bank. The line is collateralized by the assets of the Company and is guaranteed by its Chairman. Interest is charged at 1.75% above the bank's prime rate and is due on demand. The Company may borrow up to 80% of eligible accounts receivable and is required to maintain a compensating balance of 10% of the outstanding loans. At June 30, 2001, the Company had outstanding borrowings under the line of $1,547,000. The line of credit is sufficient for the Company's present cash requirements.

     The Company received proceeds as of June 30, 2001 of approximately $37 million from the sale of trading securities sold but not yet purchased. The Company's arbitrage trading strategy is to fully cover its open positions during each month with covering option positions that expire in the succeeding month with a view to generate interest income. The June 30, 2001 positions were closed during July 2001 and other positions with the same strategy have been established since that date.

     The Company substantially reduced its advertising costs in the first six months of 2001 and does not expect to significantly increase advertising in 2001. The Company may seek additional financing and/or dispose of certain of its marketable securities to support increased advertising costs, if deemed appropriate, in the future. There are no major capital expenditures anticipated beyond the normal replacement of equipment and additional equipment to meet customer requirements.

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

Quantitative and Qualitative Disclosures About Market Risk

     The Company is exposed to interest rate change market risk with respect to its credit facility with a financial institution, which is priced based on the prime rate of interest. At June 30, 2001, $1,547,000 was outstanding under the credit facility. Changes in the prime interest rate during fiscal 2001 will have a positive or negative effect on the Company's interest expense. Such exposure will increase accordingly should the Company maintain higher levels of borrowing during 2001.

     The Company received proceeds as of June 30, 2001 of approximately $37 million from the sale of trading securities sold but not yet purchased. It also has purchased trading securities with a market value of approximately $12 million. The Company's arbitrage trading strategy is to fully cover its open positions during each month with covering option positions that expire in the succeeding month with a view to generate interest income. The June 30, 2001 positions were closed during July 2001 and other positions with the same strategy have been established since that date.

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

Item 1.     Legal Proceedings. Not Applicable

Item 2.     Changes in Securities. Not Applicable

Item 3.     Defaults upon Senior Securities. Not Applicable

Item 4.     Submission of Matters to a Vote of Security Holders. Not Applicable

Item 5.     Other Information. None

Item 6.     (a) Exhibits. None

            (b) There were no reports on Form 8-K filed during the second quarter of 2001.



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


TRACK DATA CORPORATION





Date:                 8/10/01                          /s/
                      -------             ---------------------------
                                              Barry Hertz
                                              Chairman of the Board
                                              Chief Executive Officer

Date:                 8/10/01                          /s/
                      -------             ---------------------------
                                              Martin Kaye
                                              Executive Vice President,
                                              Principal Financial Officer