Form 10-Q
period 2001-09-30
TRACK DATA CORP
filed 2001-11-13
CIK 922811

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended SEPTEMBER 30, 2001

                         Commission File Number 0-24634


                             TRACK DATA CORPORATION
             (Exact name of registrant as specified in its charter)


                                    DELAWARE
                          (State or other jurisdiction
                               of incorporation)I

                                   22-3181095
                                 (I.R.S. Employer
                               dentification No.)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of October 31, 2001 there were 56,194,230 shares of common stock outstanding.



PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

            See pages 2-11

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

            See pages 12 - 16

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

            See page 16


PART II.    OTHER INFORMATION

            See page 17



                     TRACK DATA CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                               SEPTEMBER 30,    DECEMBER 31,
                                                  2001             2000
                                               -------------    ------------
                                                 Unaudited      Derived from
                                                                  Audited
                                                                  Financial
                                                                 statements
ASSETS
CASH                                            $22,887,261     $ 6,505,756
ACCOUNTS RECEIVABLE - NET                         3,030,917       1,743,941
DUE FROM CLEARING BROKER                            392,720         774,864
MARKETABLE SECURITIES                            12,430,110       2,646,348
FIXED ASSETS - NET                                4,931,997       5,743,303
INVESTMENT IN AFFILIATE                                -          1,873,958
EXCESS OF COST OVER NET ASSETS ACQUIRED - NET     2,023,331       2,333,699
NET DEFERRED INCOME TAX ASSETS                         -            450,000
OTHER ASSETS                                      1,801,410       2,406,932
                                                -----------     -----------
TOTAL                                           $47,497,746     $24,478,801
                                                ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
     Accounts payable and accrued expenses      $ 3,301,083     $ 3,338,112
     Note payable - bank                          1,101,673         569,321
     Notes payable - other                          896,493         836,203
     Trading securities sold but not yet
       purchased                                 19,808,914       1,492,484
     Capital lease obligations                      638,284       1,215,826
     Net deferred income tax liabilities          2,943,137            -
     Other liabilities                              465,313         294,588
                                                -----------     -----------

                    Total liabilities            29,154,897       7,746,534
                                                -----------     -----------

STOCKHOLDERS' EQUITY
     Common stock - $.01 par value;
      300,000,000 shares authorized;
          issued and outstanding, 56,795,393
             shares in 2001 and
               64,453,556 shares in 2000            567,954         644,536
     Additional paid-in capital                  16,808,878      26,136,695
     Accumulated other comprehensive income       1,705,998         675,921
     Deficit                                       (739,981)    (10,724,885)
                                                -----------     -----------

              Total stockholders' equity         18,342,849      16,732,267
                                                -----------     -----------

TOTAL                                           $47,497,746     $24,478,801
                                                ===========     ===========

See notes to condensed consolidated financial statements




                     TRACK DATA CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (unaudited)

                                                    2001          2000
                                                -----------   -----------

REVENUES                                        $48,243,691   $40,794,294
                                                -----------   -----------

OPERATING COSTS AND EXPENSES:
     Direct operating costs                      22,795,120    23,014,199
     Selling and administrative expenses         14,573,020    16,952,037
     Marketing and advertising                    1,124,737     4,761,871
     Gain on sale of investments in affiliate      (948,793)     (409,316)
     Gain on marketable securities               (1,719,243)     (503,172)
     Gain on sale of Internet domain name        (1,000,000)            -
     Interest (income) expense - net               (174,054)      220,086
                                                -----------   -----------

                    Total                        34,650,787    44,035,705
                                                -----------   -----------

INCOME (LOSS) BEFORE EQUITY IN NET INCOME
    OF AFFILIATE AND INCOME TAXES                13,592,904    (3,241,411)

EQUITY IN NET INCOME OF AFFILIATE                   276,000       261,000
                                                -----------   -----------

INCOME (LOSS) BEFORE INCOME TAXES                13,868,904    (2,980,411)

INCOME TAXES                                      3,884,000          -
                                                -----------   -----------

NET INCOME (LOSS)                               $ 9,984,904   $(2,980,411)
                                                ===========  ============

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE          $.16         $(.05)
                                                       ====         =====

WEIGHTED AVERAGE SHARES OUTSTANDING              60,835,000    63,589,000
                                                ===========   ===========

ADJUSTED DILUTIVE SHARES OUTSTANDING             61,099,000    63,741,000
                                                ===========   ===========



See notes to condensed consolidated financial statements




                     TRACK DATA CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (unaudited)

                                                   2001          2000
                                               ------------  ------------

REVENUES                                       $14,529,942   $14,871,050
                                               -----------   -----------

OPERATING COSTS AND EXPENSES:
     Direct operating costs                      7,021,493     8,668,155
     Selling and administrative expenses         4,674,382     4,676,494
     Marketing and advertising                     316,082       400,325
     Gain on sale of investments in affiliate            -      (409,316)
     Gain on marketable securities                (730,569)      (20,329)
     Gain on sale of Internet domain name       (1,000,000)            -
     Interest (income) expense - net               (51,822)       90,759
                                               -----------   -----------


                    Total                       10,229,566    13,406,088
                                               -----------   -----------

INCOME BEFORE EQUITY IN NET INCOME
     OF AFFILIATE AND INCOME TAXES               4,300,376     1,464,962

EQUITY IN NET INCOME OF AFFILIATE                     -          176,000
                                               -----------   -----------

INCOME BEFORE INCOME TAXES                       4,300,376     1,640,962

INCOME TAXES                                     1,205,000          -
                                               -----------   -----------

NET INCOME                                     $ 3,095,376   $ 1,640,962
                                               ===========   ===========

BASIC AND DILUTED NET INCOME PER SHARE                $.05          $.03
                                                      ====          ====

WEIGHTED AVERAGE SHARES OUTSTANDING             57,814,000    63,793,000
                                               ===========   ===========

ADJUSTED DILUTIVE SHARES OUTSTANDING            58,092,000    64,250,000
                                               ===========   ===========


See notes to condensed consolidated financial statements




                     TRACK DATA CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      NINE MONTHS ENDED SEPTEMBER 30, 2001
                                   (unaudited)


                                                            ACCUMULATED
                                               ADDITIONAL      OTHER
                                COMMON          PAID-IN    COMPREHENSIVE
                                 STOCK          CAPITAL        INCOME         DEFICIT
                             -------------  -------------  --------------  -------------

BALANCE, JANUARY 1, 2001     $644,536        $26,136,695   $  675,921      $(10,724,885)

  Net income                                                                  9,984,904

  Stock options and
    warrants exercised            864             58,783

  Purchase and retirement
    of treasury stock         (77,446)       (10,073,319)

  Tax effect of stock
    options exercised                            686,719

  Unrealized gain on
    marketable securities
       - net of taxes                                       1,030,077

                             --------       ------------   ----------      ------------
BALANCE, SEPTEMBER 30, 2001  $567,954       $ 16,808,878   $1,705,998      $   (739,981)
                             ========       ============   ==========      ============

See notes to condensed consolidated financial statements





                     TRACK DATA CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (unaudited)


                                                        2001          2000
                                                    -------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                              $  9,984,904   $(2,980,411)
     Adjustments to reconcile net income
      (loss) to net cash provided by
        (used in) operating activities:
          Depreciation and amortization                2,123,970     2,433,396
          Deferred taxes                               3,537,587          -
          Equity in net income of affiliate             (276,000)     (261,000)
          Gain on sale of Internet domain name        (1,000,000)         -
          Gain on sale of Innodata and Edgar
              Online common stock                       (948,793)         -
          Net gain on other marketable securities     (1,719,242)     (912,488)
          Net proceeds from other marketable
                securities                            13,429,841          -
          Changes in operating assets
                 and liabilities:
                Accounts receivable and
                 due from clearing broker               (904,832)      178,090
                Other assets                             437,108        45,960
                Accounts payable and accrued
                  expenses                               (87,029)     (385,520)
                Other liabilities                         56,859       243,798
                                                     -----------   -----------

                    Net cash provided by (used in)
                       operating activities           24,634,373    (1,638,175)
                                                     -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of fixed assets                           (745,919)     (816,785)
     Loans from others                                    30,000        13,029
     Proceeds from sale of Internet domain name        1,000,000          -
     Proceeds from sale of Innodata and
          Edgar Online securities                      1,687,614       443,313
                                                     -----------   -----------

                    Net cash provided by (used in)
                       investing activities            1,971,695      (360,443)
                                                    ------------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments under capital lease obligations           (700,912)   (1,122,317)
     Net proceeds (payments) on note
       payable - bank                                    532,352      (438,893)
     Net proceeds from notes payable - other              60,290        54,939
     Net payments on loans from employee
            savings program                              (26,394)     (178,651)
     Purchase of treasury stock                      (10,150,765)     (478,246)
     Proceeds from exercise of stock options              61,447     1,302,572
                                                    ------------   -----------

                    Net cash used in
                      financing activities           (10,223,982)     (860,596)
                                                    ------------   -----------

EFFECT OF EXCHANGE RATE DIFFERENCES ON CASH                 (581)        8,112
                                                    ------------   -----------

NET INCREASE (DECREASE) IN CASH                       16,381,505    (2,851,102)

CASH AND EQUIVALENTS, BEGINNING OF PERIOD              6,505,756     5,665,833
                                                    ------------   -----------

CASH AND EQUIVALENTS, END OF PERIOD                 $ 22,887,261   $ 2,814,731
                                                    ============   ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid for:
          Interest                                  $    318,797   $   324,393
          Income taxes                              $    370,549   $      -

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
     AND FINANCING ACTIVITIES:
     Equipment acquisitions financed by
           capital leases                           $    123,370   $   519,215
     Investment in private companies acquired
           through issuance of common stock         $       -      $   469,843


See notes to condensed consolidated financial statements






                     TRACK DATA CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)

1. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2001, and the results of operations for the three and nine month periods ended September 30, 2001 and 2000, and of cash flows for the nine months ended September 30, 2001 and 2000. The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of results that may be expected for any other interim period or for the full year.

     These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2000 included in the Company's Annual Report on Form 10-K. The accounting policies used in preparing these financial statements are the same as those described in the December 31, 2000 financial statements.

2. During the nine months ended September 30, 2001, options to purchase 86,430 shares of the Company's common stock were exercised at prices of $.50 to $1.50, aggregating net proceeds to the Company of $59,647.

3. During the nine months ended September 30, 2001, 7,744,593 shares of the Company's common stock were purchased and retired at a cost of $10,150,765.

4. During the nine months ended September 30, 2001, the Company issued options to purchase an aggregate of 1,186,000 shares of its common stock (1 million to its Chairman) at an exercise price of $1.50 per share.

5. The Company charges all costs incurred to establish the technological feasibility of a product or product enhancement to research and development expense. Research and development expenses were $76,000 and $73,000 for the three months and $230,000 and $252,000 for the nine months ended September 30, 2001 and 2000, respectively.

6. Advertising costs, charged to operations when incurred, were $316,000 and $400,000 for the three months and $1,125,000 and $4,762,000 for the nine months ended September 30, 2001 and 2000, respectively.

7. The Company had accounted for its 10% investment in Innodata Corporation ("Innodata"), a publicly traded company, using the equity method until May 7, 2001 when the Company's Chairman and CFO resigned as officers and directors of Innodata. The Company's investment in Innodata has been accounted for as available for sale securities since that date. See Note 8.

8.     Marketable  securities  consists  of  the  following:




                                                           SEPTEMBER 30,  DECEMBER 31,
                                                               2001         2000
                                                           -----------   ----------
Edgar Online - Available for sale securities - at market   $   819,490   $1,135,884
Innodata - Available for sale securities - at market         3,905,760         -
Trading securities - at market                               7,704,860    1,510,464
                                                           -----------   ----------
                                                           $12,430,110   $2,646,348
                                                           ===========   ==========
Trading securities sold but not yet purchased - at market  $19,808,914   $1,492,484
                                                           ===========   ==========



     The Company owns 712,600 shares of Edgar Online, Inc. ("EOL"), an Internet-based supplier of business, financial and competitive intelligence derived from U.S. Securities and Exchange Commission data. The Company carries the investment at $819,490, the market value at September 30, 2001. The difference between the cost of $9,349 and fair market value of these securities, net of $324,056 in deferred taxes, or $486,085, is classified as a component of accumulated other comprehensive income included in stockholders' equity.

     The Company owns 1,952,880 shares of Innodata, a provider of digital Content outsourcing services. The Company carries the investment at $3,905,760, the market value at September 30, 2001. The difference between the cost of $1,872,542 and fair market value of these securities, net of $813,275 in deferred taxes, or $1,219,943, is classified as a component of accumulated other comprehensive income included in stockholders' equity.

     The Company engages in arbitrage trading activity in which it seeks to fully cover open positions in its trading accounts during each month with covering positions that expire in the succeeding month. As of September 30, 2001, trading securities had a long market value of $7,704,860 with a cost of $9,541,894, or a net unrealized loss of $1,837,034. Securities sold but not yet purchased, had a short market value of $19,808,914 with a cost of $21,857,661, or a net unrealized gain of $2,048,747. The Company pledged its holdings in EOL and Innodata as collateral for its trading accounts. In addition, the Company's Chairman pledged approximately 15 million shares of his holdings in the Company's common stock as collateral for these accounts. The Company is paying its Chairman at the rate of 2% per annum on the value of the collateral pledged. Such payments aggregated $73,161 for the nine months ended September 30, 2001.

     The Company received proceeds as of September 30, 2001 of approximately $22 million from the sale of trading securities sold but not yet purchased. The Company's arbitrage trading strategy is to fully cover its open positions during each month with covering option positions that expire in the succeeding month. The September 30, 2001 positions were closed during October 2001 and other positions with the same strategy have been established since that date.

9. During the second quarter, as stated in Note 7, the Company commenced accounting for its investment in Innodata as available for sale securities. Management has determined that it is no longer necessary to maintain its income tax valuation allowance due to the unrealized gain on Innodata securities and the related deferred tax liability, combined with the Company continuing to realize profitable operations. As a result, the Company reduced its deferred tax valuation allowance by $5,727,000, of which $3,427,000 has been considered in the Company's expected tax rate for 2001. The balance has been recognized as a component of stockholders' equity related to the tax effect of stock options exercised. Based on current estimates, the annualized tax rate is expected to approximate 28% due to the utilization of tax loss carryforwards.

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

     Segment data includes charges allocating corporate overhead to each segment The Company has not disclosed asset information by segment as the information is not produced internally. Substantially all long-lived assets are located in the U.S. The Company's business is predominantly in the U.S. Revenues and net income from international operations are not material. Information concerning operations in its business segments is as follows:





                                    THREE MONTHS                  NINE MONTHS
                                  ENDED SEPTEMBER 30,          ENDED SEPTEMBER 30,
                                  2001           2000          2001          2000

Revenues
Professional Market            $ 9,246,321   $ 8,579,759   $26,925,220   $24,188,551
Non-Professional Market          5,283,621     6,291,291    21,318,471    16,605,743
                               -----------   -----------   -----------   -----------
Total                          $14,529,942   $14,871,050   $48,243,691   $40,794,294
                               ===========   ===========   ===========   ===========

Income (loss) before
 unallocated amounts,
  equity in net income of
   affiliate and income taxes:
Professional Market            $ 2,493,652    $1,136,158   $ 7,612,708   $ 1,733,029
Non-Professional Market            584,556       637,304     3,815,280    (3,672,523)

Unallocated amounts:
Depreciation and amortization     (560,223)     (647,386)   (1,677,174)   (1,994,319)
Gain on marketable
   securities and sale
     of investment in affiliate    730,569       429,645     2,668,036       912,488
Gain on sale of
      Internet domain name       1,000,000          -        1,000,000          -
Interest income (expense), net      51,822       (90,759)      174,054      (220,086)
                               -----------   -----------   -----------   -----------
Income (loss) before equity in
   net income of affiliate
       and income taxes          4,300,376     1,464,962    13,592,904    (3,241,411)

Equity in net income of
   affiliate                           -         176,000       276,000       261,000
                               ------------  -----------   -----------   -----------
Income (loss) before taxes     $  4,300,376   $1,640,962   $13,868,904   $(2,980,411)
                               ============   ==========   ===========   ===========


12. Broker-Dealer Service Agreement--From April 1999 to August 2000, when the Company obtained its own broker-dealer license, the Company offered online trading through its myTrack service utilizing Track Securities Corporation ("TSC") as its broker-dealer. TSC is a broker-dealer owned and operated by a director of the Company. The Company licensed its myTrack trading system to a subsidiary of TSC. The Company received $2.25 per trade pursuant to the agreement, which aggregated $2,279,878 for the nine months ended September 30, 2000. In addition, TSC paid a share of the marketing and advertising costs incurred by the Company, which aggregated $685,304 during that period. Further, the director has a five-year consulting agreement with the Company pursuant to which he is to be paid an annual fee of the greater of $50,000 or 5% of the after-tax earnings, if any, from trading activities. For the nine months ended September 30, 2001 and 2000, the fee was $37,500. In August 2000, the Company terminated the relationship with TSC, except for the director consulting agreement, and transferred all the trading accounts from TSC to the Company's broker-dealer, Track Data Securities Corp. ("TDSC").

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

     As of September 30, 2001, TDSC was required to maintain minimum net capital, in accordance with SEC rules, of approximately $105,000 and had total net capital of $488,000, or approximately $382,000 in excess of minimum net capital requirements.

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

15.  Comprehensive income (loss) is as follows:


                                          THREE MONTHS ENDED      NINE MONTHS ENDED
                                             SEPTEMBER 30,           SEPTEMBER 30,
                                           2001        2000        2001         2000
Net income (loss)                     $ 3,095,376  $1,640,962   $ 9,984,904  $(2,980,411)
Unrealized (loss) gain on
  marketable securities
    -net of taxes                      (2,419,305)    599,291     1,030,077      (98,104)
Reclassification adjustment for
gain on marketable securities
  - net of taxes                             -           -             -        (302,000)
                                      -----------  ----------   -----------  -----------
Comprehensive income (loss)           $   676,071  $2,240,253   $11,014,981  $(3,380,515)
                                      ===========  ==========   ===========  ===========




16. In July 2001, the Company sold its tdc.com domain name to a European entity for $1 million. The Company's present domain is Trackdata.com, which it already owned.

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

     The Company will continue to amortize goodwill existing at September 30, 2001 under its current method until December 31, 2001. Thereafter, annual and quarterly goodwill amortization of $414,000 and $103,000 respectively, will no longer be recognized. The Company will perform a transitional fair value based impairment test at March 31, 2002 and if the fair value is less than the recorded value at January 1, 2002, the Company will record an impairment loss in the March 31, 2002 quarter as a cumulative effect of a change in accounting principle.


                     TRACK DATA CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

BUSINESS

     The Company is a financial services entity that owns Track Data Securities Corp., a registered securities broker-dealer and member of the National Association of Securities Dealers, Inc. The Company provides a proprietary, fully integrated Internet-based online trading and market data system, myTrack. It provides real-time financial market data, fundamental research, charting, and analytical services to institutional and individual investors through dedicated telecommunication lines and the Internet. It also disseminates news and third-party database information from more than 100 sources worldwide. The Company's operations are classified in two business segments: Internet-based online trading and market data services to the non-professional individual investor community, and market data services to the institutional professional investment community. The Company is also engaged in arbitrage trading as described in Note 8.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

     Revenues for the three months ended September 30, 2001 and 2000 were $14,530,000 and $14,871,000, respectively, a decrease of 2%. The Company's Professional Market segment had revenues for the three months ended September 30, 2001 and 2000 of $9,246,000 and $8,580,000, respectively, an increase of 8%
for this segment. The increase was due to additional desktop market data services, increased Newsware news services and a price increase that was instituted in the fourth quarter of 2000. The Company's Non-Professional Market segment had revenues of $5,284,000 and $6,291,000, respectively, for the three months ended September 30, 2001 and 2000, a decrease of 16% for this segment. The revenue decrease in 2001 is due principally to reduced trading volume from myTrack's online trading and market data services.

     Direct operating costs were $7,021,000 for the three months ended September 30, 2001 and $8,668,000 for the similar period in 2000, a decrease of 19%. Direct operating costs as a percentage of revenues were 48% in 2001 and 58% in 2000. Without giving effect to unallocated depreciation and amortization expense, the Company's Professional Market segment had $3,740,000 and $4,876,000 of direct costs for the three months ended September 30, 2001 and 2000, respectively. Direct operating costs as a percentage of revenues for the Professional segment were 40% in 2001 and 57% in 2000. The decline in dollars and percent in 2001 is due to reduced cost of telecommunications and greater sharing of the overhead to the Non-Professional segment. The Company's Non-Professional Market segment had $3,058,000 and $3,227,000 in direct costs for the three months ended September 30, 2001 and 2000, respectively. Direct operating costs as a percentage of revenues for the Non-Professional segment were 58% in 2001 and 51% in 2000. The increase in the percentage is due to the recognition of full commission from the broker-dealer and all the related costs of clearing and back office expenses as well as a lower revenue base to absorb fixed costs in 2001. Direct operating costs include direct payroll, direct telecommunication costs, computer supplies, depreciation and equipment lease expense. Since August 2000, when the Company commenced recording the full commissions from customers, direct costs include costs of clearing, back office payroll and other direct broker-dealer expenses.

     Selling and administrative expenses were $4,674,000 and $4,676,000 in the 2001 and 2000 periods, respectively. Selling and administrative expenses as a percentage of revenues was 32% in 2001 and 31% in 2000. Without giving effect to unallocated depreciation and amortization expense, selling and administrative expenses for the Professional Market segment were $2,891,000 and $2,471,000 in the 2001 and 2000 periods, respectively, an increase of 17%. For the Professional Market segment selling and administrative expenses as a percentage of revenues was 31% in 2001 and 29% in 2000. Selling and administrative expenses for the Non-Professional segment were $1,446,000 and $2,124,000 in the 2001 and 2000 periods, respectively, a decrease of 32%. For the Non-Professional segment selling and administrative expense as a percentage of revenue was 27% in 2001 and 34% in 2000. The dollar and percentage decreases in 2001 compared to 2000 was principally due to decreased payroll and related expenses for myTrack's online trading and market data services.

     Marketing and advertising costs were $316,000 in 2001 and $400,000 in 2000. The substantial majority of these costs were incurred by the Non-Professional segment of the Company which incurred $194,000 in 2001 and $303,000 in 2000, principally for its myTrack online trading and market data systems. The Professional Market segment spent $122,000 in 2001 and $97,000 in 2000.

     As a result of the above-mentioned factors, the Professional Market segment realized $2,494,000 in income before unallocated amounts, equity in net income of affiliate and income taxes in 2001 compared to $1,136,000 in 2000. The Non-Professional Market segment realized income of $585,000 in 2001 compared to $637,000 in 2000 before unallocated amounts, equity in net income of affiliate and income taxes.

     In 2001 and 2000, the Company recognized gains of approximately $731,000 and $430,000, respectively, on the sale of certain shares of Edgar Online, Inc., Innodata Corporation and other marketable securities.

     In July 2001, the Company sold an Internet domain name to a European entity for $1 million.

     As a result of the above mentioned factors, the Company realized income before equity in net income from an affiliate and income taxes of $4,300,000 and $1,465,000 in the 2001 and 2000 periods, respectively.

     The equity in net income from an affiliate, Innodata Corporation, was $-0-and $176,000 in 2001 and 2000, respectively. The Company had accounted for its investment in Innodata using the equity method until May 7, 2001 when the Company's Chairman and its CFO resigned as officers and directors of Innodata. The Company's investment in Innodata has been accounted for as available for sale securities since that date.

     The Company realized net income of $3,095,000 in 2001 and $1,641,000 in 2000.

NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

     Revenues for the nine months ended September 30, 2001 and 2000 were $48,244,000 and $40,794,000, respectively, an increase of 18%. The Company's Professional Market segment had revenues for the nine months ended September 30, 2001 and 2000 of $26,925,000 and $24,189,000, respectively, an increase of 11%
for this segment. The increase was due to additional desktop market data services, increased Newsware news services and a price increase that was instituted in the fourth quarter of 2000. The Company's Non-Professional Market segment had revenues of $21,318,000 and $16,606,000, respectively, for the nine months ended September 30, 2001 and 2000, an increase of 28% for this segment. The revenue increase in 2001 is due principally to myTrack's online trading and market data services. The Company obtained its own broker-dealer license and its registration in all of the states by August 2000. Prior thereto, trading revenues include only revenues from the licensing of its trading system, rather than a full amount of commissions paid by customers.

     Direct operating costs were $22,795,000 for the nine months ended September 30, 2001 and $23,014,000 for the similar period in 2000, a decrease of 1%. Direct operating costs as a percentage of revenues were 47% in 2001 and 56% in 2000. Without giving effect to unallocated depreciation and amortization expense, the Company's Professional Market segment had $10,607,000 and $13,732,000 of direct costs for the nine months ended September 30, 2001 and 2000, respectively. Direct operating costs as a percentage of revenues for the Professional segment were 39% in 2001 and 57% in 2000. The decline in dollars and percent in 2001 is due to reduced cost of telecommunications and greater sharing of the overhead by the Non-Professional segment. The Company's Non-Professional Market segment had $11,030,000 and $7,533,000 in direct costs for the nine months ended September 30, 2001 and 2000, respectively. Direct operating costs as a percentage of revenues for the Non-Professional segment were 52% in 2001 and 45% in 2000. The increase in dollars and percentage is due to the recognition of full commission from the broker-dealer and all the related costs of clearing and back office expenses.

     Selling and administrative expenses were $14,573,000 and $16,952,000 in the 2001 and 2000 periods, respectively, a decrease of 14%. Selling and administrative expenses as a percentage of revenues was 30% in 2001 and 42% in 2000. Without giving effect to unallocated depreciation and amortization expense, selling and administrative expenses for the Professional Market segment were $8,502,000 and $8,293,000 in the 2001 and 2000 periods, respectively, an increase of 3%. For the Professional Market segment selling and administrative expenses as a percentage of revenues was 32% in 2001 and 34% in 2000. Selling and administrative expenses for the Non-Professional segment were $5,552,000 and $8,415,000 in the 2001 and 2000 periods, respectively, a decrease of 34%. For the Non-Professional segment selling and administrative expense as a percentage of revenue was 26% in 2001 and 51% in 2000. The dollar and percentage decreases in 2001 compared to 2000 was principally due to decreased payroll and related expenses for myTrack's online trading and market data services combined with increased revenues.

     Marketing and advertising costs were $1,125,000 in 2001 and $4,762,000 in 2000. The substantial majority of these costs were incurred by the Non-Professional segment of the Company which incurred $921,000 in 2001 and $4,331,000 in 2000. The Company will continue to spend less on marketing and advertising during 2001 than in 2000. Marketing costs in 2000 are net of $685,000 received from Track Securities under a licensing agreement. These costs were principally incurred in connection with the Company's myTrack online trading and market data systems. The Professional Market segment spent $204,000 in 2001 and $431,000 in 2000.

     As a result of the above-mentioned factors, the Professional Market segment realized $7,613,000 in income before unallocated amounts, equity in net income of affiliate and income taxes in 2001 compared to $1,733,000 in 2000. The Non-Professional Market segment realized income of $3,815,000 in 2001 compared to a loss of $3,673,000 in 2000 before unallocated amounts, equity in net income of affiliate and income taxes.

     In 2001 and 2000, the Company recognized gains of approximately $2,668,000 and $912,000, respectively, on the sale of certain shares of Edgar Online, Inc., Innodata Corporation and other marketable securities from its arbitrage trading strategy.

     In July 2001, the Company sold an Internet domain name to a European entity for $1 million.

     As a result of the above mentioned factors, the Company realized income before equity in net income from an affiliate and income taxes of $13,593,000 in the 2001 period compared to a loss of $3,241,000 in 2000.

     The equity in net income from an affiliate, Innodata Corporation, was $276,000 and $261,000 in 2001 and 2000, respectively. The Company had accounted for its investment in Innodata using the equity method until May 7, 2001 when the Company's Chairman and its CFO resigned as officers and directors of Innodata. The Company's investment in Innodata has been accounted for as available for sale securities since that date.

     During the second quarter, the Company commenced accounting for its investment in Innodata as available for sale securities. Management has determined that it is no longer necessary to maintain its income tax valuation allowance due to the unrealized gain on Innodata securities and the related deferred tax liability, combined with the Company continuing to realize profitable operations. Based on current estimates, the annualized tax rate is expected to approximate 28% due to the utilization of tax loss carry forwards in 2001. The tax at this rate has been provided for the nine month period.

     The Company realized net income of $9,985,000 in 2001 principally from increased revenues from myTrack's online trading and market data services, arbitrage trading activities, gains on sales of marketable securities and an Internet domain name, and a significant reduction in expenses, including marketing and advertising, compared to a net loss of $2,980,000 in 2000 principally due to marketing and advertising of the Company's myTrack service.

LIQUIDITY AND CAPITAL RESOURCES

     During the nine months ended September 30, 2001, cash provided by operating activities was $24,634,000 compared to cash used in operating activities of $1,638,000 in the nine months ended September 30, 2000. The increase in 2001 was primarily due to net proceeds from trading securities sold but not yet purchased pursuant to an arbitrage trading strategy described below, and to operating income, compared to an operating loss incurred in 2000. Cash flows provided by investing activities in 2001 was $1,972,000 compared to cash used in investing activities of $360,000 in 2000 principally from significantly increased proceeds from the sale of Innodata common stock in 2001 and the sale of an Internet domain name. Cash flows used in financing activities in the nine months ended September 30, 2001 were $10,224,000 principally from the purchase of treasury stock, compared to $861,000 in the 2000 period, including $1,303,000 from the exercise of stock options and warrants.

     The Company has a line of credit with a bank. The line is collateralized by the assets of the Company and is guaranteed by its Chairman. Interest is charged at 1.75% above the bank's prime rate and is due on demand. The Company may borrow up to 80% of eligible accounts receivable and is required to maintain a compensating balance of 10% of the outstanding loans. At September 30, 2001, the Company had outstanding borrowings under the line of $1,102,000. The line of credit is sufficient for the Company's present cash requirements.

     The Company received proceeds as of September 30, 2001 of approximately $22 million from the sale of trading securities that had been sold but not yet purchased under the trading strategy described in Note 8. The September 30, 2001 positions were closed during October 2001 and other positions with the same strategy have been established since that date.

     The Company substantially reduced its advertising costs in the first nine months of 2001 and does not expect to significantly increase advertising for the remainder of 2001. The Company may seek additional financing and/or dispose of certain of its marketable securities to support increased advertising costs, if deemed appropriate, in the future. There are no major capital expenditures anticipated beyond the normal replacement of equipment and additional equipment to meet customer requirements.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to interest rate change market risk with respect to its credit facility with a financial institution, which is priced based on the prime rate of interest. At September 30, 2001, $1,102,000 was outstanding under the credit facility. Changes in the prime interest rate during fiscal 2001 will have a positive or negative effect on the Company's interest expense. Such exposure will increase accordingly should the Company maintain higher levels of borrowing during 2001.

     The Company received proceeds as of September 30, 2001 of approximately $22 million from the sale of trading securities sold but not yet purchased. It also has purchased trading securities with a market value of approximately $7.7 million. The Company's arbitrage trading strategy is to fully cover its open positions during each month with covering option positions that expire in the succeeding month. The September 30, 2001 positions were closed during October 2001 and other positions with the same strategy have been established since that date.

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

Item 1.  Legal Proceedings. Not Applicable

Item 2.  Changes in Securities. Not Applicable

Item 3.  Defaults upon Senior Securities. Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders.


The following matters were voted on at the November 1, 2001 Annual Meeting of Stockholders. The total shares voted were 50,486,592.



Election of Directors:


      Nominee                        For       Against      Abstain
------------------------------  ----------     -------      -------
E. Bruce Fredrikson             50,336,117     150,475
Jay Gelman                      50,334,297     152,295
Barry Hertz                     50,302,508     184,084
Martin Kaye                     50,334,497     152,095
Isaac Schlesinger               50,337,517     149,075
Jack Spiegelman                 50,335,147     151,445
Stanley Stern                   50,299,597     186,995
Charles Zabatta                 50,339,717     146,875

Approval of Stock Option Plan:  49,596,922     848,694      40,976

Appointment of Auditors:        50,284,065     168,229      34,298



Item 5.  Other Information. None

Item 6.  (a) Exhibits. None

         (b) There were no reports on Form 8-K filed during the third quarter of 2001.



SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


TRACK DATA CORPORATION


Date:  11/09/01                                     /s/
                                  ---------------------------------
                                               Barry Hertz
                                           Chairman of the Board
                                          Chief Executive Officer

Date:  11/09/01                                     /s/
                                  ---------------------------------
                                              Martin Kaye
                                              COO, CFO,
                                      Principal Financial Officer