Form 10-K
period 2001-12-31
TRACK DATA CORP
filed 2002-03-25
CIK 922811

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(Mark One)
/x/  Annual report under section 13 or 15(d) of the securities exchange act of
1934
For the fiscal year ended December 31, 2001

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

State the aggregate market value of the voting stock held by non-affiliates of the Registrant based on the closing price of the Company's Common Stock on February 28, 2002 of $1.94 per share. $51,225,000

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 53,824,010 shares of common stock,
                    $.01 par value, as of February 28, 2002

                      DOCUMENTS INCORPORATED BY REFERENCE
                            [SEE INDEX TO EXHIBITS]


                                     PART I


     Disclosures in this Form 10-K contain certain forward-looking statements, including without limitation, statements concerning the Company's operations, economic performance and financial condition. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words "believe," "expect," "anticipate" and other similar expressions generally identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. These forward-looking statements are based largely on the Company's current expectations and are subject to a number of risks and uncertainties, including without limitation, changes in external market factors, changes in the Company's business or growth strategy or an inability to execute its strategy due to changes in its industry or the economy generally, the emergence of new or growing competitors, various other competitive factors and other risks and uncertainties indicated from time to time in the Company's filings with the Securities and Exchange Commission. Actual results could differ materially from the results referred to in the forward-looking statements. In light of these risks and uncertainties, there can be no assurance that the results referred to in the forward-looking statements contained in this Form 10-K will in fact occur. The Company makes no commitment to revise or update any forward looking statements in order to reflect events or circumstances after the date any such statement is made.

ITEM 1. BUSINESS

     Track Data Corporation (the "Company") is a financial services company that owns Track Data Securities Corp. ("TDSC"), a registered securities broker-dealer and member of the National Association of Securities Dealers, Inc. The Company provides a proprietary, fully integrated Internet-based online trading and market data system, myTrack, for the individual trader, and proTrack for the institutional trader. The proTrack system is also licensed as a trading platform for other broker-dealers. The Company provides real-time financial market data, fundamental research, charting, and analytical services to institutional and individual investors through dedicated telecommunication lines and the Internet. The Company also disseminates news and third-party database information from more than 100 sources worldwide. In February 2002, TDSC received authorization to operate Track ECN, an electronic communications network that enables traders to display and match limit orders for stocks.

     The Company has delivered mission-critical information to the most demanding customers in the investment community since 1981. Market data is delivered direct from the original sources (such as the exchanges) to the Company's facilities, where the data is simultaneously redistributed to its customers. myTrack and proTrack operate through the use of proprietary application software. Once the user is attached to the Company's host server, the connection link is constant, like an open telephone connection. This allows the system to provide dynamically updating stock quotes and news and to immediately respond to all queries. Utilizing the built-in trading platform allows the user to enter a trade that is received by the Company's server instantaneously, as the connection is the same one that is already connected for market data. The Company believes this is a competitive advantage over other trading systems that require a new connection to a server every time information is requested or sent. The Company also offers proTrack through a direct point-to-point T1 connection.

     The Company maintains offices in the U.S. and Europe, with executive offices located at 56 Pine Street, New York, New York 10005 and at 95 Rockwell Place, Brooklyn, New York 11217. Its telephone number is 212-943-4555 or 718-522-7373.

     The Company's operations are classified in two business segments:
Internet-based online trading and market data services to the non-professional individual investor community, and online trading and market data services to the institutional professional investment community. The Company also engages in arbitrage trading. See Notes C and H of Notes to Consolidated Financial Statements.


A. INTERNET-BASED ONLINE TRADING, MARKET DATA SERVICES, AND OTHER SERVICES TO THE NON-PROFESSIONAL INDIVIDUAL INVESTMENT COMMUNITY
------------------------------------------------------------------------------

     Internet-Based Online Trading and Market Data Services to the Non-Professional Individual Investment Community

     General
     -------

          The evolution of the Internet has fundamentally changed the way in which many investors manage their financial affairs. The speed, convenience, choice, cost savings, and information that the Internet offers as an investment tool has driven investor assets online.

          The Company combined its strength from 20 years of delivering market data and third-party market information to the professional trading community with a unique order entry system to create a proprietary trading system, myTrack. The Company has offered its myTrack software-based online trading system since June 1999. Since myTrack is a client-server application, it is not restricted by the limitations of HTML, the primary programming language of the worldwide web. With trading systems that use HTML, displayed data remains static until a query is repeated. In contrast, myTrack delivers and automatically updates a continuous, dynamic stream of live market data to the client's screen. The Company believes this difference gives myTrack a substantial edge over the web site-based trading offered by the vast majority of online brokerage firms.

          Another advantage of myTrack is that it is a direct access broker. Direct access means that myTrack clients can have their trades routed directly to the exchange, market maker, or electronic communication network ("ECN") of their choice. Our smart order routing system will select routing for those traders who do not wish to select on their own. As a result, the Company believes trades can be executed more quickly than if the trade is routed through a third market firm or an online brokerage firm's trading desk, as is the case with a number of other trading systems. The order entry section can be preset for size and type of order. The client can use a mouse to click the bid or ask price of a security and either close out an open position or add to an existing one. If the user clicks the bid or ask price of the security, the order screen will appear pre-configured to buy or sell.

          myTrack clients may place bids or offers onto an ECN which will also appear in the Nasdaq Market Maker Level 2 screen with the corresponding price and size of the order. We believe that this gives myTrack clients an advantage in attempting to execute orders between the bid and asked prices of Nasdaq securities.

          myTrack offers trading of U.S. based stocks, options and mutual funds, as well as stock index-based futures.

          The Company has targeted active traders and other active investors and believes that myTrack is well-suited to satisfy their requirements. For those traders who are the most active and engage in daytrading, the Company offers trading software, "dayTrader by myTrack." dayTrader contains features and enhancements designed to satisfy the needs of the hyperactive trader community.

          The Company markets myTrack by targeting active traders through advertisements, including direct mail and telemarketing. The Company's marketing efforts have included advertisements on financial TV networks, in financial publications, and in various other regional and national publications that have demographics similar to myTrack's target market. The Company also advertises and promotes myTrack through Internet web site banner advertisements.


     myTrack Services
     ----------------

          Trading Access: In addition to the myTrack software, users can access myTrack trading through the myTrack web site, a Palm or other PDA, a web-enabled cellular phone, or two-way pager. myTrack delivers to customers with trading account free streaming delayed quotes and unlimited free real-time extended quotes, as well as breaking company news, a trade by trade log, charting for technical analysis and a proprietary library of intra-day market statistics.

          Commission Rates: Trading is currently offered at prices starting at $12.95 per trade. Volume trading rebates can result in trade costs as low as $8.20 per trade. The Company also offers software for day traders, dayTrader by myTrack, which offers commissions from $.015 to $.02 per share based on volume. Futures are generally priced at $7.00 per contract.

          myTrack Market Data: myTrack provides access to comprehensive information on stocks, options, indices, and news, including bid and ask prices, charts, research and other information for any listed or Nasdaq-traded stock and many OTC-BB stocks, as well as the ability to establish and track securities, cash, margin and buying power positions on a real-time basis. myTrack's clients can arrange the display and configuration of data on their computer screens using a menu and tool bar, which are generally utilized in the Windows operating system.

          Market Data Pricing: Real-time quotes, news, charting and technical analysis are currently available in various pay packages from $19.95 per month plus exchange fees to $95.00 per month (including Nasdaq Level II) plus exchange fees. Volume trading can result in rebates equivalent to the service plan charges.

          Customer Service: Client services for all levels of online service, including trading, administrative, and technical support, are among the Company's highest priorities. Based on the Company's experience in the financial services industry and client feedback, it believes that providing an effective client service team to handle client needs is critical to its success. The Company's Client Service department helps clients get online, handles product and service inquiries and addresses all brokerage and technical questions. The Client Service department also conducts various surveys to verify the satisfaction of our clients and to learn more about client preferences and requirements. Live client support is available 13 hours a day, from 7:00 AM to 8:00 PM Eastern Time, Monday through Friday.

     Operations
     ----------

          Clearing and Order Processing

               The Company does not hold any funds or securities owned by its clients nor execute securities transactions. The Company clears all transactions for its clients, on a fully disclosed basis, with Penson Financial Services, Inc. ("Penson").

               The Company's agreement with Penson provides that the clearing broker process all securities transactions for the Company's clients for a fee. Services of the clearing broker include billing and credit control and receipt, custody and delivery of securities, for which the Company pays a per-ticket charge. The Company has agreed to indemnify and hold the clearing broker harmless from certain liabilities or claims, including claims arising from the transactions of its clients, which could be material in amount. The Company's clearing agreement may be terminated by either party, upon 45 days' written notice. The Company relies on the operational capacity and the ability of the clearing broker for the orderly processing of transactions.

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

               Margin lending is subject to the margin rules of the Board of Governors of the Federal Reserve System. Margin lending subjects the Company to the risk of a market decline that would reduce the value of collateral below the client's indebtedness before the collateral can be sold. Under applicable rules, in the event of a decline in the market value of the securities in a margin account, the client is required to deposit additional securities or cash in the account. The margin agreement allows the Company or Penson to sell securities owned by the client under certain circumstances.


          Network Infrastructure

               The Company's external network consists of a series of routers and other Internet-networking equipment, myTrack, mail, web and File Transfer Protocol (ftp) servers; these servers are connected to the Company's internal (i.e. protected) network. This permits a moderated connection to the Company's intranet, so that any computer that can connect to the Internet can access authorized services.

               Any individual with a personal computer who has a connection to the Internet and has Windows compatible software can subscribe to myTrack. Once an account is opened, the client downloads myTrack software and is given a unique user name and password. The client then logs onto the Company's myTrack servers. The myTrack servers connect to market data and order servers.

               myTrack employs a proprietary protocol to communicate between the client and the server. Conventional mail, web and ftp servers are used to download software, provide a public access to a chat function and to exchange mail with internal mail servers and prevents virus-infected files or messages from reaching the internal network. Logins to myTrack servers are validated by a permission server. Once the permission server allows the client to establish a connection to a myTrack server, the connection between the client and server is maintained until the client requests it be terminated or until the system determines that the connection is no longer efficient or is inoperable.

               The Company's technology is supported by an internal staff of programmers, developers, and operators 24 hours a day, seven days a week. The programming staff is supplemented by a team of quality control analysts, web page developers, technical writers, and design specialists who ensure the final product is user-friendly and dependable. In addition to supporting the systems, the staff continually enhances software and hardware and develops new services. Software is designed to be versatile and easily adaptable to new and emerging technologies.

               The order servers accept buy/sell or sell short/buy to cover messages from the client application and qualify orders according to a number of business rules. Once an order is qualified, it is sent to the exchange of choice and messages are sent to update the database. This update offers the client real-time account positions, buying power and profit and loss calculations. All transactions for the day are processed for delivery to the clearing firm.


          Account Security

               The Company uses a combination of proprietary and industry standard security measures to protect clients' assets. Clients are assigned unique account numbers, user identifications and passwords. In accordance with standard industry practices, telephone orders require authentication via personal identification number/password and/or other personal information. In addition, the Company's trade processing system is designed to compare the accounts database with the clearing firm's account information on a daily basis to detect any discrepancies.

               Firewalls and other software limit not only system access to the authorized users, but also limit the authorized users to specifically approved applications. This filter-software prevents unauthorized access to critical areas of the system such as account information. Furthermore, public access servers, such as e-mail, chat services and the file transfer protocol, are in a network entirely separate from the rest of the Company's systems.

               The Company has implemented special policies relating to the transfer or withdrawal of funds by clients to prevent unauthorized withdrawals. Checks will only be made out in the account holder's name and wire transfers will only be sent to a bank account in the account holder's name.


     Other Internet-Based Market Data Services To The Individual
     Non-Professional Market
     ---------------------------------------------------------------------------

     AIQ Systems
     -----------

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

          AIQ's OptionExpert is an option data and evaluation system that uses the Internet to deliver real-time option chains, data and analysis. OptionExpert is offered in conjunction with myTrack's Internet-based online trading and market data system. OptionExpert delivers the tools necessary to identify, analyze, and track potentially profitable options strategies. OptionExpert can be used as a stand-alone program, or combined with AIQ's award winning TradingExpert. AIQ is offering OptionExpert bundled with myTrack for monthly fees starting at $59 plus exchange fees for real-time data. Separately, OptionExpert is $39 per month. All packages include unlimited historical data and news.

          AIQ also develops a full line of add-on modules for fundamental analysis, news retrieval, and data correlation. In addition, AIQ offers educational services including: the Opening Bell Monthly educational newsletter, bi-annual educational seminars and workshops, and a full line of educational videotapes.


     Dial/Data Service
     -----------------

          Dial/Data is an Internet-based service that provides historical and end-of-day pricing data for U.S., Canadian and European exchange-traded equities and related instruments, futures, equity options, futures options, mutual funds, bonds, government issues, money markets and indexes. In addition, fundamental data is provided for equity issues such as splits, dividends, and earnings per share. News headlines and full text stories from some of the Company's news vendors can also be delivered to Dial/Data customers. Dial/Data is primarily marketed through independent software vendors who provide analytical and charting programs for analyzing financial information. The Company's AIQ division, Equis International, and other independent software vendors include Dial/Data access as an integral part of the software that they market. The Company encourages these vendors of charting software, through the payment of royalties, to make their software compatible with the Company's Dial/Data market information, and to advise customers by inserts and other means that they may select Dial/Data as their source of market information by contacting Dial/Data and entering into a month to month subscription agreement. A customer that has subscribed to Dial/Data accesses the service directly using the vendor's software program through modems on their PC's and is billed for the Dial/Data service directly by the Company. Access to the Company's database is provided by using the Internet. Although the software can operate on real-time information, customers primarily apply their charting techniques to historical information and there is substantially less emphasis on up-to-the-minute information for this service than there is for other services provided by the Company.

          Pricing: Customers who subscribe to Dial/Data pay a flat monthly rate that ranges from $15 to $85, depending on the type of data received. Customers pay for their services primarily by permitting the Company to charge their credit cards. Customers may terminate Dial/Data services at any time.

     Marketing
     ---------

          The Company markets myTrack by targeting active traders through advertisements, including direct mail and telemarketing. The Company's marketing efforts have included advertisements on financial TV networks, in financial publications, and various other regional and national publications that have a demographic similar to myTrack's target market. The Company also advertises and promotes myTrack through Internet web site and banner advertisements.

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


     Competition
     -----------

          The Company's myTrack online trading service competes with services offered by online brokers, many of which have substantially greater resources. The market for brokerage services is rapidly evolving and intensively competitive. The Company expects competition to continue and intensify in the future. The Company faces direct competition from other discount brokerage firms, many of which provide touch-tone telephone and online brokerage services but do not maintain significant branch networks. The Company also encounters competition from established full commission brokerage firms. In addition, the Company competes with financial institutions, mutual fund sponsors and other organizations, some of which provide (or may in the future provide) electronic and other discount brokerage services.

          The Company believes its competition consists of large and small brokerage firms, utilizing the Internet to transact retail brokerage business. Among these competitors are E*Trade Group, Inc., Charles Schwab & Co., Inc., Quick & Reilly, Inc., TD Waterhouse, Inc., Fidelity Brokerage Services, Inc. and Datek Securities Corp. The Company also faces competition for customers from full-commission brokerage firms, including Morgan Stanley Dean Witter & Co., Merrill Lynch and Salomon Smith Barney, as well as financial institutions and mutual funds.

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


B. ONLINE TRADING AND MARKET DATA SERVICES TO THE INSTITUTIONAL PROFESSIONAL INVESTMENT COMMUNITY

     MarkeTrack
     ----------

          MarkeTrack offers significant real-time quote processing and analytical features, and has become distinguished over time for its ability to consistently deliver real-time, market sensitive information. The service provides domestic and international market information, dynamically updating quotelines, options and futures displays, real-time spreadsheets, tick-by-tick updating graphics, news services and third-party databases, user-defined screen layouts, access to back-office order and execution services, and over 20 years of graphical price history. It allows users to calculate theoretical values of options and determine the most beneficial investment strategy through calculating returns on alternative investments, including options and futures. In addition, users are able to download real-time data to both Microsoft Excel and Lotus 1-2-3 spreadsheet applications, which allows the users to create individually tailored financial applications to meet specific needs without additional programming. MarkeTrack Web provides essentially the same service through the Internet.

          The service provides investment professionals the ability to easily and rapidly analyze, on a single service terminal, large volumes of real-time prices, third-party databases, historical information and news services to support split second trading decisions. It runs under Windows NT, DOS and UNIX operating systems on a wide variety of personal computer and workstation platforms.

          Pricing and Customers: Customers are charged a monthly service fee and a communications or location charge that typically varies with the location and size of the customer's installation. Service charges vary with the number and types of functions to which an individual subscribes, and are typically between $250 and $600 per month per user. Typically subscribers who execute a subscriber agreement contract that specifies both term and quantity of users receive pricing discounts for multi-year contracts. Such agreements allow subscribers to receive services at a known cost and ensure the Company of a recurring revenue stream into the future.

          MarkeTrack currently serves over 3,000 customers in trading and institutional investment management positions. Customers include floor traders, block traders, market makers, OTC traders, options specialists, head traders, arbitrageurs and hedge fund managers.


     proTrack Online Trading
     -----------------------

          The Company has taken its 20 years of experience delivering mission-critical market data to the world's top traders and integrated that system with a direct access trading system to provide a state-of-the-art system for the professional market, proTrack, which has been available since January, 2002. Many competing systems are connected with a particular market maker or ECN that require all trades to first pass through that platform, even when the execution will not be done there. proTrack enables the trader to access the market directly. There is also smart order routing built into the system for times when a routing destination is not selected by the trader. proTrack is a Windows-based fully customizable system with flexibility to see the information the trader wants to see with dynamically updating linked windows.

          Among many trading features offered by proTrack are: point and click equities and options trading, direct access to market makers (not just through SelectNet as many other systems offer) and ECN's, hot keys, smart order routing, reserve book, quick modification of existing orders, multiple order types and a wide variety of market data and news which the Company has provided to the professional market for over 20 years.

          proTrack offers trading through the Company's wholly-owned broker-dealer subsidiary, TDSC, clearing through Penson Financial Services, Inc. and DVP accounts through Penson. proTrack also offers its trading platform with direct access to market makers and ECNs to broker-dealers who wish to route orders utilizing the advanced features of proTrack.

          proTrack is available on a private label basis and is customized, where required, to particular trading requirements. Pricing of the services is dependent on trading volume, market data services required and necessary clearing costs.


     NewsWatch Service
     -----------------

          The market focus of NewsWatch is the business professional who "must know first." This group includes traders, bankers, research analysts, investment relations professionals, corporate executives, or any "knowledge worker" who needs real-time information for making day-to-day business decisions. The service provides enterprise wide solutions to corporations needing to deliver external/internal real-time information to their "knowledge workers," leveraging internal networks and/or intranets. The service includes a high-speed consolidated news ticker, an NT-resident database with full-text indexing, access to a variety of third-party databases, and multiple domestic/international exchanges, all via a state of the art user-friendly presentation environment.

          NewsWatch also provides a browser-based interface, bringing all the advantages of the Company's news collection and delivery service to the web environment. It is appropriate for corporations which are comfortable with browser technology and need access to real-time business news for their end-user population via an internal intranet or the World Wide Web.

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


     Marketing
     ---------

          MarkeTrack competes in several highly competitive segments of the on-line real-time financial information marketplace: equity, options and futures trading; and the investment management segments of the professional investment community. The equities, options, and futures trading segment of this market is comprised of approximately 30,000 professionals who spend an estimated $150 million per year on financial information, and the investment management segment is comprised of approximately 60,000 professionals who spend an estimated $320 million per year on financial information. The Company's focus is on the premium end of these trading markets, appealing to institutional sales people, arbitrageurs, market makers and traders. The Company estimates that the premium segment of the trading market consists of approximately 16,000 terminals, of which its share is approximately 18%.

          MarkeTrack, proTrack, as well as the NewsWatch service, are marketed primarily through a dedicated sales force, including 12 full-time regional sales persons in the U.S. and an international sales staff of 2 full-time sales persons. All services are sold directly, often as a result of on-site presentations and service demonstrations. In March 2002, the Company commenced a cable TV ad campaign for its new proTrack online trading service.

          In addition to its dedicated sales force, the Company maintains relationships with a number of brokerage firms that actively sell the Company's services to the money management side of the industry for "soft dollars." In a soft dollar arrangement, the brokerage firm pays the Company in cash for services delivered to the money managers. These brokerage firms are typically also customers of the Company.

          The Company has ongoing advertising, direct mail, and public relations programs to promote product recognition and educate potential new customers in its targeted markets. In addition, the services are exhibited at major industry trade shows each year.


     Competition
     -----------

          The Company competes with many other providers of electronically transmitted financial information. The Company competes in its service offerings to varying extents through price and quality of service.

          The Company offers its MarkeTrack service in a highly competitive market in which it competes with other distributors of financial and business information, many of which have substantially greater financial resources. The Company competes, among other things, on the basis of the quality and reliability of its data, the speed of delivery and on the flexibility of its services. In the equity, options and futures trading segments, and the investment management segment, the Company's competitors include Bloomberg Financial and Bridge Information Systems. To a lesser degree, these Company services compete with ILX, a Thomson Financial Services company, and Quotron, a Reuters company, who dominate the retail brokerage market segment. There can be no assurance that the Company will not encounter increased competition in the future, which could limit the Company's ability to maintain or increase its market share or maintain its margins, and which could have a material adverse effect on the Company's business, financial condition or operating results.

          The Company's newly introduced proTrack service competes primarily with the Redi System offered by Spear Leeds and Real-Tick offered by AT Financial. There are also many proprietary systems that offer one-stop trading and limited access to other destinations, as well as many other direct access trading systems.

          The Company offers its NewsWatch service in a highly competitive market in which it competes with other distributors of news information, many of which have substantially greater financial resources. NewsWatch competes, among other things, on the basis of the quality and reliability of its data, the speed of delivery and on the flexibility of its services. NewsWatch's principal competitor is NewsEdge.


C.   MATTERS RELATED TO BOTH SEGMENTS

     Securities Regulation
     ---------------------

          Track Data Securities Corp. ("TDSC") is a broker-dealer registered with the SEC and NASD and is licensed as a broker-dealer in 50 states.

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

          Broker-dealers are subject to regulations covering all aspects of the securities business, including sales methods, trade practices among broker-dealers, use and safekeeping of clients' funds and securities, capital structure, record keeping and the conduct of directors, officers and employees. Because of the recent increase in the number of complaints by online traders, the SEC, NASD and other regulatory organizations may adopt more stringent regulations for online firms and their practices. If the Company fails to comply with any laws, rules or regulations, the Company could be censured, fined, or issued a cease-and-desist order, or TDSC and/or its officers and employees could be suspended or expelled.


     Net Capital Requirements
     ------------------------

          The SEC, NASD, and various other regulatory agencies have stringent rules requiring the maintenance of specific levels of net capital by securities brokers. These include the SEC's uniform net capital rule, which governs TDSC. Net capital is defined as assets minus liabilities, plus other allowable credits and qualifying subordinated borrowings less mandatory deductions that result from excluding assets that are not readily convertible into cash and from valuing other assets, such as a firm's positions in securities, conservatively. Among these deductions are adjustments in the market value of securities to reflect the possibility of a market decline prior to disposition.

          As of December 31, 2001, TDSC was required to maintain minimum net capital, in accordance with SEC rules, of approximately $79,000 and had total net capital of $543,000, or approximately $464,000 in excess of minimum net capital requirements. In February 2002, TDSC received permission to operate an ECN. Its minimum capital requirement after that date was increased to $1 million. The additional capital was provided by Track Data Corporation pursuant to a subordinated loan of $600,000.

          If TDSC fails to maintain the required net capital, TDSC may be subject to suspension or revocation of registration by the SEC and suspension or expulsion by the NASD and other regulatory bodies, which ultimately could require TDSC's liquidation. In addition, a change in the net capital rules, the imposition of new rules, a specific operating loss, or any unusually large charge against net capital could limit those operations of TDSC that require the intensive use of capital and could limit its ability to expand its business.


     Limited Proprietary Information
     -------------------------------

          The Company relies on a combination of copyright, trademark and trade secret laws and non-disclosure agreements to protect its proprietary technologies, ideas, know-how and other proprietary information. The Company holds a United States trademark registration for the myTrack name. The Company has no patents or registered copyrights. Third parties may copy or otherwise obtain and use the Company's proprietary technologies, ideas, know-how and other proprietary information without authorization or independently develop technologies similar or superior to its technologies. Policing unauthorized use of our technologies and other intellectual property is difficult, particularly because the global nature of the Internet makes it difficult to control the ultimate destination or security of software or other data transmitted.

          The financial information provided by the Company for its MarkeTrack, myTrack, proTrack, myTrack Pro, Dial/Data and NewsWatch services can be purchased from third-party sources and is not proprietary. The Company maintains proprietary economic and historical financial databases. The Company protects its proprietary information with standard secrecy agreements.

          MarkeTrack, NewsWatch, MarkeTrack Web, myTrack, myTrack Pro, proTrack and Dial/Data are registered service marks owned by the Company. AIQ has registered trademarks for StockExpert, MarketExpert, OptionExpert and TradingExpert, as well as Opening Bell for its newsletter.


     Research and Development
     ------------------------

          Expenditures for research and development incurred primarily to establish technological feasibility of a product or for product enhancement were $307,000, $324,000 and $364,000 for the years ended December 31, 2001,
     2000 and 1999, respectively.


     Employees
     ---------

          The Company employed approximately 250 persons on a full time basis as of December 31, 2001. The Company believes that its relationship with its employees is satisfactory.


D.   ELECTRONIC COMMUNICATIONS NETWORK

          In February 2002, TDSC received authorization from the NASD and the Securities and Exchange Commission to operate an Electronic Communications Network ("ECN") that enables traders to display and match limit orders for stocks. This authorization will allow trading of Nasdaq National Market, Small Cap, and exchange-listed securities on its ECN trading platform. In order to set the Track ECN apart from other ECNs, the Company has incorporated state-of-the-art trading functionality into the ECN. This functionality is normally available only on sophisticated front-end trading platforms. The Track ECN has the market maker symbol TRAC. The Company commenced operations of its ECN trading platform in March 2002. The Company does not anticipate the ECN will have any measurable impact on its results of operations during 2002.


ITEM 2. PROPERTIES

     The Company's executive offices are located at 56 Pine Street, New York, NY and 95 Rockwell Place, Brooklyn, NY. The Company maintains office space and data centers at locations in New York, NY, Brooklyn, NY and Chicago, IL. The Brooklyn, NY location is leased from a family partnership controlled by the Company's Chairman. The annual rental of approximately 36,000 square feet is approximately $540,000. The lease expires in April 2002. The Company believes that the terms of this lease are at least as favorable to it as terms which it would have obtained in a comparable transaction with unaffiliated persons.

     The Company leases its New York, NY property comprising 16,800 square feet from an unaffiliated third party through February 2005 with base rent of $260,000 per annum, subject to annual increases of 2.5% plus payment for electric and a share of increases in taxes.

     The Company maintains sales and/or service offices for its institutional customers in Chicago, IL, Los Angeles, CA, San Francisco, CA, Boston, MA, Incline Village, NV, Philadelphia, PA, Dallas, TX, Boca Raton, FL and Toronto and Montreal, Canada with aggregate annual rentals of $521,000. These leases expire at various dates through 2004. The Company also maintains a full service office in London, England under a lease for annual rentals of $149,000 expiring in 2004.

     The Company's facilities are fully utilized and are suitable and adequate for their purpose.


ITEM 3. LEGAL PROCEEDINGS

     There is no material litigation pending to which the Company is a party or of which any of its property is the subject.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its Annual Meeting on November 1, 2001. The results of matters voted at that Meeting were reported in Part II, Item 4 of the Company's Form 10-Q for the period ended September 30, 2001.

                                     PART II


ITEM  5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is quoted on the Nasdaq National Market System under the symbol "TRAC." On February 28, 2002, there were 229 stockholders of record of the Company's Common Stock based on information provided by the Company's transfer agent. Virtually all of the Company's publicly held shares are held in "street name" and the Company believes the actual number of beneficial holders of its Common Stock to be approximately 18,000.

     The following table sets forth the high and low sales prices for the Company's Common Stock as reported on Nasdaq NMS.





                                             Common Stock
                                             ------------
                                              Sale Price
                                             ------------

                                           High          Low
                                           ----          ---
                       2000
                       ----
                    First Quarter        12--1/4          6
                    Second Quarter       8--7/32       1--7/64
                    Third Quarter         2--1/4        15/16
                    Fourth Quarter      1--15/32         5/8

                       2001
                       ----
                    First Quarter        1--1/4         11/16
                    Second Quarter      1--31/32         3/4
                    Third Quarter       1--15/16       1--1/64
                    Fourth Quarter      1--19/32       1--1/16



Dividends

     The Company has never paid cash dividends on its Common Stock and does not anticipate that it will do so in the foreseeable future. The future payment of dividends, if any, on the Common Stock is within the discretion of the Board of Directors and will depend on the Company's earnings, its capital requirements, financial condition, and other relevant factors.


ITEM  6.  SELECTED  FINANCIAL  DATA






Year Ended December 31,                          2001      2000      1999      1998     1997
                                                    (in thousands, except per share data)

SERVICE FEES AND REVENUE                        $62,217   $58,767   $46,620   $46,473  $47,631
                                                --------  -------   -------   -------  -------

COSTS AND EXPENSES:
     Direct operating costs                      29,539    31,484    26,989    26,466   25,629
     Selling and administrative expenses         19,560    21,564    19,290    18,147   18,676
     Marketing and advertising                    1,243     5,472     5,684     1,302      734
     Gain on sale of Internet domain name        (1,000)        -         -         -        -
     Other income - net                          (2,749)   (1,429)     (350)        -        -
     Interest (income) expense-net                  (58)      288       270       508      719
                                                -------   -------   -------   -------  -------

                    Total                        46,535    57,379    51,883    46,423   45,758
                                                -------   -------   -------   -------  -------

INCOME  (LOSS) BEFORE EQUITY IN NET INCOME
     (LOSS) OF AFFILIATE AND INCOME TAXES        15,682     1,388    (5,263)       50    1,873

EQUITY IN NET INCOME (LOSS) OF AFFILIATE            276       718       275       326   (1,146)
                                                -------   -------   -------   -------  -------

INCOME  (LOSS) BEFORE INCOME TAXES               15,958     2,106    (4,988)      376      727

INCOME TAXES                                      4,880        47        60       158      299
                                                -------   -------   -------   -------  -------

NET INCOME (LOSS)                               $11,078   $ 2,059   $(5,048)  $   218  $   428
                                                =======   =======   =======   =======  =======

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE      $.19      $.03     $(.08)     $.00     $.01
                                                   ====      ====     =====      ====     ====

WEIGHTED AVERAGE SHARES OUTSTANDING              59,593    63,660    61,229    58,224   58,220
                                                =======   =======   =======   =======  =======

ADJUSTED DILUTIVE SHARES OUTSTANDING             59,874    64,056    61,229    58,224   58,220
                                                =======   =======   =======   =======  =======

December 31,                                     2001      2000      1999      1998     1997
                                                                  (In thousands)

TOTAL ASSETS                                    $76,920   $24,479   $25,056   $18,591  $18,312
TOTAL LIABILITIES                                53,759     7,747    10,060     9,979   11,683
STOCKHOLDERS' EQUITY                             23,161    16,732    14,996     8,612    6,629



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

Years ended December 31, 2001 and 2000

     Revenues for the years ended December 31, 2001 and 2000 were $62,217,000 and $58,767,000, respectively, an increase of 6%. The Company's Professional Market segment had revenues for the years ended December 31, 2001 and 2000 of $35,074,000 and $32,261,000, respectively, an increase of 9% for this segment. The increase was due to additional desktop market data services, increased Newsware news services and a price increase. The Company's Non-Professional Market segment had revenues of $27,143,000 and $26,506,000, respectively, for the years ended December 31, 2001 and 2000, an increase of 2% for this segment. The revenue increase in 2001 is due principally to myTrack's online trading and market data services. The Company obtained its own broker-dealer license and its registration in all of the states by August 2000. Prior thereto, trading revenues include only revenues from the licensing of its trading system, rather than a full amount of commissions paid by customers. Since August 2001, the Company has experienced a decline in revenues from its Professional Market segment due principally to customers' staffing reductions which have continued during the first quarter of 2002. Management expects this trend to continue through the first half of 2002 negatively impacting revenues and profits. In addition, the Company has also experienced a decline in revenues from its retail trading business in the fourth quarter after the new day trader rules were instituted by the NASD.

     Direct operating costs were $29,539,000 for the year ended December 31, 2001 and $31,484,000 for the similar period in 2000, a decrease of 6%. Direct operating costs as a percentage of revenues were 47% in 2001 and 54% in 2000. Without giving effect to unallocated depreciation and amortization expense, the Company's Professional Market segment had $14,102,000 and $14,863,000 of direct costs for the years ended December 31, 2001 and 2000, respectively. Direct operating costs as a percentage of revenues for the Professional segment were 40% in 2001 and 46% in 2000. The decline in dollars and percent in 2001 is due to reduced costs of telecommunications and greater sharing of the overhead by the Non-Professional segment. The Company's Non-Professional Market segment had $13,666,000 and $14,475,000 in direct costs for the years ended December 31, 2001 and 2000, respectively. Direct operating costs as a percentage of revenues for the Non-Professional segment were 50% in 2001 and 55% in 2000. Direct operating costs include direct payroll, direct telecommunication costs, computer supplies, depreciation, equipment lease expense and the amortization of software development costs. Since August 2000, when the Company commenced recording the full commissions from customers, direct costs include costs of clearing, back office payroll and other direct broker-dealer expenses.

     Selling and administrative expenses were $19,560,000 and $21,564,000 in the 2001 and 2000 periods, respectively, a decrease of 9%. Selling and administrative expenses as a percentage of revenues was 31% in 2001 and 37% in 2000. Without giving effect to unallocated depreciation and amortization expense, selling and administrative expenses for the Professional Market segment were $11,204,000 and $12,893,000 in the 2001 and 2000 periods, respectively, a decrease of 13%. For the Professional Market segment selling and administrative expenses as a percentage of revenues was 32% in 2001 and 40% in 2000. The dollar and percentage decrease was due to a reduction in payroll and telecommunications costs combined with increased revenues. In addition, prior to August 2000, when the Company received its broker-dealer license, certain costs were included in selling and administrative expenses and such costs allocated to each segment were accordingly greater. Certain of these costs are presently classified as direct operating costs. Selling and administrative expenses for the Non-Professional segment were $7,995,000 and $8,311,000 in the 2001 and 2000 periods, respectively, a decrease of 4%. For the Non-Professional segment selling and administrative expense as a percentage of revenue was 29% in 2001 and 31% in 2000. The dollar and percentage decrease in 2001 compared to 2000 was principally due to decreased payroll and related expenses for myTrack's online trading and market data services combined with increased revenues.

     Marketing and advertising costs were $1,243,000 in 2001 and $5,472,000 in 2000. The substantial majority of these costs were incurred by the Non-Professional segment of the Company which incurred $1,091,000 in 2001 and $5,361,000 in 2000. Marketing costs in 2000 are net of $666,000 received from Track Securities under a licensing agreement. These costs were principally incurred in connection with the Company's myTrack online trading and market data systems. Due to a downturn in the market and lower levels of trading activity by the retail trading sector, the Company decided to spend significantly less on marketing in 2001 and continues to spend at these significantly reduced levels in 2002. The Professional Market segment spent $152,000 in 2001 and $111,000 in 2000.

     As a result of the above-mentioned factors, the Professional Market segment realized $9,616,000 in income before unallocated amounts, equity in net income of affiliate and income taxes in 2001 compared to income of $4,395,000 in 2000. The Non-Professional Market segment realized $4,390,000 in income in 2001 and incurred losses of $1,642,000 in 2000 before unallocated amounts, equity in net income of affiliate and income taxes.

     In July, 2001, the Company sold an Internet domain name to a European entity for $1 million.

     In 2001 and 2000, the Company recognized gains of approximately $2,749,000 and $1,683,000, respectively, on the sale of certain shares of Edgar Online, Inc. and Innodata Corporation, and from other marketable securities due to its
arbitrage trading strategy.   In the fourth quarter of 2001, the Company
expanded its arbitrage trading program to include a greater risk profile trading program. The greater risk trading program resulted in pre-tax losses of $400,000 in the fourth quarter of 2001 and $1,400,000 in the first quarter of 2002. The Company is continuing its arbitrage trading program but has discontinued the greater risk trading program.

     As a result of the above-mentioned factors, the Company realized income before equity in net income from an affiliate of $15,682,000 in the 2001 period compared to $1,388,000 in 2000.

     The equity in net income from an affiliate, Innodata Corporation, was $276,000 and $718,000 in 2001 and 2000, respectively. The Company had accounted for its investment in Innodata using the equity method until May 7, 2001 when the Company's Chairman and its CFO resigned as officers and directors of Innodata. The Company's investment in Innodata has been accounted for as available for sale securities since that date.

     The Company's effective tax rate in 2001 was approximately 31% due to the utilization of tax loss carryforwards in that year and the effect of the reversal of a valuation allowance. The Company expects the rate for 2002 to approximate 40%.

     The Company realized net income of $11,078,000 in 2001 principally from increased revenues from online trading and market data services, arbitrage trading activities, gains on sale of marketable securities and an Internet domain name, and a significant reduction in expenses, including marketing and advertising, compared to $2,059,000 in 2000, which was substantially less than 2001, principally due to significant expenditures for marketing and advertising of the Company's myTrack service.


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

     Selling and administrative expenses were $21,564,000 and $19,290,000 in the 2000 and 1999 periods, respectively, an increase of 12%. Selling and administrative expenses as a percentage of revenues was 37% in 2000 and 41% in 1999. Without giving effect to unallocated depreciation and amortization expense, selling and administrative expenses for the Professional Market segment were $12,893,000 and $12,235,000 in the 2000 and 1999 periods, respectively, an increase of 5%. For the Professional Market segment selling and administrative expenses as a percentage of revenues was 40% in 2000 and 41% in 1999. Selling and administrative expenses for the Non-Professional segment were $8,311,000 and $6,643,000 in the 2000 and 1999 periods, respectively, an increase of 25%. For the Non-Professional segment selling and administrative expense as a percentage of revenue was 31% in 2000 and 41% in 1999. The dollar increase in 2000 compared to 1999 was principally due to increased payroll and related expenses for myTrack's online trading and market data services. Online trading was first introduced in the second quarter of 1999.

     Marketing and advertising costs were $5,472,000 in 2000 and $5,684,000 in 1999. The substantial majority of these costs were incurred by the Non-Professional segment of the Company, which incurred $5,361,000 in 2000, and $5,451,000 in 1999. Marketing costs in 2000 and 1999 are net of $666,000 and $571,000, respectively, received from Track Securities under a licensing agreement. These costs were principally incurred in connection with the Company's myTrack online trading and market data systems. The level of expenditures in the second half of 2000 was substantially below the expenditures in the first half of 2000. The Professional Market segment spent $111,000 in 2000 and $233,000 in 1999.

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

     The Company had a valuation allowance of $5,727,000 at December 31, 2000 as management believed it may not be able to realize all of its net operating loss carryforwards in the future. The establishment of a valuation allowance results in not recognizing tax benefits currently. However, in the event such benefits are realized or determined at a later date to be realizable, such future periods will benefit, net of amounts credited to paid-in capital, from such change and reflect greater income or a decreased loss.

     The Company realized net income of $2,059,000 in 2000 principally from gains on marketable securities and increased revenues from myTrack's online trading and market data services compared to a net loss of $5,048,000 in 1999 principally due to marketing and advertising of the Company's myTrack service.


Liquidity and Capital Resources

     During the year ended December 31, 2001, cash provided by operating activities was $9,778,000 compared to $1,637,000 in 2000. The increase in 2001 was primarily due to significantly increased operating income in 2001. Cash flows provided by investing activities in 2001 was $1,865,000 compared to $812,000 in 2000 principally from the sale of an Internet domain name for $1,000,000. Cash flows used in financing activities in 2001 were $12,461,000 principally from the purchase of treasury stock, compared to $1,608,000 used in
the 2000 period.   In 2000, the Company realized $2,586,000 from the exercise of stock options and warrants and the sale of common stock.

     The Company has a line of credit with a bank. The line is collateralized by the assets of the Company and is guaranteed by its Chairman. Interest is charged at 1.75% above the bank's prime rate and is due on demand. The Company may borrow up to 80% of eligible accounts receivable and is required to maintain a compensating balance of 10% of the outstanding loans. At December 31, 2001, the Company had outstanding borrowings under the line of $1,865,000. The Company believes that its line of credit is sufficient for the Company's present cash requirements.

     The Company has significant positions in stocks and options and receives significant proceeds from the sale of trading securities sold but not yet purchased under the trading strategy described in Note C. The December 31, 2001 positions were closed during the first quarter of 2002 and other positions with the same strategy have been established. In the fourth quarter of 2001, the Company expanded its arbitrage trading program to include a greater risk profile trading program. The greater risk trading program resulted in pre-tax losses of $400,000 in the fourth quarter of 2001 and $1,400,000 in the first quarter of 2002. The Company is continuing its arbitrage trading program but has discontinued the greater risk trading program.

     Since August 2001, the Company has experienced a decline in revenues from its Professional Market segment due principally to customers' staffing reductions which have continued during the first quarter of 2002. Management expects this decline to continue at a minimum through the first half of 2002 negatively impacting revenues and profits. In addition, the Company also experienced a decline in revenues from its retail trading business in the fourth quarter after the new day trader rules were instituted by the NASD. The Company substantially reduced its advertising costs in 2001 and does not expect to significantly increase advertising for 2002. During the first quarter of 2002, the Company repurchased under its buy back program approximately 1 million shares of its common stock for approximately $2 million. The Company may seek additional financing and/or dispose of certain of its marketable securities to support increased advertising costs, if deemed appropriate, in the future or to support its working capital or other opportunity requirements. No major capital expenditures are anticipated beyond the normal replacement of equipment and additional equipment to meet customer requirements.

     The Company conducts business through a clearing broker which settles all trades for the Company, on a fully disclosed basis, on behalf of its customers. The Company earns commissions as an introducing broker for the transactions of its customers. In the normal course of business, the Company's customer activities involve the execution of various customer securities transactions. These activities may expose the Company to off-balance-sheet risk in the event the customer or other broker is unable to fulfill its contracted obligations and the Company has to purchase or sell the financial instrument underlying the contract at a loss.

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

     The Company seeks to control the risks associated with its customer activities by requiring customers to maintain margin collateral in compliance with various regulatory and internal guidelines. The Company monitors required margin levels daily and, pursuant to such guidelines, requires the customer to deposit additional collateral or to reduce positions when necessary.

Inflation and Seasonality

     To date, inflation has not had a significant impact on the Company's operations. The Company's revenues are not affected by seasonality.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to interest rate change market risk with respect to its credit facility with a financial institution, which is priced based on the prime rate of interest. At December 31, 2001, $1,865,000 was outstanding under the credit facility. Changes in the prime interest rate during fiscal 2002 will have a positive or negative effect on the Company's interest expense. Such exposure will increase should the Company maintain higher levels of borrowing during 2002.

          The Company has significant positions in stocks and options and receives significant proceeds from the sale of trading securities sold but not yet purchased under the trading strategy described in Note C. The Company's arbitrage trading strategy is to fully cover its open positions during each month with covering option positions that expire in the succeeding month. The December 31, 2001 positions were closed during the first quarter of 2002 and other positions with the same strategy have been established. In the fourth quarter of 2001, the Company expanded its arbitrage trading program to include a greater risk profile trading program. The greater risk trading program resulted in pre-tax losses of $400,000 in the fourth quarter of 2001 and $1,400,000 in the first quarter of 2002. The Company is continuing its arbitrage trading program but has discontinued the greater risk trading program.

     The Company has investments in marketable securities consisting principally of its investments in Innodata Corporation and Edgar Online, Inc., both publicly traded companies listed on Nasdaq. The market value of such securities is dependent on future market conditions for these companies over which the Company has little or no control.


ITEM 8. FINANCIAL STATEMENTS



                          INDEX TO FINANCIAL STATEMENTS



                                                                            PAGE
                                                                            ----
Track Data Corporation and Subsidiaries

Report of Independent Certified Public Accountants                          II-8

Consolidated Balance Sheets as of December 31, 2001 and 2000                II-9

Consolidated Statements of Operations for the three years ended             II-10
December 31, 2001, 2000 and 1999

Consolidated Statements of Stockholders' Equity and Comprehensive           II-11
Income (Loss) for the three years ended December 31, 2001, 2000 and 1999

Consolidated Statements of Cash Flows for the three years ended             II-12
December 31, 2001, 2000 and 1999

Notes to Consolidated Financial Statements                                II-13-26






          REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors and Stockholders
Track Data Corporation


We have audited the accompanying consolidated balance sheets of Track Data Corporation and subsidiaries (the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Track Data Corporation and subsidiaries as of December 31, 2001 and 2000, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.


      /S/
-----------------------------
     Grant Thornton LLP
     Melville, New York
     March 1, 2002



                     Track Data Corporation and Subsidiaries
                           Consolidated Balance Sheets
                           December 31, 2001 and 2000
                     (in thousands, except number of shares)



                                                                  2001      2000
                                                                -------  ---------

ASSETS

CASH AND EQUIVALENTS                                            $ 5,687   $ 6,506

ACCOUNTS RECEIVABLE - net of allowance for
     doubtful accounts of $159 in 2001 and 2000                   1,813     1,744

DUE FROM CLEARING BROKER                                            735       775

DUE FROM BROKER                                                  14,813       -

MARKETABLE SECURITIES                                            45,623     2,646

FIXED ASSETS - at cost (net of accumulated depreciation)          4,583     5,743

SOFTWARE AND DATABASE COSTS - at
     cost (net of accumulated amortization
          of $7,594 in 2001 and $7,444 in 2000)                     107       288

INVESTMENT IN AFFILIATE                                             -       1,874

EXCESS OF COST OVER NET ASSETS ACQUIRED                           1,920     2,334

NET DEFERRED INCOME TAX ASSETS                                      -         450

OTHER ASSETS                                                      1,639     2,119
                                                                -------  --------

TOTAL                                                           $76,920   $24,479
                                                                =======   =======

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
     Accounts payable and accrued expenses                      $ 3,099   $ 3,338
     Note payable - bank                                          1,865       569
     Notes payable - other                                          918       836
     Trading securities sold but not yet purchased               46,409     1,492
     Capital lease obligations                                      480     1,216
     Net deferred income tax liabilities                            805       -
     Other liabilities, including income taxes                      183       296
                                                                -------   -------

                    Total liabilities                            53,759     7,747
                                                                -------   -------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Common stock - $.01 par value; 300,000,000
       shares authorized; issued and outstanding - 54,739,695
           shares in 2001 and 64,453,556 shares in 2000             547       645
     Additional paid-in capital                                  18,585    26,136
     Accumulated other comprehensive income                       3,676       676
     Retained earnings (deficit)                                    353   (10,725)
                                                                -------   -------

                    Total stockholders' equity                   23,161    16,732
                                                                -------   -------

TOTAL                                                           $76,920   $24,479
                                                                =======   =======


                See notes to consolidated financial statements.



                     Track Data Corporation and Subsidiaries
                      Consolidated Statements of Operations
                  Years Ended December 31, 2001, 2000 and 1999
         (in thousands, except number of shares and earnings per share)



                                                  2001      2000      1999
                                                -------   -------   -------

SERVICE FEES AND REVENUE                        $62,217   $58,767   $46,620
                                                -------   -------   -------

COSTS AND EXPENSES:
     Direct operating costs                      29,539    31,484    26,989
     Selling and administrative expenses         19,560    21,564    19,290
     Marketing and advertising                    1,243     5,472     5,684
     Gain on marketable securities               (1,800)     (783)        -
     Gain on sales of investment in affiliate      (949)     (900)        -
     Write off of investment                          -       254         -
     Gain on real property lease buyout               -         -      (350)
     Gain on sale of Internet domain name        (1,000)        -         -
     Interest income                               (680)     (247)     (181)
     Interest expense                               622       535       451
                                                -------   -------   -------

                    Total                        46,535    57,379    51,883
                                                -------   -------   -------

INCOME (LOSS) BEFORE EQUITY IN NET INCOME OF
    AFFILIATE AND INCOME TAXES                   15,682     1,388    (5,263)

EQUITY IN NET INCOME  OF AFFILIATE                  276       718       275
                                                -------   -------   -------

INCOME (LOSS) BEFORE INCOME TAXES                15,958     2,106    (4,988)

INCOME TAXES                                      4,880        47        60
                                                -------   -------   -------

NET INCOME (LOSS)                               $11,078   $ 2,059   $(5,048)
                                                =======   =======   =======

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE      $.19      $.03     $(.08)
                                                   ====      ====     =====

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING    59,593    63,660    61,229
                                                =======   =======   =======

ADJUSTED DILUTIVE SHARES OUTSTANDING             59,874    64,056    61,229
                                                =======   =======   =======


                 See notes to consolidated financial statements.



                     Track Data Corporation and Subsidiaries
 Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss)
                  Years Ended December 31, 2001, 2000 and 1999
                                 (in thousands)



                                                Accumulated                    Compre-
                                  Additional      Other        Retained        hensive
                         Common    Paid-in     Comprehensive   Earnings         income
                          Stock    Capital        Income       (Deficit)        (loss)
                         -------  ---------    --------------  ----------      -------

BALANCE,
   JANUARY 1, 1999        $593    $15,756          $  -       $ (7,736)

Net loss                                                        (5,048)     $ (5,048)

Issuance of common
   stock in exchange for
    investment in
     private company         1        499

Sale of common stock        19      5,182

Issuance of common stock
   for services                        93

Issuance of options for
   services                           106

Stock options and
   warrants exercised       18      1,862

Purchase and
   retirement of
     treasury stock                   (23)

Tax effect of stock
   options exercised                1,470

Unrealized gain on
   marketable
    securities -
     net of taxes                                   2,205                      2,205
                                                                             -------
Comprehensive loss                                                           $(2,843)
                          ----    -------          ------     --------       =======
BALANCE,
   DECEMBER 31, 1999       631     24,945           2,205      (12,784)

Net income                                                       2,059       $ 2,059

Issuance of common
   stock in exchange
    for investment in
     private companies       3        466

Sale of common stock        10      1,240

Stock options and
   warrants exercised        6      1,209

Purchase and retirement
   of treasury stock        (5)      (704)

Reversal of tax effect
   of stock options
     exercised                     (1,020)

Reclassification
   adjustment for gain
    on marketable
     securities -
      net of taxes                                                              (434)

Unrealized loss
   on marketable
    securities -
      net of taxes                                 (1,529)                    (1,529)
                                                                             -------

Comprehensive income                                                         $    96
                          ----    -------          ------      -------       =======
BALANCE,
   DECEMBER 31, 2000       645     26,136             676      (10,725)

Net income                                                      11,078       $11,078

Stock options and
   warrants exercised        1        124

Purchase and
   retirement of
    treasury stock         (99)   (12,993)

Tax effect of stock
   options exercised                5,318

Unrealized gain on
   marketable securities -
     net of taxes                                                3,000         3,000
                                                                             -------
Comprehensive income                                                         $14,078
                          ----    -------          ------      -------       =======
BALANCE,
   DECEMBER 31, 2001      $547   $ 18,585          $3,676      $   353
                          ====   ========          ======      =======

                                See notes to consolidated financial statements.



                     Track Data Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
                  Years Ended December 31, 2001, 2000 and 1999
                                 (in thousands)




                                                            2001      2000      1999
                                                          ---------  --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                    $ 11,078   $ 2,059   $(5,048)
     Adjustments to reconcile net income (loss)
       to net cash provided by (used in)
          operating activities:
          Depreciation and amortization                      2,726     3,099     3,650
          Services performed in exchange for common
            stock and options                                  -         -         200
          Equity in net income of affiliate                   (276)     (718)     (275)
          Deferred taxes                                     1,056       -         -
          Tax effect of stock options exercised              3,464       -         -
          Gain on sale of Internet domain name              (1,000)      -         -
          Write off of investment                              -         254       -
          Gain on sale of Innodata and Edgar
               Online common stock                            (949)   (1,650)      -
          Net gain on other marketable securities              -         (33)      -
          Net proceeds from other marketable securities        -          30       -
          Other                                                -         (43)       (1)
          Changes in operating assets and liabilities:
                Accounts receivable and due from
                    clearing broker                            (29)     (322)      375
                Due from broker                             (8,285)      -         -
                Marketable securities                      (33,488)      -         -
                Other assets                                   458      (102)     (116)
                Accounts payable and accrued expenses         (240)   (1,015)      481
                Securities sold, but not yet purchased      35,311       -         -
                Other liabilities                              (48)       78       (13)
                                                          --------   --------  -------
                    Net cash provided by (used in)
                                 operating activities        9,778     1,637      (747)
                                                          --------   -------   -------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of fixed assets                                 (853)   (1,024)   (1,062)
     Proceeds from sales of fixed assets                       -          64        52
     Payments to related parties                               -         -         (27)
     Proceeds from (payments to) others                         30       (12)      (53)
     Proceeds from sale of Internet domain name              1,000       -         -
     Proceeds from sale of Innodata and Edgar
          Online common stock                                1,688     1,837       -
     Other investments                                         -         (53)      (26)
                                                          --------   -------   -------

                    Net cash provided by (used in)
                               investing activities          1,865       812    (1,116)
                                                          --------   -------   -------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments under capital lease obligations                 (859)   (1,427)   (1,799)
     Net proceeds (payments) on note payable - bank          1,296    (1,966)      397
     Net proceeds from notes payable - other                    81        74        65
     Net (payments) proceeds on loans from employee
        savings program                                         (4)     (165)      110
     Proceeds from issuance of common stock                      -     1,250     5,201
     Proceeds from exercise of stock options and warrants      117     1,336     2,696
     Purchase of treasury stock                            (13,092)     (710)      (23)
                                                          --------   -------   -------

                    Net cash (used in) provided by
                                  financing activities     (12,461)   (1,608)    6,647
                                                          --------   -------   -------

EFFECT OF EXCHANGE RATE DIFFERENCES ON CASH                     (1)       (1)       (2)
                                                          --------   -------   -------

NET (DECREASE) INCREASE IN CASH AND EQUIVALENTS               (819)      840     4,782

CASH AND EQUIVALENTS, BEGINNING OF YEAR                      6,506     5,666       884
                                                          --------   -------   -------

CASH AND EQUIVALENTS, END OF YEAR                         $  5,687   $ 6,506   $ 5,666
                                                          ========   =======   =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid for: Interest                              $    539   $   456   $   347
                    Income taxes                               386        44        20

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
   FINANCING ACTIVITIES:
     Equipment acquisitions financed by
         capital leases                                   $    123   $   635   $   853
     Exercise of stock options                                  10         2       122
     Issuance of common stock for investment in
         private companies                                               470       500


                                 See notes to consolidated financial statements.


           Track Data Corporation and Subsidiaries
         Notes To Consolidated Financial Statements
        Years Ended December 31, 2001, 2000 and 1999

A. The Company and Summary of Significant Accounting Policies

Description of Business and Basis of Presentation--Track Data Corporation (the "Company") is a financial services company that owns Track Data Securities Corp. ("TDSC"), a registered securities broker-dealer and member of the National Association of Securities Dealers, Inc. The Company provides a proprietary, fully integrated Internet-based online trading and market data system, myTrack, for the individual trader and proTrack, for the professional institutional traders. The Company provides real-time financial market data, fundamental research, charting and analytical services to institutional and individual investors through dedicated telecommunication lines and the Internet. The Company also disseminates news and third-party database information from more than 100 sources worldwide. The Company's operations are classified in two business segments: Internet-based online trading and market data services to the non-professional individual investor community, and market data services to the institutional professional investment community. The Company also engages in
arbitrage trading.  See Note C.   Commencing in 2002, the Company also provides
online trading to the institutional investment community.

Certain reclassifications of prior year amounts were made to conform to the 2001 presentation.

Principles of Consolidation--The consolidated financial statements of the Company include its subsidiaries, all of which are wholly owned. All significant intercompany transactions and accounts have been eliminated in consolidation.

Cash and Cash Equivalents--For financial statement purposes (including cash flows), the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less and money market funds to be cash equivalents.

Marketable Securities--The Company accounts for securities owned in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." SFAS 115 requires investments in debt and equity securities to be classified as either "held to maturity," "trading," or "available for sale." The accounting treatment for unrealized gains and losses on those securities is then determined by the classification chosen. Trading securities transactions are recorded on a trade-date basis. Securities are valued at quoted market value. The resulting difference between cost and market (or fair value) is included in trading gains or losses, net. Securities sold, but not yet purchased, consist of trading securities at market values. The difference between the proceeds received from securities sold short and the current market value is included in trading gains or losses, net. Securities available for sale are carried at fair value, with unrealized gains and losses, net of deferred taxes, reported as a separate component of stockholders' equity, and realized gains and losses, determined on a specific identification basis, are included in earnings.

Due From Broker--All cash, securities owned and securities sold, but not yet purchased reflected in the balance sheet are positions carried by and amounts due from broker.

Fixed Assets--Fixed assets are depreciated on a straight-line basis over their estimated useful lives which are as follows: equipment - 3-10 years; furniture and fixtures - 10 years; and transportation equipment - 4 years. Leasehold improvements are amortized on a straight-line basis over the respective lease term or estimated useful life, whichever is less.

Software and Database Costs--Certain costs of internally developed software are capitalized and are amortized at the greater of the ratio that current gross revenues bear to the total of current and anticipated future gross revenues or the straight-line method, generally five years. Other software costs are amortized on a straight-line basis over their estimated useful lives, generally five years. Costs incurred for internal use software in the preliminary project stage and for application maintenance are expensed. Costs incurred for application development are capitalized. Most costs are incurred for upgrades and enhancements that are constantly upgraded and changed with useful lives of less than one year. Accordingly, these costs are expensed as incurred. No development costs have been capitalized during the three years ended December 31, 2001. Database costs are amortized on a straight-line basis over their estimated useful lives of ten years. Management assesses the recoverability of its software development and database costs based principally upon a comparison of the carrying value of the asset to the undiscounted expected future cash flows to be generated by the asset, plus estimated salvage value less any applicable costs. If management concludes that the asset is impaired, its carrying value is adjusted to its fair value.

Investment in Affiliate--Until May 7, 2001 when the Company's Chairman and CFO resigned as officers and directors of Innodata Corporation ("Innodata"), a publicly traded company, the Company accounted for its investment in Innodata using the equity method under which the Company's share of the affiliate's earnings was included in its results of operations. Innodata is a global outsourcing provider of Internet and online digital content services. The Company accounts for Innodata as available for sale marketable securities.

Excess of Cost Over Net Assets Acquired--In June 2001, the Financial Accounting Standards Board approved the issuance of SFAS 141, "Business Combinations" and SFAS 142, "Goodwill and Other Intangible Assets." The new standards require that all business combinations initiated after June 30, 2001 must be accounted for under the purchase method. In addition, all intangible assets acquired that are obtained through contractual or legal right, or are capable of being separately sold, transferred, licensed, rented or exchanged shall be recognized as an asset apart from goodwill. Goodwill and intangibles with indefinite lives will no longer be subject to amortization, but will be subject to at least an annual assessment for impairment by applying a fair value based test. The excess of the purchase price of acquired businesses over the fair value of net assets on the dates of acquisition amounts to $1,920,000 and $2,334,000, net of accumulated amortization of $2,474,000 and $2,060,000 as of December 31, 2001 and 2000, respectively. The excess was being amortized on the straight-line basis over ten to fifteen years until December 31, 2001. Thereafter, annual amortization expense of $414,000 will no longer be recognized in accordance with SFAS 142. The Company will perform a transitional fair value based impairment test at March 31, 2002 and if the fair value is less than the recorded value at January 1, 2002, the Company will record an impairment loss in the March 31, 2002 quarter as a cumulative effect of a change in accounting principle. Historically, management has assessed the recoverability of the remaining unamortized costs based principally upon a comparison of the carrying value of the asset to the undiscounted expected future cash flows to be generated by the asset. To date, the Company has not provided an impairment charge.

Foreign Currency Translation--The Company has several divisions which operate in foreign countries for which the functional currency is not U.S. dollars. Balance sheet accounts are translated at the exchange rates in effect at December 31, 2001 and 2000, and the income statement accounts are translated at the weighted average rates prevailing during the years ended December 31, 2001, 2000 and 1999. Unrealized foreign exchange gains and losses resulting from this translation are insignificant.

Revenue Recognition--The Company recognizes revenue as services are performed. Billings in advance of services provided are recorded as unearned revenues. All other revenues collected in advance of services are deferred until services are rendered. The Company earns commissions as an introducing broker and for licensing its trading system for the transactions of its customers. Commissions and related clearing expenses are recorded on a trade-date basis as securities transactions occur.

Income Taxes--Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future. Such deferred income tax asset and liability computations are based on enacted tax laws and rates applicable to periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized and are adjusted when conditions indicate that deferred assets will be realized. Income tax expense (benefit) is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

Research and Development--The Company charges all costs incurred to establish the technological feasibility of a product or product enhancement to research and development expense. Research and development expenses were $307,000, $324,000 and $364,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

Marketing and Advertising--Marketing and advertising costs are charged to expense when incurred. Marketing and advertising costs were $1,243,000, $5,472,000 and $5,684,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

Segment Reporting--The Company uses the "management approach" as defined by SFAS 131, "Disclosures about Segments of Enterprise and Related Information" for its segment reporting. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the disclosures about products and services, geographic areas, and major customers.

Fair Value of Financial Instruments--The Company has estimated the fair value of financial instruments using available market information and other valuation methodologies in accordance with SFAS 107, "Disclosures About Fair Value of Financial Instruments." Management of the Company believes that the fair values of financial instruments, consisting of accounts receivable and payable, notes payable and capital lease obligations, approximate carrying value due to the short payment terms associated with its accounts receivable and payable and the interest rates associated with its notes payable and capital lease obligations.

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

Comprehensive Income (Loss)--The Company reports comprehensive income (loss) in accordance with SFAS 130, "Reporting Comprehensive Income." SFAS 130 requires foreign currency translation adjustments and unrealized gains and losses on available for sale securities to be included in accumulated other comprehensive income (loss).

Earnings (Loss) Per Share--Basic earnings (loss) per share is based on the weighted average number of common shares outstanding without consideration of potential common stock. Diluted earnings (loss) per share are based on the weighted average number of common and potential dilutive common shares outstanding. In 1999, such result would be anti-dilutive. There was no affect on earnings per share in 2001 and 2000 as a result of potential dilution. The calculation takes into account the shares that may be issued upon exercise of stock options (Note M), reduced by the shares that may be repurchased with the funds received from the exercise, based on the average price during the year.

Accounting Pronouncements Not Yet Adopted--In August 2001, the Financial Accounting Standards Board issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective for fiscal years beginning after December 15, 2001. SFAS 144 clarifies accounting and reporting for assets held for sale, scheduled for abandonment or other disposal, and recognition of impairment loss related to the carrying value of long-lived assets. The Company has elected to adopt SFAS 144 for the year beginning January 1, 2002. The impact of adopting SFAS 144 is not expected to be material to the consolidated financial statements.


B.   Fixed Assets

Fixed assets consist of the following at December 31, 2001 and 2000 (in thousands):





                                    2001     2000
Equipment                         $34,324  $33,474
Telephone systems                   1,194    1,146
Furniture and fixtures              1,083    1,083
Transportation equipment               91       69
Leasehold improvements              2,218    2,176
                                  -------  -------
                                   38,910   37,948
Less accumulated depreciation
     and amortization              34,327   32,205
                                  -------  -------
Fixed assets - net                $ 4,583  $ 5,743
                                  =======  =======



Equipment financed by capital leases has a net carrying value of $1,780,000 and $2,927,000 at December 31, 2001 and 2000, respectively. Depreciation and amortization expense (including assets held under capital leases) for the years ended December 31, 2001, 2000 and 1999 was $2,131,000, $2,506,000 and
$2,949,000, respectively.

C.   Marketable Securities

Marketable securities consists of the following (in thousands):




                                                             2001    2000

Edgar Online - Available for sale securities - at market   $ 2,209  $1,136
Innodata - Available for sale securities - at market         5,800     -
Trading securities - at market                              37,614   1,510
                                                           -------  ------
Marketable securities                                      $45,623  $2,646
                                                           =======  ======
Trading securities sold but not yet
   purchased - at market                                   $46,409  $1,492
                                                           =======  ======



The Company owns 712,600 shares of Edgar Online, Inc. ("EOL"), an Internet-based supplier of business, financial and competitive intelligence derived from U.S. Securities and Exchange Commission data. The Company carries the investment at $2,209,000, the market value at December 31, 2001. The difference between the cost of $9,000 and fair market value of these securities, net of $880,000 in deferred taxes, or $1,320,000 is classified as a component of accumulated other comprehensive income included in stockholders' equity.

The Company owns 1,952,856 shares of Innodata, a provider of digital content outsourcing services. The Company carries the investment at $5,800,000, the market value at December 31, 2001. The difference between the cost of $1,873,000 and fair market value of these securities, net of $1,571,000 in deferred taxes, or $2,356,000 is classified as a component of accumulated other comprehensive income included in stockholders' equity.

The Company engages in arbitrage trading activity in which it seeks to fully cover open positions in its trading accounts during each month with covering positions that expire in succeeding months. As of December 31, 2001, trading securities had a long market value of $37,614,000 with a cost of $38,325,000, or a net unrealized loss of $711,000. Securities sold but not yet purchased, had a short market value of $46,409,000 with a cost/short proceeds of $47,129,000, or a net unrealized gain of $720,000. The Company pledged its holdings in EOL and Innodata as collateral for its trading accounts. In addition, the Company's Chairman pledged approximately 15 million shares of his holdings in the Company's common stock as collateral for these accounts. The Company is paying its Chairman at the rate of 2% per annum on the value of the collateral pledged. Such payments aggregated $144,000 for the year ended December 31, 2001.

The Company has significant positions in stocks and options and receives significant proceeds from the sale of trading securities sold but not yet purchased. The Company's arbitrage trading strategy is to fully cover its open positions during each month with covering option positions that expire in succeeding months. The December 31, 2001 positions were closed during the first quarter of 2002 and other positions with the same strategy have been established.

In the fourth quarter of 2001, the Company expanded its arbitrage trading program to include a greater risk profile trading program. The greater risk trading program resulted in pre-tax losses of $400,000 in the fourth quarter of
2001 and $1,400,000 in the first quarter of 2002.    The Company is continuing
its arbitrage trading program but has discontinued the greater risk trading program. The Company's Chairman and CEO contributed 650,000 shares of Company stock owned by him to the capital of the Company upon discontinuance of this program.

At December 31, 2000, trading securities have a long market value of $1,510,000 with a cost of $1,416,000, or a net unrealized gain of $94,000. Securities sold but not yet purchased, have a short market value of $1,492,000 with a cost/short proceeds of $1,458,000, or a net unrealized loss of $34,000.

D. Investment in Affiliate

Until May 7, 2001, when the Company's Chairman and CFO resigned as officers and directors of Innodata, the Company accounted for its investment in Innodata using the equity method under which the Company's share of the affiliate's earnings is included in its results of operations. The Company's equity interest in Innodata was approximately 11% and 13% at December 31, 2000 and 1999, respectively, which was carried at the Company's equity in the underlying net assets. Since May 7, 2001, the Company carries its investment in Innodata as available for sale securities (See Note C).

Summarized information for Innodata is as follows (in thousands):




                      2000     1999

Total assets       $27,946  $15,646
Total liabilities    8,630    3,994
Revenues            50,731   27,490
Net income           6,168    2,113



The Company's equity in the net income of Innodata for the years ended December 31, 2001, 2000 and 1999 was $276,000, $718,000 and $275,000, respectively.

E. Due From Related Parties

The amounts due from related parties of approximately $5,000 and $25,000 at December 31, 2001 and 2000, respectively, included in other assets, consisted of loans made to the Company's Chairman and entities controlled by him.

F. Note Payable - Bank

The note payable - bank bears interest at 1.75% above the bank's prime rate (7.75% at December 31, 2001) and is due on demand. The note is collateralized by substantially all of the Company's assets and is guaranteed by its principal stockholder. The Company may borrow up to 80% of eligible accounts receivable and is required to maintain a compensating cash balance of not less than 10% of
the outstanding loan obligation.   At December 31, 2001 and at times during the
year, the Company did not meet these requirements. These requirements were waived by the bank for the year ended December 31, 2001.

G. Notes Payable - Other

Notes payable - other (i) are due on demand, (ii) bear interest at rates ranging from 9 to 10 percent per annum, and (iii) approximately $140,000 is guaranteed by the Company's Chairman.

H. Segment Information

The Company is a financial services company that owns Track Data Securities Corp., a registered securities broker-dealer and member of the National Association of Securities Dealers, Inc. The Company provides a proprietary, fully integrated Internet-based online trading and market data system, myTrack, for the individual trader and proTrack, for the professional institutional traders. The Company provides real-time financial market data, fundamental research, charting and analytical services to institutional and individual investors through dedicated telecommunication lines and the Internet. The Company also disseminates news and third-party database information from more than 100 sources worldwide. The Company's operations are classified in two business segments: Internet-based online trading and market data services to the non-professional individual investor community, and market data services to the institutional professional investment community. The Company also engages in arbitrage trading. See Note C. Commencing in 2002, the Company also provides online trading to the institutional investment community.

The accounting policies of the segments are the same as those described in Note A, Summary of Significant Accounting Policies. Segment data includes charges allocating corporate overhead to each segment. The Company has not disclosed asset information by segment as the information is not produced internally. Substantially all long-lived assets are located in the U.S. The Company's business is predominantly in the U.S. Revenues and net income from international operations are not material. Information concerning operations in its business segments is as follows (in thousands):





Revenues                                                   2001      2000      1999
Professional Market                                      $35,074   $32,261   $30,482
Non-Professional Market                                   27,143    26,506    16,138
                                                         --------  --------  --------
Total                                                    $62,217   $58,767   $46,620
                                                         ========  ========  ========

Income (loss) before unallocated amounts,
  equity in net income of
  affiliate and income taxes:
Professional Market                                      $ 9,616   $ 4,395   $ 2,570
Non-Professional Market                                    4,390    (1,642)   (4,964)
Unallocated amounts:
  Depreciation and amortization                           (2,131)   (2,506)   (2,949)
  Gain on marketable securities and
   sale of investment in affiliate                         2,749     1,683       -
  Write-off of investment                                    -        (254)      -
  Gain on property lease buyout                              -         -         350
  Gain on sale of internet domain name                     1,000       -         -
  Interest income (expense), net                              58      (288)     (270)
                                                         --------  --------  --------
Income (loss) before equity in net income of
   affiliate and income taxes                             15,682     1,388    (5,263)

   Equity in net income of affiliate                         276       718       275
                                                         --------  --------  --------
Income (loss) before taxes                               $15,958   $ 2,106   $(4,988)
                                                         ========  ========  ========



I.   Income Taxes

The components of the provision for income taxes are as follows (in thousands):



                               2001   2000   1999
Federal:
     Current                 $  293  $   3  $   5
     Deferred                   930      -      -
                             ------  -----  -----
     Total federal            1,223      3      5
                             ------  -----  -----
State and local:
     Current                     85     44     55
     Deferred                   126      -      -
                             ------  -----  -----
     Total state and local      211     44     55
                             ------  -----  -----
Tax effect of stock options   3,446      -      -
                             ------  -----  -----
Provision for income taxes   $4,880  $  47  $  60
                             ======  =====  =====



Reconciliation of the U.S. statutory rate with the Company's effective tax rate is summarized as follows:



                               2001    2000    1999
Federal statutory rate         34.0%   34.0%  (34.0)%
State and local income taxes     .8     2.2    (1.1)
Change in valuation allowance  (4.6)  (34.0)   34.0
Other                            .4       -     (.1)
                               ----   -----    ----

Effective rate                 30.6%    2.2%   (1.2)%
                               ====   =====   =====



The difference in the effective rate from the federal rate in 2001 is attributable to the Company being subject to Alternative Minimum Taxes, utilization of net operating losses and a reduction of the valuation allowance.

The components of the Company's net deferred taxes are as follows (in thousands):



                                                               2001      2000
Deferred tax assets:
   Net operating loss and other carryforwards               $   770   $ 6,754
   Tax credit carryovers                                        301       -
   Software amortization                                         79       -
   Deferred compensation                                        757       195
   Other (principally reserves for uncollectible accounts)      204       176
                                                            -------   -------
                                                              2,111     7,125
   Less valuation allowance                                     -      (5,727)
                                                            -------   -------
                                                              2,111     1,398
                                                            -------   -------
Deferred tax liabilities:
   Unrealized gain on marketable securities                  (2,451)     (451)
   Excess of book basis over tax basis of investment           (421)     (366)
   Accelerated depreciation for tax                             (44)     (127)
   Amortization of software and database costs
      deducted for tax, not for financial reporting             -          (4)
                                                            -------   -------
                                                             (2,916)     (948)
                                                            -------   -------
Net deferred tax (liability) asset                          $  (805)  $   450
                                                            =======   =======


Deferred tax assets of $681,000 relating to tax benefits resulting from employee stock plans will be credited to paid in capital when realized. As of December 31, 2001, the Company has net operating loss carryforwards for Federal income tax purposes totaling approximately $1,700,000, which expire from 2010 to 2020.

J.   Commitments and Contingencies

Leases--The Company is obligated under various lease agreements covering office space and computer equipment. The lease agreements for office space contain escalation clauses based principally on increases in real estate taxes, building maintenance and utility costs. A summary of such commitments as of December 31, 2001 follows (in thousands):






                                        Operating Leases
Year Ending                         Office  Computer            Capital
December 31,                        Space   Equipment   Total    Leases

2002                                $1,102    $464     $1,566     $426
2003                                   784     156        940       87
2004                                   584      73        657      -
2005                                   218     -          218      -
2006                                    89     -           89      -
                                    ------    ----      -----     ----

Total                               $2,777    $693     $3,470      513
                                    ======    ====     ======

Less amounts representing interest                                  33
                                                                  ----

Capital lease obligations                                         $480
                                                                  ====



Rent expense for the years ended December 31, 2001, 2000 and 1999 amounted to $1,600,000, $1,559,000 and $1,559,000 for office space and $764,000, $863,000 and $903,000 for computer equipment, respectively.

The Company leases its office facilities in Brooklyn from a limited partnership owned by the Company's Chairman and members of his family. The Company paid the partnership rent of $540,000, $540,000 and $525,000 for the years ended December 31, 2001, 2000 and 1999, respectively. The lease provides for the Company to pay $540,000 per annum through April 1, 2002.

Broker-Dealer Service Agreement--From April 1999 to August 2000 when the Company obtained its own broker-dealer license, the Company offered online trading through its myTrack service utilizing Track Securities Corporation ("TSC") as its broker-dealer. TSC is a broker-dealer owned and operated by a director of the Company. The Company licensed its myTrack trading system to a subsidiary of TSC. The Company received $2.25 per trade pursuant to the agreement, which aggregated $2,280,000 in 2000 and $590,000 in 1999. In addition, TSC paid a share of the marketing and advertising costs incurred by the Company, which aggregated $666,000 in 2000 and $571,000 in 1999. At December 31, 2000, the
amount due from TSC of $116,000 is included in other assets. Further, the director has a five-year consulting agreement with the Company pursuant to which he is to be paid an annual fee of the greater of $50,000 or 5% of the after-tax earnings, if any, from trading activities. In 2001, 2000 and 1999, the fee was $50,000, $50,000 and $38,000, respectively. In August 2000, the Company terminated the relationship with TSC, except for the director consulting agreement, and transferred all the trading accounts from TSC to the Company's broker-dealer, Track Data Securities Corp.

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

The Company seeks to control the risks associated with its customer activities by requiring customers to maintain margin collateral in compliance with various regulatory and internal guidelines. The Company monitors required margin levels daily and, pursuant to such guidelines, requires the customer to deposit additional collateral or to reduce positions when necessary.

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

As of December 31, 2001, TDSC was required to maintain minimum net capital, in accordance with SEC rules, of approximately $79,000 and had total net capital of $543,000, or approximately $464,000 in excess of minimum net capital requirements. In February 2002, TDSC received permission to operate an ECN.
Its minimum capital requirement after that date was increased to $1 million.
The additional capital was provided by Track Data Corporation pursuant to a subordinated loan of $600,000.

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

Litigation--The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the Company's financial position or results of operations.

K. Deferred Compensation and Savings Plans

The Company had a deferred compensation plan pursuant to which certain employees are entitled to payments after termination of their employment. The plan was based on these employees having phantom stock units prior to its public offering. In December 1995, the Board of Directors agreed to satisfy all obligations to participants under the phantom stock plan by committing to pay upon termination of employment, or sooner upon approval of the Board, 247,284 shares of Innodata common stock and 3,004,400 shares of the Company's common stock. These shares were placed in a trust as of March 31, 1996. The Board of Directors authorized distributions of the Company's common stock to participants as follows: 2001-151,000 shares; 2000-449,900 shares; 1999-776,400 shares; and
1998-297,352 shares. In February 2001, the Board distributed 182,456 shares of Innodata common stock. In January, 2002 the Board distributed 535,600 shares of the Company's common stock.

In addition, the Company has an employee savings plan under which employees may make deposits to the savings plan and receive interest at the prime rate. Amounts due to employees under the plan aggregated $274,000 at December 31, 2001.

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

In July 1999, the Company sold pursuant to private placements 1,933,336 shares of its common stock and realized net proceeds, after expenses, of $5,201,000.
In connection with such sales, the Company also issued three-year warrants to purchase 603,332 shares of its common stock at $4.22 per share, of which 433,248 are outstanding at December 31, 2001. The Company registered the shares and the shares underlying the warrants.

In May 2000, the Company acquired approximately 2% of iAnalyst, Inc. ("IA") and Silicon Summit Technologies Inc. ("SST"), both privately held companies, in exchange for an aggregate of 326,280 shares of the Company's common stock with a value of $470,000. The Company registered these shares. IA was to provide the individual investor Internet-based access to independent equity research analysts. SST is a leading provider of e-finance solutions and services for B4B electronic securities trading. As of December 31, 2000, the Company wrote off its investment in IA totaling $254,000.

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

Common Stock Reserved--At December 31, 2001, the Company reserved for issuance 10,687,928 shares of its common stock as follows: (a) 8,254,680 shares pursuant to the Company's Stock Option Plans and options issued which were not granted under the plans; and (b) 2,433,248 shares issuable upon exercise of investors' and finders' warrants.

M. Stock Options and Warrants

Stock Options--The Company adopted, with stockholder approval, the 1994, 1995, 1995 Disinterested Director, 1996, 1998 and 2001 Stock Option Plans (the "1994 Plan," "1995 Plan," "1995 DD Plan," "1996 Plan," "1998 Plan" and the "2001
Plan") which provide for the granting of options to purchase not more than an aggregate of 1,200,000, 2,000,000, 200,000, 3,200,000, 3,200,000 and 2,800,000
shares of common stock, respectively, subject to adjustment under certain circumstances. Such options may be incentive stock options ("ISOs") within the meaning of the Internal Revenue Code of 1986, as amended, or options that do not qualify as ISOs ("Non-Qualified Options").

The option exercise price per share for a Non-Qualified Option may not be less than 85% of the fair market value per share of common stock on the date of grant and for an ISO may not be less than the fair market value per share of common stock on the date of grant (110% of such fair market value for an ISO, if the grantee owns stock possessing more than 10% of the combined voting power of all classes of the Company's stock). Options may be granted under the Stock Option Plan to all officers, directors and employees of the Company and, in addition, Non-Qualified Options may be granted to other parties who perform services for the Company. No options may be granted under the 1994 Plan after March 31, 2004, under the 1995 Plan and 1995 DD Plan after May 15, 2005, under the 1996 Plan after July 8, 2006, under the 1998 Plan after July 9, 2008 and under the 2001 plan after May 3, 2011.

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

The Company has adopted the disclosure-only provisions of SFAS 123, "Accounting for Stock Based Compensation." Accordingly, no compensation expense has been recognized for stock options granted to employees. Had compensation cost for the Company's stock option grants been determined based on the fair value at the grant date consistent with the provisions of SFAS 123, the Company's net income
(loss) and income (loss) per share, both basic and diluted, would have been changed to the pro forma amounts as follows: net income (loss) would have been $9,710,000 or $.16 per share, in 2001, $563,000, or $.01 per share, in 2000 and
$(5,527,000), or $(.09) per share, in 1999. The fair value of options at date of grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions: an expected life of four years in 2001, three years in 2000 and two and one-half years in 1999; risk free interest rate of 4.75% in 2001 and 6% in 2000 and 1999; expected volatility of 136% in 2001, 150% in 2000 and 107% in 1999; and a zero dividend yield. The effects of applying SFAS 123 in this proforma disclosure are not indicative of future results.


A summary of the Company's Stock Option Plans is as follows:











                                                                                                Weighted
                                                 Weighted                                        Average
                    Per Share                     Average     Weighted                Weighted     Fair
                    Range of                     Remaining    Average                  Average     Value
                    Exercise        Number      Contractual   Exercise      Number     Exercise   Date of
                     Prices       Outstanding   Life (Years)   Price      Exercisable    Price     Grant
                  ------------    -----------  ------------  ---------   ------------  ---------  -------
Balance 1/1/99    $ .38 -  .75    2,391,088        4          $ .67         811,416     $ .55
                  $1.00 - 1.50      238,716        2          $1.25         132,716     $1.34



                                  ---------                               ---------
                                  2,629,804                                 944,132
                                                                          =========

       Canceled   $ .50 - 3.50      (32,200)       2          $1.62
       Exercised  $ .50 - 1.50   (1,262,472)       3          $ .71
       Granted    $1.50 - 7.00    1,778,700        4          $2.65                                 $1.48
                                  ---------

Balance 12/31/99  $.38 -   .75    1,243,332        3          $ .69         827,332     $ .65
                  $1.00 - 1.75      734,000        2          $1.48         101,000     $1.36
                  $2.50 - 7.00    1,136,500        4          $3.27          60,000     $3.09
                                  ---------                               ---------
                                  3,113,832                                 988,332
                                                                          =========

       Canceled   $ .50 - 5.50     (551,500)       2          $2.53
       Exercised  $ .50 - 6.06     (411,550)       2          $1.23
       Granted    $1.50 - 6.75    1,974,450        4          $1.79                                 $1.20
                                  ---------

Balance 12/31/00  $.38 -   .75      935,282        2          $ .67         935,282     $ .67
                  $1.00 - 1.75    2,278,050        1          $1.49         244,900     $1.45
                  $2.50 - 7.00      911,900        3          $3.56         589,650     $3.14
                                  ---------                               ---------
                                  4,125,232                               1,769,832
                                                                          =========

       Canceled   $ .38 - 7.00     (218,052)       1          $1.42
       Exercised  $ .50 - 1.50     (168,530)       1          $ .74
       Granted    $1.50           3,000,000        5          $1.50                                $.94
                                  ---------
Balance 12/31/01  $ .50 -  .75      681,000        1          $ .71         681,000     $ .71
                  $1.00 - 1.75    5,196,750        4          $1.50       1,526,400     $1.50
                  $2.50 - 7.00      860,900        2          $3.57         802,950     $3.54
                                  ---------                               ---------
                                  6,738,650                               3,010,350
                                  =========                               =========




The options have a term of five years.


N. Retirement Plan

The Company has a profit sharing plan, which qualifies, under Section 401(k) of the Internal Revenue Code. The plan covers substantially all employees who have completed six months of service. Company contributions to the plan are discretionary and vest at a rate of 20% after three years of service, and 20% each year thereafter until employees are fully vested after 7 years. Contributions to the plan for the years ended December 31, 2001, 2000, and 1999 were $65,000, $52,000 and $46,000, respectively.


O. Income (Loss) Per Share (in thousands, except per share)







                                                       Year Ended December 31

                                                        2001     2000     1999

Net income (loss)                                     $11,078  $ 2,059  $(5,048)
                                                      =======  =======  =======

Weighted average common shares outstanding             59,593   63,660   61,229
Dilutive effect of outstanding warrants and options       281      396      -
                                                      -------  -------  -------
Adjusted for dilutive computation                      59,874   64,056   61,229
                                                      =======  =======  =======

Basic income (loss) per share                            $.19     $.03    $(.08)
                                                         ====     ====    =====

Diluted income (loss) per share                          $.19     $.03    $(.08)
                                                         ====     ====    =====



P.   Sale of Domain Name

In July 2001, the Company sold its tdc.com domain name to a European entity for $1 million. The Company's present domain is Trackdata.com, which it already owned.

Q.   QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)





                                                First    Second     Third      Fourth
                                               Quarter   Quarter    Quarter    Quarter

                                                  (in thousands, except per share)
2001

Revenues                                       $17,391    $16,322   $ 14,530   $ 13,974
Net income                                       5,355      1,534      3,095      1,094
Basic and diluted income per share                $.08      $ .03       $.05       $.02

2000

Revenues                                       $12,890    $13,033   $ 14,871   $ 17,973
Net (loss) income                               (1,878)    (2,743)     1,641      5,039
Basic and diluted net (loss) income per share    $(.03)     $(.04)     $ .03       $.08

1999

Revenues                                       $11,656    $11,662   $ 11,518   $ 11,784
Net loss                                           (35)      (686)    (2,340)    (1,987)
Basic and diluted net loss per share             $(.00)     $(.01)     $(.04)     $(.03)



                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Officers and Directors

     The officers and directors of the Company are as follows:





Name                        Age  Position
-----                       ---  --------
Barry Hertz                 52   Chairman of the Board, Chief Executive Officer

Martin Kaye                 54   Chief Operating Officer, Chief Financial Officer,
                                  Secretary and Director

Jay Gelman                  40   Executive Vice President

Stanley Stern               51   Senior Vice President - Customer Relations, Director

E. Bruce Fredrikson         63   Director

Isaac Schlesinger           55   Director

Jack Spiegelman             63   Director

Charles Zabatta             59   Director



     Barry Hertz has served as the Company's Chairman and Chief Executive Officer since its inception. In April 1994 he was elected Secretary of the Company and served until August 1994. He holds a Masters degree in Computer Science from New York University (1973) and a B.S. degree in Mathematics from Brooklyn College (1971). Until his resignation in May 2001, Mr. Hertz also served as Chairman of Innodata Corporation ("Innodata"), a public company co-founded by Mr. Hertz, of which the Company was a principal stockholder, and which is a global outsourcing provider of Internet and on-line digital content services.

     Martin Kaye has been Chief Operating Officer since August 2001, and has been Chief Financial Officer and Director of the Company since April 1994. He was elected Secretary of the Company in August 1994. Mr. Kaye is a certified public accountant. Mr. Kaye served as Chief Financial Officer of Innodata from October 1993 and Director from March 1995 until his resignation from those positions in May 2001. He had been an audit partner with Deloitte & Touche LLP for more than five years until his resignation in 1993. Mr. Kaye holds a B.B.A. in accounting from Baruch College (1970).

     Jay Gelman has been Executive Vice President and a Director since August 2001. Prior thereto he was Vice President of Sales for the Company's institutional market data business. From August 1998 until December 1999, he served as President of the Company's Newsware division. In 1989, he co-founded Alliance Distributors, a leading distributor of products manufactured by Nintendo, Sony, RCA/GE, Electronic Arts, and many other consumer electronic companies. In December 1997, Take Two Interactive, a public company, bought Alliance Distributors. Prior thereto he was a salesman for the Company from 1987 through 1989. Mr. Gelman attended Northeastern University and Bernard Baruch College.

     Stanley Stern has been Senior Vice President - Customer Relations since June 2000 and a Director of the Company since May 1999. He previously served as Director from April 1994 until his resignation in September 1997. He served as Vice President of the Company and in other capacities for more than five years until his resignation in December 1996. From January 1998 through May 2000, Mr. Stern had been Chief Operating Officer of Integrated Medical Technologies, Inc., an Internet-based provider of medical services information. Mr. Stern holds a B.B.A. from Baruch College (1973).

     Dr. E. Bruce Fredrikson has been a Director of the Company since June 1994. He is currently a professor of finance at Syracuse University School of Management where he has taught since 1966 and has previously served as chairman of the finance department. Dr. Fredrikson has an A.B. in economics from Princeton University and a M.B.A. and a Ph.D. in finance from Columbia University. Until his resignation in May 2001, Mr. Fredrikson was a Director of Innodata.

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

     Jack Spiegelman has been a Director of the Company since April 1996. Mr. Spiegelman has been President of Briarcliff Securities Corp. (formerly Track Securities Corp.) since December 1983. From February 1996 to June 1997, he was a Senior Vice President of J. W. Genesis Securities, Corp. and prior thereto for more than five years was a Senior Vice President of Fahnestock & Company, Inc. Mr. Spiegelman holds a B.A. in economics from Brooklyn College (1963).

     Charles Zabatta has been a Director of the Company since August 2001. Mr. Zabatta, who has more than 30 years of brokerage service experience, is Senior Managing Director of Corporate Development at Knight Capital Markets. He was a Director on the Board of Knight/Trimark Group from April 1998 to September 1999, when he resigned to take his current position. Mr. Zabatta joined Knight from TD Waterhouse, where he also was Senior Managing Director of Corporate Development. Prior to joining TD Waterhouse in 1995, he was President and Chief Operating Officer of Wall Street Connect, an automated investment services company. He also served as Vice President and Director of Marketing at both Kennedy Cabot & Co. and Securities Settlement, a national clearing organization. Mr. Zabatta received his BA from Iona College (1964).

     In connection with a stock purchase agreement with Knight Trading Group, Inc. ("Knight") in December 2000, Knight has the right to designate one member of the Board of Directors for three years. Mr. Zabatta has been designated by Knight. Directors are elected to serve until the next annual meeting of stockholders and until their successors are elected and qualified. Officers serve at the discretion of the Board. There are no family relationships among directors or officers.


Compliance With Section 16(a) of the Securities Exchange Act of 1934

     The Company believes that during the period from January 1, 2001 through December 31, 2001 all Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were complied with.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth information with respect to compensation paid by the Company for services to it during the three fiscal years ended December 31, 2001 to the Company's Chief Executive Officer and to the executive officers whose aggregate annual salary and bonus exceeded $100,000.





                           Summary Compensation Table


                                                         Number
                                                        of Stock
                           Fiscal    Annual             Options
Name and Position           Year      Salary    Bonus    Awarded
-----------------         --------  --------  -------  ---------

Barry Hertz                 2001  $425,000        -    2,000,000
Chairman, CEO               2000  $375,000        -      350,000
                            1999  $375,000        -      200,000

Martin Kaye                 2001  $262,000        -      250,000
Chief Operating Officer,
Chief Financial Officer

Jay Gelman                  2001  $283,000        -      100,000
Executive Vice President    2000  $250,000        -      280,000

Stanley Stern               2001  $150,000        -       20,000
Senior Vice President




     The above table does not include certain insurance and other personal benefits, the total value of which does not exceed the lesser of $50,000 or 10% of such person's cash compensation.

                        Option Grants In Last Fiscal Year
                                Individual Grants




                                  Percent of                           Potential Realized
                                Total Options                           Value at Assumed
                                  Granted to                             Annual Rates of
                   Number of      Employees                            Stock Appreciation
                    Options        in Fiscal    Exercise  Expiration    for Option Term
Name                Granted          Year        Price        Date        5%        10%
-------------    -------------  -------------  ---------  -----------  -------   --------
Barry Hertz        1,000,000 (A)      33%        $1.50     04/03/06   $410,000   $920,000
                   1,000,000 (A)      33%        $1.50     12/18/06   $410,000   $920,000

Martin Kaye          100,000 (B)       3%        $1.50     04/03/06   $ 41,000   $ 92,000
                     150,000 (B)       5%        $1.50     12/18/06   $ 62,000   $138,000

Jay Gelman            50,000 (B)       2%        $1.50     04/03/06   $ 21,000   $ 46,000
                      50,000 (B)       2%        $1.50     12/18/06   $ 21,000   $ 46,000

Stanley Stern         20,000 (B)       1%        $1.50     12/18/06   $  8,000   $ 19,000


(A) Vesting is over a three-year period
(B) Vesting is over a two-year period.



                 Aggregate Option Exercises In Last Fiscal Year;
                          Fiscal Year End Option Values







                                         Number of
                                         Securities
                                         Underlying
                                         Unexercised     Value of  Unexercised In-
                                      Options at Fiscal    the-Money Options at
                 Shares                    Year End          Fiscal Year End
               Acquired on   Value       Exercisable/         Exercisable/
   Name          Exercise   Realized    Unexercisable         Unexercisable
----------     -----------  --------  -----------------  -------------------------

Barry Hertz       None         -      535,000/2,175,000         $113,600/$-0-

Martin Kaye       None         -       345,000/335,000          $109,400/$-0-

Jay Gelman        None         -       235,000/290,000          $11,500/$-0-

Stanley Stern     None         -        42,500/42,500              $-0-/$-0-



There are no employment agreements, stock appreciation rights or long-term incentive plans.

Directors Compensation

     Dr. Fredrikson is compensated at the rate of $1,250 per month, plus out-of-pocket expenses for each meeting attended. Mr. Schlesinger is compensated at the rate of $1,500 per meeting attended. No other director is paid cash compensation for his services as director.

     In 2001, Messrs. Fredrikson, Schlesinger, Spiegelman and Zabatta each received options to purchase 10,000 shares at an exercise price of $1.50 per share as compensation for their services.

Compensation Committee Interlocks and Insider Participation

     For the Company's fiscal year ended December 31, 2001, Messrs. Hertz, Kaye, Gelman and Stern were officers of the Company and were members of the Board of Directors (there is no compensation committee).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
     The following table sets forth, as of February 28, 2002, information regarding the beneficial ownership (as defined in Rule 13d-3 under the Securities Exchange Act of 1934) of the Company's Common Stock based upon the most recent information available to the Company for (i) each person known by the Company to own beneficially more than five (5%) percent of the Company's outstanding Common Stock, (ii) each of the Company's officers and directors and
(iii) all officers and directors of the Company as a group. Unless otherwise indicated, each stockholder's address is c/o the Company, 56 Pine Street, New York, New York 10005.



                           Shares Owned Beneficially (1)
    Name                    No.of Shares     % of Class
-------------               ------------     ----------

Barry Hertz (2)               28,207,213        51.5%

Martin Kaye (3)                  443,400          *

Jay Gelman (4)                   300,000          *

Isaac Schlesinger (4)              5,000          *

Jack Spiegelman (5)               89,000          *

E. Bruce Fredrikson (4)
Syracuse University
School of Management
Syracuse, NY 13244                91,000          *

Stanley Stern (6)                108,000          *

All Officers and
  Directors as a Group
   (eight persons)(7)         29,243,613        52.5%


 ---------------
* = less than 1%

(1) Unless otherwise indicated, (i) each person has sole investment and voting power with respect to the shares indicated and (ii) the shares indicated are currently outstanding shares. For purposes of this table, a person or group of persons is deemed to have "beneficial ownership" of any shares as of a given date which such person has the right to acquire within 60 days after such date. For purposes of computing the percentage of outstanding shares held by each person or group of persons named above on a given date, any security which such person or persons has the right to acquire within 60 days after such date is deemed to be outstanding for the purpose of computing the percentage ownership of such person or persons, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The percentages are calculated based on 53,824,010 shares outstanding.

(2) Consists of 25,030,532 shares owned by Mr. Hertz, 2,138,400 shares owned by Trusts established in the names of Mr. Hertz's children and 94,948 shares held by a family LLC managed by Mr. Hertz who owns 8% of such LLC. Mr. Hertz disclaims beneficial interest in shares owned by the Trust and 92% of the family LLC not owned by him. Also includes 943,333 shares issuable upon the exercise of presently exercisable options under the Company's Stock Option Plans.

(3) Consists of 38,400 shares owned of record and 405,000 shares issuable upon exercise of presently exercisable options granted under the Company's Stock Option Plans.

(4) Consists of shares issuable upon the exercise of presently exercisable options granted under the Company's Stock Option Plans.

(5) Consists of 60,000 shares owned of record, 4,000 shares owned by his wife as to which Mr. Spiegelman disclaims beneficial interest and 25,000 shares issuable upon the exercise of presently exercisable options granted under the Company's Stock Option Plans.

(6) Consists of 28,000 shares owned of record and 25,000 shares held in the Track Data Phantom Unit Trust to be released upon his termination of association with the Company, or earlier with approval of the Board of Directors. Also includes 55,000 shares issuable upon the exercise of presently exercisable options granted under the Company's Stock Option Plans.

(7) Consists of 27,419,280 outstanding shares and 1,824,333 shares issuable upon exercise of options described in footnotes 2 through 6 above.



Potential Change in Control

     Mr. Hertz has pledged approximately 20 million shares owned by him as collateral for the Company's arbitrage trading program and in connection with certain margin loans. A change in control could occur in the event Mr. Hertz lost control of these pledged shares. See Note C.


ITEM  13.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     The Company leases its office facilities in Brooklyn from a limited partnership owned by the Company's Chairman and members of his family. The Company paid the partnership rent of $540,000 for the years ended December 31, 2001 and 2000. The lease provides for the Company to pay $540,000 per annum through April 1, 2002.

     In connection with the Company's arbitrage trading program, the Company's Chairman pledged approximately 15 million shares of his holdings of the Company's common stock as additional collateral for the arbitrage trading accounts. The Company is paying its Chairman at the rate of 2% per annum on the value of the collateral pledged. Such payments aggregated $144,000 for the year ended December 31, 2001.

     In the fourth quarter of 2001, the Company expanded its arbitrage trading program to include a greater risk profile trading program. The greater risk trading program resulted in pre-tax losses of $400,000 in the fourth quarter of 2001 and $1,400,000 in the first quarter of 2002. The Company is continuing its arbitrage trading program but has discontinued the greater risk trading program. The Company's Chairman contributed 650,000 shares of Company stock owned by him to the capital of the Company upon discontinuance of this program.

     From April 1999 to August 2000, the Company offered online trading through its myTrack service utilizing Track Securities Corporation ("TSC") as its broker-dealer. TSC is a broker-dealer owned and operated by Jack Spiegelman, a director of the Company. The Company licensed its myTrack trading system to a subsidiary of TSC until August 2000. The Company was receiving $2.25 per trade pursuant to the agreement, which aggregated $2,280,000 in 2000 and $590,000 in 1999. In addition, TSC paid a share of the marketing and advertising costs incurred by the Company, which aggregated $666,000 in 2000 and $571,000 in 1999. Further, the director has a five-year consulting agreement with the Company pursuant to which he is to be paid an annual fee of the greater of $50,000 or 5% of the after-tax earnings, if any, from trading activities. In 2001, 2000 and 1999, the fee was $50,000, $50,000 and $37,500, respectively. In August 2000, the Company obtained its own broker-dealer license and, after registration in all states, terminated the relationship with TSC, except for the director consulting agreement, and transferred all the trading accounts from TSC to the Company's broker-dealer, Track Data Securities Corp.


                                     PART IV


ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits


-------

Exhibit  Description
-------  -----------
 3.1     Certificate of Incorporation, as amended (1)
 3.2     By-Laws (1)
 4.2     Specimen of Common Stock certificate (1)
10.1     1994 Stock Option Plan (1)
10.2     Form of indemnity agreement with directors (1)
10.3     Fully Disclosed Clearing Agreement with Penson Financial Services, Inc., dated October 13, 2000 filed herewith
10.4     1995 Stock Option Plan (2)
10.5     1995 Disinterested Directors' Stock Option Plan (3)
10.6     Merger Agreement between the Company and Global (4)
10.7     1996 Stock Option Plan (5)
10.8     1998 Stock Option Plan (6)
10.9     2001 Stock Option Plan (7)
23       Consent of Grant Thornton LLP filed herewith

_ _ _ _ _ _ _ _ _ _ _ _ _ _ _

(1) Incorporated by reference to Exhibits 3.1, 3.2, 4.2, 10.3 and 10.4 to Form S-1 Registration Statement No. 33-78570.

(2) Incorporated by reference to Exhibit A to Definitive Proxy for August 10, 1995, Annual Meeting of Stockholders

(3) Incorporated by reference to Exhibit B to Definitive Proxy for August 10, 1995, Annual Meeting of Stockholder

(4) Incorporated by reference to Appendix A to Definitive Proxy for March 19, 1996, Special Meeting of Stockholders

(5) Incorporated by reference to Appendix A to Definitive Proxy for November 7, 1996, Annual Meeting of Stockholders

(6) Incorporated by reference to Appendix A to Definitive Proxy for November 5, 1998, Annual Meeting of Stockholders

(7) Incorporated by reference to Appendix A to Definitive Proxy for November 1, 2001, Annual Meeting of Stockholders

(b) Reports on Form 8-K during fourth quarter

      None.





SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              TRACK  DATA  CORPORATION


                              By     /s/
                                 -------------------------------
                              Barry Hertz, Chairman of the Board



     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.







Signature            Title                                       Date
---------            -----                                       ----

    /s/              Chairman of the Board and                   March 14, 2002
-------------------    Chief Executive Officer
Barry Hertz

    /s/              Chief Operating Officer,  Chief             March 14, 2002
-------------------    Financial Officer, Secretary and Director
Martin Kaye

    /s/              Executive Vice President                    March 14, 2002
-------------------    and Director
Jay Gelman

    /s/              Senior Vice President - Customer            March 14, 2002
-------------------    Relations and Director
Stanley Stern

    /s/              Director                                    March 14, 2002
-------------------
E. Bruce Fredrikson

    /s/              Director                                    March 14, 2002
-------------------
Isaac Schlesinger

    /s/              Director                                    March 14, 2002
-------------------
Jack Spiegelman

    /s/              Director                                    March 14, 2002
-------------------
Charles Zabatta


                                                                      Exhibit 23


               CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

We have issued our report dated March 1, 2002, accompanying the consolidated financial statements of Track Data Corporation which is included in the Annual Report of Track Data Corporation on Form 10-K for the year ended December 31, 2001. We hereby consent to the incorporation by reference of said report in the Registration Statements of Track Data Corporation on Forms S-3 (File No. 333-4780, effective July 11, 1996, File No. 333-83167, effective August 16, 1999, File No. 333-91645, effective February 9, 2000, File No. 333-34696, effective June 8, 2000 and File No. 333-54296, effective February 9, 2001) and on Forms S-8 (File No. 333-4532, effective May 2, 1996, File No. 333-52131, effective May 8, 1998 and File No. 333-82171, effective July 2, 1999).



/S/     GRANT THORNTON LLP

     Melville, New York
     March 1, 2002

Exhibit 10.3


                       FULLY DISCLOSED CLEARING AGREEMENT

     This Fully Disclosed Clearing Agreement (the "Agreement") is executed and entered into by and between Penson Financial Services, Inc. ("Penson"), a division of Service Asset Management Company, a North Carolina corporation, and Track Data Securities Corp. ("Correspondent").

     WHEREAS, Correspondent is in the process of registering or is registered with the Securities and Exchange Commission ("SEC") as a broker-dealer of securities in accordance with Section 15(b) of the Securities and Exchange Act of 1934 (the "Act") and is applying for membership or is a member of the National Association of Securities Dealers, Inc. ("NASD"), and desires for Penson to act as a clearing broker for Correspondent; and

     WHEREAS, Penson meets all requirements of the SEC to function as a clearing broker, and desires to enter into an agreement to clear and maintain cash, margin, option or other accounts ("Accounts") for Correspondent or customers ("Customers") of Correspondent.

     NOW, THEREFORE, in consideration of the mutual covenants contained herein, and of the guarantee of this Agreement by any guarantor(s), and for other good and valuable consideration the receipt and sufficiency of which is hereby acknowledged, the parties agree as follows:


1.     REPRESENTATIONS AND WARRANTIES

     Correspondent represents and warrants to Penson that:

(a) Correspondent is a corporation duly organized, validly existing and in good standing under the laws of the state of its incorporation.

(b) Correspondent has all the requisite authority in conformity with all applicable laws and regulations to enter into this Agreement and to retain the services of Penson in accordance with the terms hereof.

(c) Correspondent shall employ as a manager of its brokerage operation only a person who has all requisite licenses and experience in compliance with applicable securities laws and regulations.

(d) Correspondent shall duly employ personnel ("Registered Representatives") who have the requisite licenses and experience in compliance with applicable securities laws and regulations.

(e) Correspondent has advised Penson of any clearing arrangements that have been made or are expected to be made with any other clearing broker or dealer.


     Penson represents and warrants to Correspondent that:

(a) Penson is a corporation duly organized, validly existing and in good standing under the laws of the state of North Carolina.

(b) Penson is registered as a broker-dealer with the SEC and is in compliance with the rules and regulations thereof.

(c) Penson is a member corporation in good standing of the NASD and is in compliance with the rules and regulations thereof.

(d) Penson is in compliance with the rules and regulations of each national securities exchange of which it is a member.

2.     CUSTOMER AND CORRESPONDENT ACCOUNTS

     Responsibility for compliance with the provisions of the NASD's Conduct Rules regarding opening, approving and monitoring Customer accounts shall be allocated between Penson and Correspondent as set forth in this Section 2.

(a) Account Documentation. Correspondent will be responsible for obtaining and verifying all required information and the identity of each potential Customer. Correspondent will be responsible for obtaining all documents related to customer accounts, and for the transmission of all required documents to Penson on a timely basis. Penson may, in its discretion, receive documents directly from the Customer. Correspondent acknowledges the obligation to retain all documents in an easily accessible place in accordance with SEC rules and agrees to provide the original application by overnight delivery or a legible copy by facsimile transmission within 24 hours of a request from Penson. Correspondent will be responsible for complying with the requirement of SEC Rule 15g-9, if applicable.

(b) Knowledge of Customer and Customer's Investment Objectives. Correspondent will be responsible for learning and documenting all the required information relating to each and every Customer in order to insure compliance by Correspondent with applicable rules and regulations. This required information includes, but is not limited to, all of the information and instructions submitted to Penson pursuant to Section 2(a), any additional facts relative to the Customer's investment objectives, and every person holding power of attorney over any Customer Account. It shall be the responsibility of Correspondent to ensure that those of its Customers who open Accounts hereunder shall not be minors. Correspondent shall be solely responsible for any issues regarding the suitability of any investments for its Customers.

(c) Acceptance of Accounts. Prior to any Customer Account being opened with Penson, it must be approved by Correspondent. Penson reserves the right to withhold acceptance of, or to reject, for any reason, any Customer, Customer Account, Correspondent Account or any transaction for any Account and to terminate any Account previously accepted by Penson. Initial acceptance of each Account shall be conditioned upon Penson's receipt of completed forms as required by Section 2(a). Correspondent shall not submit such forms with respect to any Customer Account unless Correspondent has in its possession the documentation of all information required pursuant to
     Section 2(b). Penson shall be under no obligation to accept any Account as to which any documentation required to be submitted to Penson or maintained by Correspondent pursuant to Sections 2(a) and 2(b) is incomplete. Prior to acceptance of any Account, no action taken by Penson or any of its employees, including, without being limited to, executing or clearing a trade in any Account, shall be deemed to be or shall constitute acceptance of such Account.

(d) Supervision of Orders and Accounts. Penson will execute orders for Correspondent's Customers after Correspondent's appropriate principals have accepted and approved said Accounts. Correspondent will be responsible for the review and supervision of, and the suitability of, investments made by each and every one of its Customers and Penson shall have no responsibility. Correspondent shall be responsible for insuring that all transactions in and activities related to all Accounts opened by it with Penson, including discretionary accounts, will be in compliance with all applicable laws, rules and regulations of the United States, the several states, governmental agencies, securities exchanges and the NASD, including any laws relating to Correspondent's fiduciary, responsibilities to Customers, either under the Employee Retirement Income Security Act of 1974 or otherwise. Correspondent shall diligently supervise the activities of its officers, employees and representatives with respect to all Accounts. Penson will perform the clearing services provided for in this Agreement for Accounts accepted by it in accordance with the terms of this Agreement, as it may be amended from time to time, and otherwise in accordance with its best business judgement. To the extent, if any, that Penson accepts from Correspondent orders for execution in accordance with Section 7(a), Correspondent shall be responsible for informing Penson of the location of the securities that are the subject of the order so that Penson may comply with the provisions of Rule 3110 of the NASD's Conduct Rules.

(e) Accounts of Associated Persons. Correspondent will not accept Accounts for any persons that come within the express provisions of Rule 3050 of the NASD's Conduct Rules unless Correspondent has complied with the provisions of said Rule and, if applicable, provided evidence of employer approval as required by the Rule.

(f) Account Responsibility for Certain Purposes. Notwithstanding anything herein to the contrary, for purposes of the Securities Investment Protection Act of 1970 and the Financial Responsibility Rules of the SEC, the Customer Accounts are the responsibility, of Penson. For all other purposes, the Customer Accounts shall be the full, total and sole responsibility of Correspondent.

3.     EXTENSION OF CREDIT

     Responsibility for compliance with the provisions of Regulation T issued by the Board of Governors of the Federal Reserve System pursuant to the Securities Exchange Act of 1934 ("Regulation T") and all other applicable rules, regulations and requirements of any exchange or regulatory agency affecting the extension of credit shall be allocated between Penson and Correspondent as set forth in this Section 3.

(a) Margin Agreements. At the time of opening of each margin account, Correspondent will furnish Penson with a Penson Customer Margin and Short Account Agreement, executed by the Customer, on the form furnished to Correspondent by Penson. Correspondent may use a substitute form upon written approval by Penson.

(b) Margin and Margin Maintenance. Correspondent is responsible for assuring Customer's payment of Customer's initial margin requirements and of all amounts necessary to meet subsequent maintenance calls in each Customer Account, in order to insure compliance with Regulation T and the house rules of Penson. Such payment may be collected by Correspondent on Penson's behalf, or made directly to Penson at Correspondent's option. Correspondent is responsible for the payment of initial margin and of all amounts necessary to meet subsequent margin calls in each Correspondent Account. Penson shall have the unlimited right to buy in or sell out positions in Accounts whenever Penson, in its sole discretion, deems such action appropriate and despite whether, if the Account is a Margin Account, any such Account is then in compliance with applicable margin maintenance requirement or has requested an extension of time to make any payment required by Regulation T. Correspondent acknowledges that Penson has the right to demand payment on any debit balance and that Correspondent is responsible to Penson for any unsecured debit balance resulting from any failure of a Customer to make any such payments upon demand.

(c) Margin Requirements. Initial margin and margin maintenance requirements applicable to any margin account shall be in accordance with the house rules of Penson, rather than in accordance with any lower requirement of any law, any exchange or any regulatory agency. Penson may change the margin requirements applicable to any Account or class of accounts, as described in its house rules; Correspondent shall be responsible for advising its Customer of the changed requirements and for the payment by the Customer of any additional margin necessary to insure compliance with such increased requirements.

(d) Losses. In addition to, and not in limitation of, Correspondent's agreement to indemnify Penson pursuant to the provisions of Section 10, Correspondent indemnifies and holds harmless Penson from and against any and all loss, cost, expense and liability (including legal and accounting fees and expenses) sustained by Penson arising out of any of the following:

     (i) any failure by any Customer to comply with the terms of its Customer Margin and Short Account Agreement with Penson;

     (ii) The failure of Correspondent or any Customer to comply with Regulation T;

     (iii) the failure of Correspondent to satisfy its obligations under this
          Section 3; or

     (iv) The failure of delivery of securities sold or failure of payment for securities purchased in accordance with the provisions of Regulation T; the return to Penson unpaid of any check given to Penson by Correspondent or any Customer; or the payment for and/or delivery of all "when issued" transactions which Penson may accept or execute for the Accounts.

4.     MAINTENANCE OF BOOKS AND RECORDS

     Penson will maintain stock records and other records on a basis consistent with generally accepted practices in the securities industry and will maintain copies of such records in accordance with the NASD and SEC guidelines for record retention in effect from time to time. At the time this Agreement is executed and annually thereafter, Penson will provide Correspondent with a list or description of all exception or other reports that it offers to Correspondent. Annually, Penson will provide Correspondent with a list of those reports requested by or supplied to Correspondent and will provide a copy of such notice to Correspondent's DEA. Penson and Correspondent shall each be responsible for preparing and filing the reports required by the governmental and regulatory agencies that have jurisdiction over each and Penson and Correspondent will provide the other with such information, if any, which is in the control of one party but is required by the other to prepare any such report.

5.     RECEIPT, DELIVERY AND SAFEGUARDING OF FUNDS AND SECURITIES

     (a) Receipt and Delivery in the Ordinary Course of Business. Penson, acting on behalf of Correspondent, will receive and deliver all funds and securities in connection with transactions for Customer Accounts in accordance with the Customer's instructions to Correspondent. Correspondent shall be responsible for advising Customers of their obligations to deliver funds or securities in connection with each such transaction. Correspondent shall be responsible for any failure of any Customer to fulfill such obligation. Penson shall be responsible for the safeguarding of all funds and securities delivered to and accepted by it, subject to count and verification by Penson. However, Penson will not be responsible for any funds or securities delivered by a Customer or Correspondent, its agents or employees, until such funds or securities are physically delivered to Penson's premises and accepted by Penson or deposited in bank accounts maintained in Penson's name. It is expressly understood and agreed, however, that Correspondent is responsible for compliance with the Currency and Foreign Transactions Reporting Act (31 U.S.C. Section 5311 et seq.) and the rules and regulations promulgated thereunder (31 C.F.R. Section 103.11, as amended, et seq.).

     (b) Custody Services. Whenever Penson has been instructed to act as custodian of the securities in any Correspondent or Customer Account, or to hold such securities in "safekeeping," Penson may hold the securities in the Customer's name or may cause such securities to be registered in the name of Penson or its nominee or in the names of nominees of any depository used by Penson. Penson will perform the services required in connection with acting as custodian for securities in Correspondent and Customer Accounts, such as (i) collection and payment of dividends; (ii) transmittal and handling (through Correspondent) of tenders or exchanges pursuant to tender offers and exchange offers; (iii) transmittal of all proxy materials and other shareholder communications; and (iv) handling of exercises or expirations of rights and warrants, and of redemptions of securities.

     (c) Receipt and Delivery Pursuant to Special Instruction. Upon instruction from Correspondent or a Customer, Penson will make such transfers of securities or Accounts as may be requested. Correspondent shall be responsible for determining if any securities held in Correspondent or Customer Accounts are "restricted securities" or "control stock" as defined by the rules of the SEC and that orders executed for such securities are in compliance with applicable laws, rules and regulations.

     (d) Draft-Issuing Authority. At its discretion Penson may authorize certain of Correspondent's employees to sign drafts as drawer payable to Correspondent's Customers in amounts and pursuant to conditions as may be determined by Penson from time to time. Correspondent agrees that it will not request Penson to authorize someone to sign drafts who is not an employee of Correspondent. Correspondent further agrees that this authority shall not be granted by Penson until Correspondent has notified Penson in writing that it has established and will maintain and enforce supervisory procedures with respect to the issuance of such instruments. Correspondent agrees to fully indemnify Penson from the negligence, fraud, or mistakes of Correspondent or Correspondent's employees in connection with any draft issuing authority granted to them and Correspondent authorizes Penson to charge any Correspondent Account or any other assets of Correspondent held by Penson with the amount of any such losses. Notwithstanding
          Section 5(a), Penson will not be repsonsible for the safeguarding of funds withdrawn by Correpsondent or Correspondent's employees pursuant to such draft issuing authority. Penson may withdraw this draft issuing privilege without notice at any time during the term of this Agreement. Notwithstanding anything herein to the contrary, Penson may at any time, at its sole discretion, despite any prior authorization, refuse payment on any draft for which Correspondent is drawer and Penson is payee.

6.     CONFIRMATIONS AND STATEMENTS

     (a) Preparation and Transmission. Penson will prepare and send to Customers monthly statements of account (or quarterly statements if no activity occurs in an account during any quarter covered by such statement), which statements shall meet Penson's requirements as to format and quality and will indicate that Correspondent is the introducing broker for the Account. Penson will be responsible for preparing and transmitting confirmations. Upon prior written approval from Penson, Correspondent may assume the responsibility of preparing and transmitting confirmations, including the responsibility for compliance with the provisions of Rule 2230 of the NASD's Conduct Rules. Copies of all monthly or quarterly statements sent by Penson to Customers will be sent to Correspondent. Penson will also provide to Correspondent monthly statements of clearing services performed by Penson for Correspondent and Customer Accounts showing the fees charged for such services during the month, as provided in Section 8.

     (b) Examination and Notification of Errors. Correspondent shall examine promptly all monthly statements of account, monthly statements of clearing services and other reports provided to Correspondent by Penson. Correspondent shall notify Penson of any error claimed by Correspondent in any Account in connection with (i) any transaction prior to the settlement date of such transaction, (ii) information appearing on daily reports within seven days of such report, and (iii) information appearing on monthly statements or reports within 30 days of Correspondent's receipt of any monthly statement or report. Any notice of error shall be accompanied by such documentation as may be necessary to substantiate Correspondent's claim. Correspondent shall provide promptly upon Penson's request any additional documentation which Penson reasonably believes is necessary or desirable to determine and correct any such error.

7.   ACCEPTANCE OF ORDERS, EXECUTION OF TRANSACTIONS, OTHER SERVICES

     (a) Customers' Orders. Orders received by Correspondent can be executed by Correspondent or forwarded to Penson for execution. The party executing the order shall be responsible for errors in execution. Acceptance of orders from Customers shall be the responsibility of Correspondent, and Correspondent shall be responsible for the authenticity of all orders. Correspondent shall advise each of its Customers that its relationship with Penson is solely that of an introducing broker to a clearing broker and that, except as set forth in Section 2(f) above, Correspondent bears all responsibility for the Customer's Account. Penson is not obligated to accept for execution any orders placed directly with Penson by a Customer. In addition, Penson is not obligated to accept any orders from Correspondent if Penson determines in good faith that it should not. Correspondent assumes the risk of failure by an over-the--counter dealer with which Correspondent executes an order in the event such dealer fails to perform and will reimburse Penson for any, loss incurred by it in the transaction.

     (b) Transactions Clearing. During the term of this Agreement, Penson will clear transactions on a fully disclosed basis for Accounts of Correspondent and the Customers that Correspondent introduces and Penson accepts as provided in Section 2(b); provided, however, that Penson is not obligated to clear any transactions for Correspondent or Correspondent's Customers if Penson determines in good faith that it should not.

     (c) Other Services. Penson will perform such other services, upon such terms and at such prices, as Penson and Correspondent may from time to time agree.

8.   FEES AND SETTLEMENTS FOR SECURITIES TRANSACTIONS

     (a)  Commissions: Fees for Clearing Services.

          (i) Correspondent has provided to Penson its basic commission schedule and Penson will charge each Customer the commission shown on such schedule or which Correspondent otherwise directs Penson to charge on each transaction. Correspondent's basic commission schedule may be amended from time to time by written instructions to Penson from Correspondent. Penson shall be required to implement such changes only to the extent that they are within the usual capabilities of Penson's data processing and operations systems and only over such reasonable time as Penson may deem necessary or desirable to avoid disruption of Penson's normal operational capabilities. Penson may charge Correspondent for changes in the basic commission schedule. Correspondent's basic commission schedule shall be within the format of Penson's computer system.

          (ii) Penson will charge Correspondent for clearing services according to the fee schedule set forth in Schedule A attached hereto and incorporated herein for all purposes. Clearing charges may be modified from time to time by Penson without re-execution of this Agreement. To implement new charges, Penson will mail or telecopy a new Schedule A to Correspondent. If Correspondent does not object to the new charges within ten (10) days of such mailing or telecopying, as provided below, the new charges shall become effective and the new Schedule A shall become a part of and modify this Agreement without any further action by the parties. Upon such event, Penson and Correspondent shall replace the previous Schedule A with the new Schedule A. Correspondent may object to new charges by giving notice canceling this Agreement as provided under Sections 12 and 19(m). During the pendency of such notice period, the previous charges shall continue to be effective until termination.

     (b) Settlements. Penson will collect commissions from Customers on behalf of Correspondent and through Correspondent. Penson may make payments to Correspondent against such commissions in advance of the monthly settlement contemplated by this Section 8(b), the amount of such payments to be determined in Penson's sole discretion based upon Penson's experience with Correspondent.

          As soon as practicable after the end of each month, Penson will forward to the Correspondent a statement showing the amount of commissions and other amounts collected by Penson on Correspondent's behalf, and all amounts due to Penson from Correspondent (including, without being limited to, clearing charges, other charges, other fees and Customer's unsecured debit items, however arising), together with the amount by which the total owed Correspondent exceeds the total owed Penson. If such statement indicates that Correspondent owes monies to Penson, Correspondent shall promptly pay Penson the amount by which the total owed Penson exceeds the total owed Correspondent. If Correspondent fails to make such payment on a timely basis, Penson shall have the right to charge any other Account maintained by Penson for Correspondent or any other assets of Correspondent held by Penson (including the deposit required pursuant to Section 9 and positions and balances in Correspondent Accounts) for the net amount due Penson. Any failure by Penson to charge any Account or assets of Correspondent held by Penson shall not act as a waiver of Penson's right to demand payment of, or to charge Correspondent's Accounts for, the full amount due at any time.

9.   DEPOSIT

     Contemporaneously with the signing of this Agreement, Correspondent will deliver cash or securities to Penson, as specified in Schedule A attached, for deposit in an account maintained by Penson (the "Deposit Account"). If at any subsequent time Penson, in its sole discretion, requires an additional deposit, Correspondent will deposit additional cash or securities in an amount specified by Penson. Instead of making such additional deposit, Correspondent may reduce Correspondent's business volume or modify the nature of the securities involved in the Correspondent's transactions ("business mix") as specified by Penson. Any failure by Penson to demand compliance with the requirement that Correspondent either deposit additional amounts or modify Correspondent's business mix shall not act as a waiver of Penson's right to demand compliance with such requirements at any time. If the deposit is not adequately funded as required by Penson, Penson may, in addition to all other rights under this Agreement, transfer cash or securities of Correspondent held by Penson to the Deposit Account. Correspondent agrees that if Penson, at its sole discretion, determines it to be necessary, Penson shall accept only liquidating transactions for Customer Accounts and that Correspondent will give notice of such fact to Customers. If such notice is not given to Customers by Correspondent, Correspondent agrees that Penson may give such notice to Customers. Penson shall be entitled to set-off against any deposit in addition to any and all other rights or remedies Penson may have under this Agreement or otherwise. The deposit will be refunded to the Correspondent within thirty (30) days after cancellation of the Agreement provided there has been no claim that does or could give rise to a claim for indemnification under Section 10 of this Agreement, thereby invoking the rights set forth under Section 10(c) of this Agreement. Correspondent agrees that if this Agreement is terminated for any reason, Penson may liquidate securities deposited and deduct from such deposit any amounts Correspondent owes Penson because of failure to meet any of Correspondent's obligations under this Agreement.


10.  INDEMNIFICATION

     (a)  Indemnity.

          (i) Correspondent agrees to indemnify and hold harmless Penson, each person who controls Penson within the meaning of the Securities Exchange Act of 1934 and any directors, officers, employees, agents and attorneys of Penson ("Penson Indemnified Persons") from and against all claims, demands, proceedings, suits and actions and all liabilities, losses, expenses and costs (including any legal and accounting fees and expenses) relating to Penson's defense of any failure, for any reason, fraudulent or otherwise, by Correspondent, Correspondent's employees, independent agents or contractors, or Customers to comply with any obligation under this Agreement or any other agreement executed and delivered to Penson in connection with Penson's performance of services hereunder and any act or failure to act by Penson Indemnified Persons, except any act or failure to act which is the result of gross negligence or willful misconduct on the part of any such Penson Indemnified Person. Without limiting the generality of the foregoing, such failure is explicitly intended by the parties to include failure resulting from (i) suspension of trading or bankruptcy or insolvency of any company, securities of which are held in a Customer's Accounts; (ii) failure by any Customer to maintain adequate margin; or (iii) breach of any obligation existing between Correspondent and a Customer of Correspondent or any law, rule or regulation of the United States, a state or territory thereof, the SEC, the Federal Reserve Board or other authority, applicable to any transaction contemplated by this Agreement.

          (ii) Penson shall indemnify and hold Correspondent harmless against any losses, claims, damages, liabilities or expenses including without limitation those asserted by Customers (which shall include, but not be limited to, all costs of defense and investigation and all attorney's fees) to which Correspondent may become subject, insofar as such losses, claims, damages, liabilities or expenses arise out of, or are based upon the gross negligence or willful misconduct of Penson or its employees in providing the services contemplated hereunder.

          (iii) Upon receipt by any indemnified party under this Section of notice of the commencement of any action, and if a claim is to be made against the indemnifying party under this Section, the indemnified party will promptly notify the indemnifying party. The omission to notify the indemnifying party will not relieve it from any liability that it may have to any indemnified party otherwise than under this Section 10(a)(iii). In any such action brought against any indemnified party, the indemnifying party will be entitled to participate in and, to the extent that it may wish, to assume the defense thereof, subject to the provisions herein stated, with counsel satisfactory to such indemnified party. After notice from the indemnifying party to such indemnified party of its election to assume the defense thereof, the indemnifying party will not be liable to such indemnified party under this Section for any legal or other expense subsequently incurred by such indemnified party in connection with the defense thereof other than reasonable costs of investigation. The indemnified party shall have the right to employ separate counsel in any such action and to participate in the defense thereof, but the fees and expenses of such counsel shall not be at the expense of the indemnifying party if the indemnifying party has assumed the defense of the action with counsel satisfactory to the indemnified party.

          (b) Security Interest and Authorization to Charge. Correspondent grants to Penson a first lien and security interest in any Correspondent Account maintained by Penson and any other assets of Correspondent now or hereafter held by Penson and authorizes Penson to discharge such lien by charging such Account and assets with all amounts owing to Penson including, but not limited to,
               (i) any cost or expense resulting from failures to deliver or failures to receive, (ii) any losses resulting from unsecured debit balances in any Customer or Correspondent Account and (iii) any amounts to which Penson is otherwise entitled pursuant to the provisions of Section 10(a). Penson shall have discretion to liquidate or sell any securities without notice to Correspondent, and to determine which securities to sell. Such charge may be made against Correspondent Account or assets at any time and in such amount as Penson deems appropriate. No delay in charging any Correspondent Account or asset shall operate as a waiver of Penson's right to do so at any future time as and when Penson deems appropriate. Penson shall have the unlimited right to set-off any indebtedness or other obligations of Correspondent under this Agreement or otherwise (absolute or contingent, matured or unmatured) against any obligations of Penson to Correspondent, including from the Deposit Account (as described in Section 9 and/or any other money, securities, or other property of Correspondent in Penson's possession).

          (c) Reserves. In connection with any claim that does or could give rise to a claim for indemnification under this Section 10 for Penson or an Penson Indemnified Person, Penson may, in its discretion, in addition to any and all other rights and remedies under this Agreement, reserve and retain any money, securities or other property of Correspondent pending a determination of such claim. The money, securities or other property of Correspondent set aside in such a reserve shall be subject to Penson's standard lien and security interest described in Section 10(b) above. Penson will exercise its rights under this Section on a reasonable basis and Penson will provide Correspondent with at least concurrent notice of any action taken under this Section.

11.  UNDERTAKINGS OF CORRESPONDENT

     (a) Financial Statements and Other Reports. Correspondent will furnish to Penson as soon as possible a copy of Correspondent's balance sheet and statement of earnings for the current fiscal year and for each of Correspondent's subsequent fiscal years. Each such balance sheet and statement of earnings shall be certified by independent public accountants. Correspondent also shall furnish Penson with copies of its monthly and quarterly Focus filings promptly after filing.

     (b) Other Clearing Services. During the term of this Agreement, Correspondent will not sign a clearing agreement with another clearing broker or dealer without prior written approval by Penson.

     (c) Suspension or Restriction. In the event that Correspondent or any employee of Correspondent shall become subject to suspension or restriction by any regulatory body having jurisdiction over Correspondent and Correspondent's securities business, Correspondent will notify Penson immediately and Correspondent authorizes Penson to take such steps as may be necessary for Penson to maintain compliance with the rules and regulations to which Penson is subject. Correspondent further authorizes Penson, in any event, to comply with directives or demands made upon Penson by any exchange or regulatory body relative to Correspondent and Customers. In connection with such directives or demands, Penson may seek advice or legal counsel and Correspondent will reimburse Penson for reasonable fees and expenses of such counsel.

     (d) Fixed Price Offerings. Correspondent agrees that in making sales of Securities, as a part of a fixed price offering, it will comply with all applicable rules of the NASD, including, without limitation, the NASD's Interpretations with respect to Free-Riding and Withholding under Rules 2110 and 2740 of the NASD's Conduct Rules.

     (e) Customer Orders Correspondent represents that all orders received by Penson will be in accordance with its Customers' instructions. The parties hereto expressly agree that Penson shall not be responsible for investigation into the facts surrounding any transaction that it may have with Correspondent, or that Correspondent may have with its Customers or other persons, nor shall Penson be under any responsibility for compliance by Correspondent with any laws or regulations which may be applicable to Correspondent.

     (f) Inquiries on Certificates. Penson agrees to act as Correspondent's direct inquirer under the Lost and Stolen Securities Program under Rule 17f-1 (17CFR 240.17f-1).

12.  TERMINATION OF AGREEMENT: TRANSFER OF ACCOUNTS

     (a) Effectiveness. This Agreement shall remain in force from the date of its execution, and may be terminated by either party upon forty-five
          (45) days prior written notice to the other party.

     (b) Termination by Penson. Notwithstanding Section 12(a), Penson may terminate this Agreement at any time on five (5) days written notice to Correspondent in the event that Correspondent:

          (i) fails to comply with the terms of this Agreement and upon notification by Penson fails to begin compliance within 10 days from said notification; or

          (ii) is enjoined, prohibited or suspended, as a result of an administrative or judicial proceeding, from engaging in securities business activities constituting all or portions of Correspondent's securities business, which injunction, prohibition or suspension in Penson's judgment makes impracticable the fully disclosed clearing relationship established in this Agreement.

     (c) Automatic Termination. In addition to any other provisions for termination herein, this Agreement shall terminate immediately in the event that either Correspondent or Penson ceases to conduct its business or that Penson:

          (i)  is no longer registered as a broker/dealer with the SEC; or

          (ii) is no longer a member in good standing of the NASD; or

          (iii) is suspended by any national securities exchange of which Penson is a member for failure to comply with the rules and regulations thereof.

     (d) Conversion of Accounts. In the event that this Agreement is terminated for any reason, it shall be Correspondent's responsibility to arrange for the conversion of Correspondent and Customer Accounts to another clearing broker. Correspondent will give Penson notice (the "Conversion Notice") of:

          (i) the name of the broker that will assume responsibility for clearing services for Customers and Correspondent;

          (ii) the date on which such broker will commence providing such services;

          (iii) Correspondent's undertaking, in form and substance satisfactory to Penson, that Correspondent's agreement with such broker provides that such broker will accept on conversion all Correspondent and Customer Accounts, then maintained by Penson; and

          (iv) the name of an individual within that organization who Penson can contact to coordinate the conversion. The Conversion Notice shall accompany Correspondent's notice of termination given pursuant to
               Section 12(a) or within thirty (30) days of the occurrence of an event specified in Section 12(c).

               If Correspondent fails to give the Conversion Notice to Penson, Penson may give to Customers such notice as Penson deems appropriate of the termination of this Agreement and may make such arrangements as Penson deems appropriate for transfer or delivery of Customer and Correspondent Accounts. Correspondent will pay to Penson $3,000 in programming charges to process the conversion. In addition, Correspondent shall pay any costs incurred by Penson as billed by any third party vendors such as transfer agents, etc.

     (e) Survival. Termination of this Agreement shall not affect Penson's rights or liabilities relating to business transacted prior to the effective date of such termination. From the date of termination until transfer or delivery of all Customer and Correspondent Accounts, Penson's rights and liabilities relating to business transacted after such termination shall be governed by the same terms as those set forth in this Agreement.

     (f) No Obligation to Release. Penson shall not be required to release to Correspondent any securities or cash held by Penson for Correspondent in one or more Correspondent Accounts until any amounts owing to Penson pursuant to the provisions of this Agreement are paid; and Correspondent's outstanding obligations hereunder to Penson are determined, including determination of any disputed amounts, and satisfied; and any property of Penson in the possession of Correspondent is returned to Penson.


13.  CONFIDENTIAL NATURE OF DOCUMENTS

     All agreements, documents, papers, and data in any form, supplied by Correspondent concerning Correspondent's business or Customers shall be treated by Penson as confidential. To the extent such documents or data are retained by Penson, they shall be kept in a safe place and shall be made available to third parties only as authorized by Correspondent in writing or pursuant to any order or request of a court or regulatory body having appropriate jurisdiction.
Penson shall give Correspondent prompt notice of the receipt by Penson of any such order or subpoena, unless prohibited from doing so by the issuing authority which notice shall be given prior to Penson's compliance therewith. Such documents shall be made available by Penson for inspection and examination by Correspondent's auditors, by properly authorized agents or employees of any regulatory bodies or commissions or by such other persons as Correspondent may authorize in writing. Notwithstanding anything herein to the contrary, Correspondent expressly authorizes Penson to supply any information requested relating to Correspondent, its business, or its Customers to any regulatory body having appropriate authority.

14.  NOTICE TO CUSTOMERS

     Subject to the requirements of the NASD's Conduct Rules, Correspondent shall provide, or cause to be provided to every Customer upon the opening of a Customer Account, notice of the existence and general terms of this Agreement.

15.  CUSTOMER COMPLAINT PROCEDURES

     Correspondent will be responsible for the initial handling of all Customer complaints. Any customer who initiates a complaint with Penson will be referred by Penson to Correspondent. Penson will forward any complaints received to Correspondent's Designated Examining Authority ("DEA"). Penson will also notify the Customer in writing that the complaint was received and was forwarded to Correspondent and to Correspondent's DEA. If any such complaint is based upon an alleged act or failure to act by Penson, Correspondent will notify Penson promptly of such complaint and the basis therefor; and will consult with Penson; and the parties will cooperate in determining the validity of such complaint and the appropriate action to be taken.

16.  REMEDIES CUMULATIVE

     The enumeration herein of specific remedies shall not be exclusive of any other remedies. Any delay or failure by any party to this Agreement to exercise any right, power, remedy or privilege herein contained, or now or hereafter existing under any applicable statute or law, shall not be construed to be a waiver of such right, power, remedy or privilege, nor to limit the exercise of such right, power, remedy or privilege, nor shall it preclude the further exercise thereof or the exercise of any other right, power, remedy or privilege.

17.  RESPONSIBILITY FOR ERRORS; LIMIT ON LIABILITY; NO CONSEQUENTIAL DAMAGES

     In the general course of business, Penson and Correspondent shall each be responsible for correcting their own errors. In any action by Correspondent against Penson for any claim arising out of the relationship created by this Agreement, Penson shall only be liable to Correspondent in cases of gross negligence or willful misconduct, and in such cases Penson shall only be liable for the amount or actual monetary losses suffered by Correspondent. Correspondent shall not, in any such action or proceeding, or otherwise, assert any claim against Penson for consequential damages on account of any loss, cost, damage or expense which Correspondent may suffer or incur related to transactions in connection with this Agreement or otherwise, including, but not limited to, any lost opportunity claims.

18.  PAIB PROVISION

     (a) PAIB Reserve Calculation. As the clearing broker for Correspondent, Penson agrees to perform the calculation for PAIB assets ("PAIB reserve computation") in accordance with the customer reserve computation ("customer reserve formula") set forth in SEC Rule 15c3-3 with the following modifications:

          (i) Any credit (including a credit applied to reduce a debit) that is included in the customer reserve formula will not be included as a credit in the PAIB reserve computation.

          (ii) Note E(3) to Rule 15c3-3a which reduces debit balances by 1% under the basic method and subparagraph (a)(1)(ii)(A) of the net capital rule which reduces debit balances by 3% under the alternative method will not apply to the PAIB reserve computation

          (iii) Neither Note E(1) to Rule 15c3-3a nor NYSE interpretation/04 to
               Item 10 of Rule 15c3-3a regarding securities concentration charges will be applied to the PAIB reserve computation

     (b) Reserve Computation Time Frames. The PAIB reserve computation will be prepared within the same time frames as those prescribed by Rule 15c3-3 for the customer reserve formula.

     (c) PAIB Assets. The PAIB reserve computation will include all of the proprietary accounts of Correspondent covered by this Agreement. All PAIB assets will be kept separate and distinct from customer assets under the customer reserve formula in the Customer Protection Rule.

     (d) PAIB Reserve Account. Penson will maintain a separate "Special Reserve Account for the Exclusive Benefit of Customers" with a bank in conformity with the standards of paragraph (f) of Rule 15c3-3 ("PAIB Reserve Account"). Cash and/or qualified securities as defined in the customer reserve formula will be maintained in the PAIB Reserve Account in an amount equal to the PAIB reserve requirement.

     (e)  PAIB Credits

          (i) Credits included in the PAIB reserve computation that result from the use of PAIB securities pledged to meet intra-day margin calls in a cross margin account established between The Options Clearing Corporation and any regulated commodity exchange can be reduced to the extent that the excess margin held by the other clearing corporation in the cross margin relationship is used the following business day to replace the PAIB securities that were previously pledged. In addition, balances resulting from a cross margin account which are segregated pursuant to the Commodities Future Trading Commission regulations need not be included in the PAIB reserve computation.

          (ii) Deposits received prior to a transaction pending settlement which are $5 million or greater for any single transaction or $10 million in aggregate can be excluded as credits from the PAIB reserve computation if such balances are placed and maintained in a separate PAIB Reserve Account by 12 noon eastern time (ET) on the following business day. Thereafter, the money representing any such deposits may be withdrawn to complete the related transactions without performing a new PAIB reserve computation.

     (f) Deposit Requirements. In the event the PAIB reserve computation results in a deposit requirement, the requirement can be satisfied to the extent of any excess debit in the customer reserve formula of the same date. However, a deposit requirement resulting from the customer reserve formula will not be satisfied with excess debits from the PAIB reserve computation.

     (g) Credit Balances. A credit balance resulting from a PAIB reserve computation can be reduced by the amount that items representing such credits are swept into money market funds or mutual funds of an investment company registered under the Investment Company Act of 1940 prior to 10 a.m. ET on the deposit date provided that the credits swept into any such fund are not subject to an right, charge, security interest, lien, or claim of any kind in favor of the investment company or Penson. Any credits which have been swept into money market funds or mutual funds must be maintained in the name of Correspondent or for the benefit of Correspondent. This treatment of credit balances applies only to the PAIB reserve computation.


     (h)  Exclusions from PAIB reserve computation

          (i) Commissions receivable and other receivables of Correspondent from Penson (excluding clearing deposits) that are otherwise allowable assets under the Net Capital Rule will not be included in the PAIB reserve computation, provided the amounts have been clearly identified as receivables on the books and records of the Correspondent and as payables on the books of Penson.

          (ii) The proprietary account of Correspondent that is a guaranteed subsidiary of a clearing broker or who guarantees a clearing broker (i.e. guarantees all liabilities and obligations) will be excluded from the PAIB reserve computation.

     (i) Clearing Deposits. Clearing deposits required to be maintained at Penson may be included as debits in the PAIB reserve computation to the extent the percentage of the deposit which is based upon Penson's aggregate deposit requirements that relates to the proprietary business of the Correspondent can be identified.

     (j)  Notification Requirements

          (i) Within two business days of the execution of his Agreement, Correspondent will notify its designated examining authority ("DEA") in writing that it has entered into such agreement with Penson.

          (ii) Upon discovery that any deposit made to the PAIB Reserve Account does not satisfy its deposit requirement, Penson shall by facsimile or telegram immediately notify its DEA and the Securities and Exchange Commission ("SEC"). Unless a corrective plan is found acceptable by the SEC and the DEA, Penson will provide written notification within 5 business days of the date of discovery to Correspondent that PAIB assets held by Penson will not be deemed allowable assets for net capital purposes. In the event Correspondent wishes to continue to count its PAIB assets as allowable, it will have until the last business day of the month following the month in which notification is made to transfer all PAIB assets to another clearing broker. However, if the deposit deficiency is remedied before the time at which Correspondent must transfer its PAIB assets to another clearing broker, Correspondent may choose to keep its assets at Penson.

19.  MISCELLANEOUS

     (a) Tax Reporting. Penson shall be responsible for providing IRS Form 1099 (or any successor form) and other information required to be reported by federal, state or local tax laws, rules or regulations, to Accounts solely with respect to events subsequent to the effective date of this Agreement and for the mailing of same at Penson's expense.

     (b) Scope of Services. Penson shall limit its services pursuant to the terms of this Agreement to those services expressly set forth herein and related thereto.

     (c) Modification. This Agreement may be modified only by a writing signed by both parties to this Agreement. Such modification shall not be deemed as a cancellation of this Agreement. Subject to the NASD's Conduct Rules, this agreement and all modifications may be required to be submitted to the NASD for approval prior to effectiveness. It is expressly understood that brokerage services cannot be provided by Correspondent under this Agreement until such approval, if required, is received.

     (d) Assignment. This Agreement shall be binding upon all successors, assigns or transferees of both parties hereto, irrespective of any change with regard to the name of or the personnel of Correspondent or Penson. Any assignment of this Agreement shall be subject to the requisite review and/or approval of any regulatory or self-regulatory agency or body whose review and/or approval must be obtained prior to the effectiveness and validity of such assignment. No assignment of this Agreement shall be valid unless the non-assigning party, in its sole discretion consents to such an assignment in writing. Neither this Agreement nor any operation hereunder is intended to be, shall not be deemed to be, and shall not be treated as a general or limited partnership, association or joint venture or agency relationship between Correspondent and Penson.

     (e) Account Documentation. Applicable laws and regulations require that Penson must have proper documentation and support for any Account opened on its books. If, after reasonable requests, the necessary documents to enable Penson to comply with such account documentation requirements of the laws and regulations have not been received by Penson, Correspondent shall receive notification that no further orders will be accepted for the Account involved.

     (f) Construction. The construction and effect of every provision of this Agreement, the rights of the parties hereunder and any questions arising out of the Agreement, shall be subject to the statutory and common law of the state of Texas.

     (g) Arbitration. In the event of a dispute between the parties, such dispute shall be settled by arbitration before arbitrators sitting in Dallas, Texas, in accordance with the rules of the Arbitration Committee of the NASD then in effect. The arbitrators may allocate attorneys' fees and arbitration costs between parties, and such award shall be final and binding between the parties and judgment thereon may be entered in any court of competent jurisdiction.

     (h) Headings. The headings preceding the text, articles and sections hereof have been inserted for convenience and reference only and shall not be construed to affect the meaning, construction or effect of this Agreement.

     (i) Entire Agreement. This Agreement shall cover only the types of services set forth herein and is in no way intended nor shall it be construed to bestow upon Correspondent or Penson any special treatment regarding any other arrangements, agreements or understandings that presently exist between Correspondent and Penson or that may hereinafter exist. Correspondent shall be under no obligation whatsoever to deal with Penson or any of its subsidiaries or any companies controlled directly or indirectly by or affiliated with Penson, in any capacity other than as set forth in this Agreement. Likewise, Penson shall be under no obligation whatsoever to deal with Correspondent or any of its affiliates in any capacity other than as set forth in this Agreement.

     (j) Severability. If any provision or condition of this Agreement shall be held to be invalid or unenforceable by any court, or regulatory or self-regulatory agency or body, such invalidity or unenforceability shall attach only to such provision or condition. The validity of the remaining provisions and conditions shall not be affected thereby and this Agreement shall be carried out as if any such invalid or unenforceable provision or condition were not contained herein.

     (k) Force Majeure. In addition to any excuse provided by applicable law, all parties hereto shall be excused from liability for non-performance of this Agreement arising from any event beyond any party's control, whether or not foreseeable by either party, including but not limited to, labor disturbance, war, fire, accident, adverse weather, inability to secure transportation, governmental act or regulation, inability to obtain raw materials or other causes or events beyond either party's control, whether or not similar to those enumerated above.

     (l) Interpleader. If Penson receives conflicting claims from Correspondent, a Customer and/or other persons regarding money, securities or other property held by Penson, Penson may, in its sole discretion, tender such money, securities or other property to a court of competent jurisdiction and institute an action in interpleader or other appropriate legal proceeding to determine the rights of the respective claimants. Penson shall have no liability to Correspondent or Customers in connection with any such action, and shall be entitled to reimbursement for its costs and expenses in connection with such action from Correspondent.

     (m) Notice. For the purposes of any and all notices, consents, directions, approvals, restrictions, requests or other communications required or permitted to be delivered hereunder, Penson's address shall be:

          Attention:     Daniel P. Son
                         President
                         Penson Financial Services, Inc.
                         1700 Pacific Avenue, Suite 1400
                         Dallas, Texas   75201

          and Correspondent's address shall be:

          Martin Kaye
          Executive Vice President
          691 Fulton Street
          Brooklyn, NY  11217

          Either party may provide such notice or change its address for notice purposes by giving written notice pursuant to registered or certified mail, return receipt requested, of the new address to the other party.

     (n) Counterparts: NASD Approval. This Agreement may be executed in one or more counterparts, all of which taken together shall constitute a single agreement. When each party hereto has executed and delivered to the other a counterpart, this Agreement shall become binding on both parties, subject only to any required approval by the NASD. If required by the NASD, Penson will submit this Agreement to the NASD promptly following execution and will notify Correspondent, or cause Correspondent to be notified promptly upon receipt of such approval.

MADE AND EXECUTED THIS 13th DAY OF October, 2000.

PENSON:                    PENSON FINANCIAL SERVICES, INC.
                          (A Division of Service Asset Management Company)


                      By:          /S/
                           ----------------------------------

                           Philip A. Pendergraft, EVP
                           1700 Pacific Avenue, Suite 1400
                           Dallas, Texas  75201

CORRESPONDENT:


ENTITY:                    Track Data Securities Corp.
                          [Name]

                           Corporation
                          [Type of Entity, i.e., corporation,
                               partnership, etc.]

                      By:          /S/
                           ----------------------------------
                           Martin Kaye
                     Its:  Executive Vice President
                           95 Rockwell Place
                           Brooklyn, NY  11217