Form 10-Q
period 2002-03-31
TRACK DATA CORP
filed 2002-05-14
CIK 922811

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



                  For the quarterly period ended March 31, 2002

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of April 30, 2002 there were 52,951,034 shares of common stock outstanding.


PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          See pages 2-9

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

          See pages 10-12

Item 3.   Quantitative  and  Qualitative  Disclosures  About  Market  Risk

          See page 13


PART ll.  OTHER INFORMATION

          See page 14


                     Track Data Corporation and Subsidiaries
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                     (in thousands, except number of shares)

                                                               2002      2001
                                                             ---------  -------
                                                             Unaudited  Derived
                                                                         from
                                                                        audited
                                                                       financial
                                                                       statements
ASSETS

CASH AND EQUIVALENTS                                          $  4,748  $ 5,687

ACCOUNTS RECEIVABLE - net                                        1,651    1,813

DUE FROM CLEARING BROKER                                           747      735

DUE FROM BROKER                                                 52,295   14,813

MARKETABLE SECURITIES                                           39,431   45,623

FIXED ASSETS - at cost (net of accumulated depreciation)         4,192    4,583

EXCESS OF COST OVER NET ASSETS ACQUIRED                          1,900    1,920

OTHER ASSETS                                                     1,780    1,746
                                                              --------  -------

TOTAL                                                         $106,744  $76,920
                                                              ========  =======

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
     Accounts payable and accrued expenses                    $  3,556  $ 3,099
     Note payable - bank                                         1,868    1,865
     Notes payable - other                                         929      918
     Trading securities sold but not yet purchased              78,830   46,409
     Capital lease obligations                                     343      480
     Net deferred income tax liabilities                           854      805
     Other liabilities, including income taxes                     151      183
                                                              --------  -------

                    Total liabilities                           86,531   53,759
                                                              --------  -------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Common stock - $.01 par value;
       300,000,000 shares authorized; issued and
       outstanding - 53,131,810 shares in 2002 and
       54,739,695 shares in 2001                                   531      547
     Additional paid-in capital                                 16,115   18,585
     Accumulated other comprehensive income                      3,141    3,676
     Retained earnings                                             426      353
                                                              --------  -------

                    Total stockholders' equity                  20,213   23,161
                                                             ---------  -------

TOTAL                                                         $106,744  $76,920
                                                              ========  =======


              See notes to condensed consolidated financial statements


                     Track Data Corporation and Subsidiaries
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                    (in thousands, except earnings per share)
                                   (unaudited)




                                                  2002     2001
                                               -------  --------

SERVICE FEES AND REVENUE                       $13,136  $17,391
                                               -------  -------

COSTS AND EXPENSES:
     Direct operating costs                      6,467    7,914
     Selling and administrative expenses         4,835    4,937
     Marketing and advertising                     289      329
     Gain on sale of investment in affiliate       -       (556)
     Loss (gain) on marketable securities        1,053     (267)
     Interest expense (income) - net               370      (45)
                                               -------  -------

                    Total                       13,014   12,312
                                               -------  -------

INCOME BEFORE EQUITY IN NET INCOME
     OF AFFILIATE AND INCOME TAXES                 122    5,079

EQUITY IN NET INCOME OF AFFILIATE                  -        276
                                               -------  -------

INCOME BEFORE INCOME TAXES                         122    5,355

INCOME TAXES                                        49      -
                                               -------  -------

NET INCOME                                     $    73  $ 5,355
                                               =======  =======

BASIC AND DILUTED NET INCOME PER SHARE            $.00     $.08
                                               =======  =======

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING   53,904   63,981
                                               =======  =======
ADJUSTED DILUTIVE SHARES OUTSTANDING            54,856   64,195
                                               =======   ======

  See notes to condensed consolidated financial statements


                     Track Data Corporation and Subsidiaries
                CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS'
                          EQUITY AND COMPREHENSIVE LOSS
                       THREE MONTHS ENDED MARCH 31,  2002
                                 (in thousands)
                                   (unaudited)

                                                               Accumulated
                                                  Additional      Other                 Compre-
                                      Common       Paid-in    Comprehensive             hensive
                                      Stock        Capital       Income        Deficit   Loss

BALANCE, JANUARY 1, 2002              $547         $18,585       $3,676         $353

  Net income                                                                      73     $  73

  Stock options and warrants
     exercised                           2             176

  Purchase and retirement of
     treasury stock                    (11)         (2,296)

  Contribution of stock by
       Chairman                         (7)              7

  Tax effect of stock options
     exercised                                        (357)

  Reclassification adjustment  for
     gain on marketable securities -
        net of taxes                                                                       (52)

  Unrealized loss on marketable
     securities - net of taxes                                     (535)                  (535)
                                                                                         -----

  Comprehensive loss                                                                     $(514)
                                                                                         =====

                                      ----         -------       ------         ----
BALANCE, MARCH 31, 2002               $531         $16,115       $3,141         $426
                                      ====         =======       ======         ====

                   See notes to condensed consolidated financial statements


                     Track Data Corporation and Subsidiaries
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                 (in thousands)
                                   (unaudited)

                                                                              2002      2001
                                                                           --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                           $     73   $ 5,355
     Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation and amortization                                        495       711
          Equity in net income of affiliate                                      -      (276)
          Gain on sale of Innodata common stock                                (59)     (556)
          Deferred taxes                                                        49       -
          Changes in operating assets and liabilities:
                Accounts receivable and due from clearing broker               150      (230)
                Due from broker                                            (37,497)      -
                Marketable securities                                        5,259    (1,593)
                Other assets                                                   (57)      210
                Accounts payable and accrued expenses                          457       234
                Securities sold, but not yet purchased                      32,421    17,717
                Other liabilities                                              (41)       (8)
                                                                          --------   -------

                    Net cash provided by operating activities                1,250    21,564
                                                                          --------   -------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of fixed assets                                                  (93)     (519)
     Proceeds from sale of Innodata and Edgar Online common stock              101       649
     Loans from others                                                         -           5
                                                                          --------   -------

                    Net cash provided by investing activities                    8       135
                                                                          --------   -------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments under capital lease obligations                                 (137)     (272)
     Net borrowings on note payable - bank                                       3        12
     Net borrowings on notes payable - other                                    12        19
     Purchase of treasury stock                                             (2,291)   (1,774)
     Proceeds from exercise of stock options                                   188        27
     Net proceeds (disbursements) on loans from employee savings program        27       (44)
                                                                          --------   -------

                    Net cash used in financing activities                   (2,198)   (2,032)
                                                                          --------   -------

EFFECT OF EXCHANGE RATE DIFFERENCES ON CASH                                      1         3
                                                                          --------   -------

NET (DECREASE) INCREASE IN CASH                                               (939)   19,670

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                                    5,687     6,506
                                                                          --------   -------

CASH AND EQUIVALENTS, END OF PERIOD                                       $  4,748   $26,176
                                                                          ========   =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid for:
          Interest                                                        $    428   $    75
          Income taxes                                                          45        17

                   See notes to condensed consolidated financial statements


                     Track Data Corporation and Subsidiaries
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (unaudited)

1. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2002, and the results of operations and of cash flows for the three months ended March 31, 2002 and 2001. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of results that may be expected for any other interim period or for the full year.

     These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2001 included in the Company's Annual Report on Form 10-K. The accounting policies used in preparing these financial statements are the same as those described in the December 31, 2001 financial statements.

2. During the three months ended March 31, 2002, options to purchase 178,450 shares were exercised at prices of $0.50 to $1.50, aggregating net proceeds to the Company of $178,000.

3. During the three months ended March 31, 2002, 1,136,335 shares of the Company's common stock were purchased at a cost of $2,307,000.

4. The Company charges all costs incurred to establish the technological feasibility of a product or product enhancement to research and development expense. Research and development expenses were $79,000 and $77,000 for the three months ended March 31, 2002 and 2001, respectively.

5. Advertising costs, charged to operations when incurred, were $289,000 and $329,000 for the three months ended March 31, 2002 and 2001, respectively.

6. Until May 7, 2001, when the Company's Chairman and CFO resigned as officers and directors of Innodata, the Company accounted for its investment in Innodata using the equity method under which the Company's share of the affiliate's earnings is included in its results of operations. The Company's investment in Innodata has been accounted for as available for sale securities after such date. As of April 30, 2002, the Company owned 1,904,656 shares of Innodata common stock, or approximately 9% of its outstanding common stock.

7.   Marketable securities consists of the following (in thousands):


                                                                 March 31,   December 31,
                                                                   2002         2001

     Edgar Online - Available for sale securities - at market    $ 2,302      $ 2,209
     Innodata - Available for sale securities - at market          4,774        5,800
     Trading securities - at market                               32,355       37,614
                                                                 -------      -------
     Marketable securities                                       $39,431      $45,623
                                                                 =======      =======
     Trading securities sold but not yet purchased - at market   $78,830      $46,409
                                                                 =======      =======


     The Company owns 712,600 shares of Edgar Online, Inc. ("EOL"), an Internet-based supplier of business, financial and competitive intelligence derived from U.S. Securities and Exchange Commission data. The Company carries the investment at $2,302,000 the market value at March 31, 2002. The difference between the cost of $9,000 and fair market value of these securities, net of $918,000 in deferred taxes, or $1,375,000 is classified as a component of accumulated other comprehensive income included in stockholders' equity.

     The Company owns 1,909,656 shares of Innodata, a provider of digital content outsourcing services. The Company carries the investment at $4,774,000, the market value at March 31, 2002. The difference between the cost of $1,831,000 and fair market value of these securities, net of $1,177,000 in deferred taxes, or $1,766,000 is classified as a component of accumulated other comprehensive income included in stockholders' equity.

     The Company engages in arbitrage trading activity in which it seeks to fully cover open positions in its trading accounts during each month with covering positions that expire in succeeding months. As of March 31, 2002, trading securities had a long market value of $32,355,000 with a cost of $30,025,000, or a net unrealized gain of $2,330,000. Securities sold but not yet purchased, had a short market value of $78,830,000 with a cost/short proceeds of $76,959,000, or a net unrealized loss of $1,871,000. The Company pledged its holdings in EOL and Innodata as collateral for its trading accounts. In addition, the Company's Chairman pledged approximately 17 million shares of his holdings in the Company's common stock as collateral for these accounts. The Company is paying its Chairman at the rate of 2% per annum on the value of the collateral pledged. Such payments aggregated $59,000 for the three months ended March 31, 2002.

     The Company has significant positions in stocks and options and receives significant proceeds from the sale of trading securities sold but not yet purchased. The Company's arbitrage trading strategy is to fully cover its open positions during each month with covering option positions that expire in succeeding months. The March 31, 2002 positions were closed during the second quarter of 2002 and other positions with the same strategy have been established.

     In the fourth quarter of 2001, the Company expanded its arbitrage trading program to include a greater risk profile trading program. The greater risk portion of the trading program incurred a pre-tax loss of $1,400,000 in the first quarter of 2002. The Company is continuing its arbitrage trading program but has discontinued the greater risk trading program. The Company's Chairman contributed 650,000 shares of Company stock owned by him to the capital of the Company upon discontinuance of this program.

     At December 31, 2001, trading securities have a long market value of $37,614,000 with a cost of $38,325,000, or a net unrealized loss of $711,000. Securities sold but not yet purchased, have a short market value of $46,409,000 with a cost/short proceeds of $47,129,000, or a net unrealized gain of $720,000.

8. Earnings Per Share--Basic earnings per share is based on the weighted average number of common shares outstanding without consideration of potential common stock. Diluted earnings per share is based on the weighted average number of common and potential dilutive common shares outstanding. There was no effect on earnings per share as a result of potential dilution. The calculation takes into account the shares that may be issued upon exercise of stock options, reduced by the shares that may be repurchased with the funds received from the exercise, based on the average price during the period.

9. Segment Information--The Company is a financial services company that owns Track Data Securities Corp., a registered securities broker-dealer and member of the National Association of Securities Dealers, Inc. The Company provides a proprietary, fully integrated Internet-based online trading and market data system, myTrack, for the individual trader and proTrack, for the professional institutional traders. The Company provides real-time financial market data, fundamental research, charting and analytical services to institutional and individual investors through dedicated telecommunication lines and the Internet. The Company also disseminates news and third-party database information from more than 100 sources worldwide. The Company's operations are classified in two business segments: Internet-based online trading and market data services to the non-professional individual investor community, and online trading and market data services to the institutional professional investment community. The Company also engages in arbitrage trading. See Note 7. The Company commenced operation of its Track ECN (Electronic Communications Network) in the second quarter of 2002.

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


                                                       Three Months Ended March 31,

     Revenues                                                2002      2001
     Professional Market                                   $ 7,557   $ 8,740
     Non-Professional Market                                 5,579     8,651
                                                           -------   -------
     Total                                                 $13,136   $17,391
                                                           =======   =======

     Income before unallocated amounts, equity in net
     income of affiliate and income taxes:
     Professional Market                                   $ 1,416   $ 2,236
     Non-Professional Market                                   612     2,537

     Unallocated amounts:
     Depreciation and amortization                            (483)     (562)
     (Loss) gain on marketable securities and
        sale of investment in affiliate                     (1,053)      823
     Interest (expense) income, net                           (370)       45
                                                           -------   -------
     Income before equity in net income of
     affiliate and income taxes                                122     5,079

     Equity in net income of affiliate                         -         276
                                                           -------   -------
     Income before taxes                                   $   122   $ 5,355
                                                           =======   =======

10. Transactions with Clearing Broker and Customers--The Company conducts business through a clearing broker which settles all trades for the Company, on a fully disclosed basis, on behalf of its customers. The Company earns commissions as an introducing broker for the transactions of its customers. In the normal course of business, the Company's customer activities involve the execution of various customer securities transactions. These activities may expose the Company to off-balance-sheet risk in the event the customer or other broker is unable to fulfill its contracted obligations and the Company has to purchase or sell the financial instrument underlying the contract at a loss.

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

11. Net Capital Requirements--The SEC, NASD, and various other regulatory agencies have stringent rules requiring the maintenance of specific levels of net capital by securities brokers, including the SEC's uniform net capital rule, which governs TDSC. Net capital is defined as assets minus liabilities, plus other allowable credits and qualifying subordinated borrowings less mandatory deductions that result from excluding assets that are not readily convertible into cash and from valuing other assets, such as a firm's positions in securities, conservatively. Among these deductions are adjustments in the market value of securities to reflect the possibility of a market decline prior to disposition.

     As of March 31, 2002, TDSC was required to maintain minimum net capital, in accordance with SEC rules, of $1 million and had total net capital of $1,233,000, or approximately $233,000 in excess of minimum net capital requirements.

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

12.  Comprehensive (loss) income is as follows (in thousands):


                                                      Three Months Ended
                                                          March 31,
                                                       2002     2001

     Net income                                       $  73   $5,355
     Unrealized loss on marketable
          securities-net of taxes                      (535)    (126)
     Reclassification adjustment for gain
          on marketable securities - net of taxes       (52)     -
                                                      -----   ------

     Comprehensive (loss) income                      $(514)   $5,229
                                                      =====    ======


                     Track Data Corporation and Subsidiaries
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Results of Operations

Three Months ended March 31, 2002 and 2001

     Revenues for the three months ended March 31, 2002 and 2001 were $13,136,000 and $17,391,000, respectively, a decrease of 24% The Company's Professional Market segment had revenues for the three months ended March 31, 2002 and 2001 of $7,557,000 and $8,740,000, respectively, a decrease of 14% for this segment. The Company's Non-Professional Market segment had revenues of $5,579,000 and $8,651,000, respectively, for the three months ended March 31, 2002 and 2001, a decrease of 36% for this segment. Since August 2001, the Company has experienced a decline in revenues from its Professional Market segment due principally to customers' staffing reductions which has continued during the first half of 2002 negatively impacting revenues and profits. In addition, the Company has also experienced a significant decline in revenues from its retail trading business. The rate of decline increased in the fourth quarter of 2001 as a result of new day trader rules instituted by the NASD. These rules qualified a large number of customers as day traders and required that greater equity balances be maintained by such customers.

     Direct operating costs were $6,467,000 for the three months ended March 31, 2002 and $7,914,000 for the similar period in 2001, a decrease of 18%. Direct operating costs as a percentage of revenues were 49% in 2002 and 46% in 2001. Without giving effect to unallocated depreciation and amortization expense, the Company's Professional Market segment had $3,227,000 and $3,664,000 of direct costs for the three months ended March 31, 2002 and 2001, respectively. Direct operating costs as a percentage of revenues for the Professional segment were 43% in 2002 and 42% in 2001. The Company's Non-Professional Market segment had $2,847,000 and $3,777,000 in direct costs for the three months ended March 31, 2002 and 2001, respectively. Direct operating costs as a percentage of revenues for the Non-Professional segment were 51% in 2002 and 44% in 2001. The increased percentage in 2002 is due to certain fixed costs that could not be reduced commensurate with the reduced revenues. Direct operating costs include direct payroll, direct telecommunication costs, computer supplies, depreciation, equipment lease expense and the amortization of software development costs, costs of clearing, back office payroll and other direct broker-dealer expenses.

     Selling and administrative expenses were $4,835,000 and $4,937,000 for the three months ended March 31, 2002 and 2001, respectively, a decrease of 2%. Selling and administrative expenses as a percentage of revenues was 37% in 2002 and 28% in 2001. Without giving effect to unallocated depreciation and amortization expense, selling and administrative expenses for the Professional Market segment were $2,697,000 and $2,831,000 in the 2002 and 2001 periods, respectively, a decrease of 5%. For the Professional Market segment selling and administrative expenses as a percentage of revenues was 36% in 2002 and 32% in 2001. Selling and administrative expenses for the Non-Professional segment were $2,049,000 and $2,017,000 in the 2002 and 2001 periods, respectively, an increase of 2%. For the Non-Professional segment selling and administrative expense as a percentage of revenue was 37% in 2002 and 23% in 2001. The increase in selling and administrative expenses as a percentage of revenue in 2002 is due to certain fixed costs that could not be reduced commensurate with the reduced revenues.

     Marketing and advertising costs were $289,000 in 2002 and $329,000 in 2001. The Non-Professional segment of the Company incurred $71,000 in 2002 and $320,000 in 2001. The Professional Market segment spent $218,000 in 2002 and $9,000 in 2001. The increase in 2002 was attributable to marketing related to the Company's new proTrack online trading for professionals.

     The Professional Market segment realized $1,416,000 in income before unallocated amounts, equity in net income of affiliate and income taxes in 2002 compared to $2,236,000 in 2001. The Non-Professional Market segment realized income of $612,000 in 2002 and $2,537,000 in 2001 before unallocated amounts, equity in net income of affiliate and income taxes.

     In 2002, the Company realized a loss of $1,053,000 and in 2001, a gain of $823,000 on the sale of certain shares of Edgar Online, Inc., Innodata Corporation and other marketable securities. In the fourth quarter of 2001, the Company expanded its arbitrage trading program to include a greater risk profile trading program. The greater risk portion of the trading program incurred a pre-tax loss of $1,400,000 in the first quarter of 2002. The Company is continuing its arbitrage trading program but has discontinued the greater risk trading program.

     Interest expense in 2002 was $370,000 compared to interest income of $45,000 in 2001. The increase in 2002 is due principally to interest on margin debt in connection with the Company's arbitrage trading program.

     As a result of the above mentioned factors, the Company realized income before equity in net income from an affiliate and income taxes of $122,000 in the 2002 period compared to $5,079,000 in 2001.

     The equity in net income from an affiliate, Innodata Corporation, was $276,000 in 2001.

     Taxes were provided at an anticipated annualized rate of 40% for 2002. There was no taxes in the 2001 period as the Company had established a valuation allowance with respect to future use of its net operating loss carryforwards.

     The Company realized net income of $73,000 in 2002 compared to $5,355,000 in 2001.

Liquidity and Capital Resources

     During the three months ended March 31, 2002, cash provided by operating activities was $1,250,000 compared to $21,564,000 in 2001. The decrease in 2002 was due to reduced operating income and net purchases of trading securities compared to the 2001 period that included net proceeds from marketable securities of approximately $16,000,000. Cash flows provided by investing activities in 2002 was $8,000 compared to $135,000 in 2001 due to reduced purchases of fixed assets and lower proceeds from sales of Innodata and Edgar Online common stock. Cash flows used in financing activities, principally from the purchase of treasury stock, was $2,198,000 in 2002 compared to $2,032,000 used in the 2001 period.

     The Company has a line of credit with a bank. The line is collateralized by the assets of the Company and is guaranteed by its Chairman. Interest is charged at 1.75% above the bank's prime rate and is due on demand. The Company may borrow up to 80% of eligible accounts receivable and is required to maintain a compensating balance of 10% of the outstanding loans. At March 31, 2002, the Company had outstanding borrowings under the line of $1,868,000. The Company believes that its line of credit is sufficient for the Company's present cash requirements.

     The Company has significant positions in stocks and options and receives significant proceeds from the sale of trading securities sold but not yet purchased under the trading strategy described in Note 7 of Notes to Condensed Consolidated Financial Statements. The March 31, 2002 positions were closed during the second quarter of 2002 and other positions with the same strategy have been established. In the fourth quarter of 2001, the Company expanded its arbitrage trading program to include a greater risk profile trading program. The greater risk portion of the trading program incurred a pre-tax loss of $1,400,000 in the first quarter of 2002. The Company is continuing its arbitrage trading program but has discontinued the greater risk trading program.

     Since August 2001, the Company has experienced a decline in revenues from its Professional Market segment due principally to customers' staffing reductions which have continued during the first half of 2002 negatively impacting revenues and profits. In addition, the Company experienced a decline in revenues from its retail trading business in the fourth quarter after the new day trader rules were instituted by the NASD. These revenues have not been replaced. The Company substantially reduced its advertising costs in 2001 and does not expect to significantly increase advertising for 2002. During the first quarter of 2002, the Company repurchased under its buy back program approximately 1.1 million shares of its common stock for approximately $2.3 million. The Company may seek additional financing and/or dispose of certain of its marketable securities to support increased advertising costs, if deemed appropriate, in the future or to support its working capital or other requirements. No major capital expenditures are anticipated beyond the normal replacement of equipment and additional equipment to meet customer requirements.

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

Quantitative and Qualitative Disclosures About Market Risk

     The Company is exposed to interest rate change market risk with respect to its credit facility with a financial institution, which is priced based on the prime rate of interest. At March 31, 2002, $1,868,000 was outstanding under the credit facility. Changes in the prime interest rate during fiscal 2002 will have a positive or negative effect on the Company's interest expense. Such exposure will increase should the Company maintain higher levels of borrowing during 2002.

     The Company has significant positions in stocks and options and receives significant proceeds from the sale of trading securities sold but not yet purchased under the trading strategy described in Note 7. The Company's arbitrage trading strategy is to fully cover its open positions during each month with covering option positions that expire in the succeeding month. The March 31, 2002 positions were closed during the second quarter of 2002 and other positions with the same strategy have been established. In the fourth quarter of 2001, the Company expanded its arbitrage trading program to include a greater risk profile trading program. The greater risk portion of the trading program incurred a pre-tax loss of $1,400,000 in the first quarter of 2002. The Company is continuing its arbitrage trading program but has discontinued the greater risk trading program.

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

Item 2      Changes in Securities. Not Applicable

Item 3.     Defaults upon Senior Securities. Not Applicable

Item 4.     Submission of Matters to a Vote of Security Holders. Not Applicable

Item 5.     Other Information. None

Item 6.     (a) Exhibits. None

            (b) There were no reports on Form 8-K filed during the first quarter of 2002.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRACK DATA CORPORATION

Date:  5/13/02                               /s/
       -------                              -----------------------------------
                                            Barry Hertz
                                            Chairman of the Board
                                            Chief Executive Officer

Date:  5/13/02                              /s/
       -------                             ------------------------------------
                                            Martin Kaye
                                            Chief Operating Officer
                                            Principal Financial Officer