Form 10-Q
period 2002-06-30
TRACK DATA CORP
filed 2002-08-14
CIK 922811

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



                  For the quarterly period ended June 30, 2002

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of July 31, 2002 there were 52,465,260 shares of common stock outstanding.


PART I.     FINANCIAL INFORMATION
-------     ---------------------

Item 1.     Financial Statements
            --------------------

            See pages 2-11

Item 2.     Management's Discussion and Analysis of Financial Condition and
            ---------------------------------------------------------------
            Results of Operations
            ---------------------

            See pages 12-17

Item  3.    Quantitative  and  Qualitative  Disclosures  About  Market  Risk
            ----------------------------------------------------------------

            See page 17

PART II.    OTHER INFORMATION
--------    -----------------

            See page 18



                     Track Data Corporation and Subsidiaries
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                     (in thousands, except number of shares)


                                                             June 30,    December 31,
                                                               2002         2001
                                                            ----------  ------------
                                                            Unaudited   Derived from
                                                                           Audited
                                                                          Financial
                                                                          Statements
ASSETS

CASH AND EQUIVALENTS                                         $  5,575      $ 5,687

ACCOUNTS RECEIVABLE - net                                       2,404        1,813

DUE FROM CLEARING BROKER                                          -            735

DUE FROM BROKER                                                72,817       14,813

MARKETABLE SECURITIES                                          30,115       45,623

FIXED ASSETS - at cost (net of accumulated depreciation)        3,856        4,583

EXCESS OF COST OVER NET ASSETS ACQUIRED                         1,900        1,920

NET DEFERRED INCOME TAX ASSETS                                    878          -

OTHER ASSETS                                                    1,354        1,746
                                                             --------      -------

TOTAL                                                        $118,899      $76,920
                                                             ========      =======

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
     Accounts payable and accrued expenses                   $  4,691      $ 3,099
     Note payable - bank                                        1,117        1,865
     Notes payable - other                                        941          918
     Due to clearing broker                                       335          -
     Trading securities sold but not yet purchased             92,593       46,409
     Capital lease obligations                                    242          480
     Net deferred income tax liabilities                          -            805
     Other liabilities, including income taxes                    463          183
                                                             --------      -------

                    Total liabilities                         100,382       53,759
                                                             --------      -------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Common stock - $.01 par value; 300,000,000 shares
       authorized; issued and outstanding - 52,627,240
         shares in 2002 and 54,739,695 shares in 2001             526          547
     Additional paid-in capital                                15,875       18,585
     Accumulated other comprehensive income                     1,246        3,676
     Retained earnings                                            870          353
                                                             --------      -------
                    Total stockholders' equity                 18,517       23,161
                                                             --------      -------
TOTAL                                                        $118,899      $76,920
                                                             ========      =======

                  See notes to condensed consolidated financial statements




                     Track Data Corporation and Subsidiaries
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                    (in thousands, except earnings per share)
                                   (Unaudited)


                                                     2002     2001
                                                    -------  -------

SERVICE FEES AND REVENUE                            $26,375  $33,714
                                                    -------  -------

COSTS AND EXPENSES:
     Direct operating costs                          14,169   15,774
     Selling and administrative expenses              9,471    9,898
     Marketing and advertising                          457      809
     Writedown of investments in private companies      516      -
     Gain on sale of investments in affiliate           -       (949)
     Loss (gain) on marketable securities               306     (989)
     Interest expense (income) - net                    593     (122)
                                                    -------  -------

                    Total                            25,512   24,421
                                                    -------  -------

INCOME  BEFORE EQUITY IN NET INCOME
    OF AFFILIATE AND INCOME TAXES                       863    9,293

EQUITY IN NET INCOME OF AFFILIATE                       -        276
                                                    -------  -------

INCOME BEFORE INCOME TAXES                              863    9,569

INCOME TAXES                                            346    2,679
                                                    -------  -------

NET INCOME                                          $   517  $ 6,890
                                                    =======  =======

BASIC AND DILUTED NET INCOME PER SHARE                 $.01     $.11
                                                    =======  =======

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING        53,416   62,332
                                                    =======  =======

ADJUSTED DILUTIVE SHARES OUTSTANDING                 53,957   62,590
                                                    =======  =======


            See notes to condensed consolidated financial statements




                     Track Data Corporation and Subsidiaries
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    THREE MONTHS ENDED JUNE 30, 2002 AND 2001
                    (in thousands, except earnings per share)
                                   (Unaudited)


                                                      2002     2001
                                                    -------   -------

SERVICE FEES AND REVENUE                            $13,239   $16,322
                                                    -------   -------

COSTS AND EXPENSES:
     Direct operating costs                           7,702     7,859
     Selling and administrative expenses              4,636     4,961
     Marketing and advertising                          168       480
     Writedown of investments in private companies      516       -
     Gain on sale of investment in affiliate            -        (393)
     Gain on marketable securities                     (747)     (721)
     Interest expense (income) - net                    223       (77)
                                                    -------   -------

                    Total                            12,498    12,109
                                                    -------   -------

INCOME BEFORE INCOME TAXES                              741     4,213

INCOME TAXES                                            297     2,679
                                                    -------   -------

NET INCOME                                          $   444   $ 1,534
                                                    =======   =======

BASIC AND DILUTED NET INCOME PER SHARE                 $.01      $.03
                                                    =======   =======

WEIGHTED AVERAGE SHARES OUTSTANDING                  52,857    60,779
                                                    =======   =======

ADJUSTED DILUTIVE SHARES OUTSTANDING                 52,987    61,081
                                                    =======   =======


            See notes to condensed consolidated financial statements




                     Track Data Corporation and Subsidiaries
                CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS'
                          EQUITY AND COMPREHENSIVE LOSS
                         SIX MONTHS ENDED JUNE 30, 2002
                                 (in thousands)
                                   (Unaudited)





                                                       Accumulated
                                          Additional     Other                  Compre-
                                Common     Paid-in    Comprehensive   Retained  hensive
                                Stock      Capital       Income       Earnings   Loss
                                ------    ---------  --------------  ---------  -------

BALANCE, JANUARY 1, 2002        $547       $18,585       $3,676         $353

  Net income                                                             517    $   517

  Stock options and warrants
     exercised                     2           198

  Purchase and retirement of
     treasury stock              (16)       (2,977)

  Contribution of stock by
       Chairman                   (7)            7

  Tax effect of stock options
     exercised                                  62

  Reclassification adjustment
     For gain on marketable
      securities -
        net of taxes                                        (87)                    (87)

  Unrealized loss on
     Marketable securities -
       net of taxes                                      (2,343)                 (2,343)
                                                                                -------
  Comprehensive loss                                                            $(1,913)
                                ----       -------       ------         ----    =======
BALANCE, JUNE 30, 2002          $526       $15,875       $1,246         $870
                                ====       =======       ======         ====


                     See notes to condensed consolidated financial statements



                     Track Data Corporation and Subsidiaries
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                 (in thousands)
                                   (Unaudited)


                                                                            2002       2001
                                                                         ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                          $    517   $  6,890
     Adjustments to reconcile net income to net cash provided
        by operating activities:
          Depreciation and amortization                                       991      1,415
          Deferred taxes                                                      -        2,679
          Equity in net income of affiliate                                   -         (276)
          Writedown of investments in private companies                       516        -
          Gain on sale of Innodata and Edgar Online common stock             (124)    (1,257)
          Changes in operating assets and liabilities:
                Accounts receivable and due from clearing broker              479       (152)
                Due from broker                                           (58,015)       -
                Marketable securities                                      11,412    (10,494)
                Other assets                                                 (160)       594
                Accounts payable and accrued expenses                       1,592       (189)
                Securities sold, but not yet purchased                     46,184     33,487
                Other liabilities                                             308         19
                                                                         --------   --------

                    Net cash provided by operating activities               3,700     32,716
                                                                         --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of fixed assets                                                (235)      (589)
     Proceeds from sale of Innodata and Edgar Online common stock             170      1,468
     Loans from others                                                        -           30
                                                                         --------   --------

                    Net cash (used in) provided by investing activities       (65)       909
                                                                         --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments under capital lease obligations                                (238)      (513)
     Net (payments) proceeds on note payable - bank                          (749)       977
     Net proceeds from notes payable - other                                   23         40
     Net payments on loans from employee savings program                       (1)       (36)
     Purchase of treasury stock                                            (2,982)    (6,323)
     Proceeds from exercise of stock options                                  210         48
                                                                         --------   --------

                    Net cash used in financing activities                  (3,737)    (5,807)
                                                                         --------   --------

EFFECT OF EXCHANGE RATE DIFFERENCES ON CASH                                   (10)         4
                                                                         --------   --------

NET (DECREASE) INCREASE IN CASH                                              (112)    27,822

CASH, BEGINNING OF PERIOD                                                   5,687      6,506
                                                                         --------   --------

CASH, END OF PERIOD                                                      $  5,575   $ 34,328
                                                                         ========   ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid for:
          Interest                                                       $    684   $    211
          Income taxes                                                         45         19

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
     AND FINANCING ACTIVITIES:
     Equipment acquisitions financed by capital leases                   $    -     $    123


                   See notes to condensed consolidated financial statements




                     Track Data Corporation and Subsidiaries
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Unaudited)

1. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2002, and the results of operations for the three and six month periods ended June 30, 2002 and 2001, and of cash flows for the six months ended June 30, 2002 and 2001. The results of operations for the six months ended June 30, 2002 are not necessarily indicative of results that may be expected for any other interim period or for the full year.

     These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2001 included in the Company's Annual Report on Form 10-K. The accounting policies used in preparing these financial statements are the same as those described in the December 31, 2001 financial statements. See Note 12 with respect to new business commenced in 2002.

2. During the six months ended June 30, 2002, options to purchase 220,150 shares were exercised at prices of $0.50 to $1.50, aggregating net proceeds to the Company of $200,000.

3. During the six months ended June 30, 2002, 1,682,605 shares of the Company's common stock were purchased at a cost of $2,993,000.

4. The Company charges all costs incurred to establish the technological feasibility of a product or product enhancement to research and development expense. Research and development expenses were $158,000 and $154,000 for the six months ended June 30, 2002 and 2001, respectively.

5. Advertising costs, charged to operations when incurred, were $457,000 and $809,000 for the six months ended June 30, 2002 and 2001, respectively.

6. Until May 7, 2001, when the Company's Chairman and CFO resigned as officers and directors of Innodata Corporation, the Company accounted for its investment in Innodata using the equity method under which the Company's share of the affiliate's earnings was included in its results of operations. The Company's investment in Innodata has been accounted for as available for sale securities after such date. As of June 30, 2002, the Company owned 1,904,656 shares of Innodata common stock, or approximately 9% of its outstanding common stock. See Note 7.

7.     Marketable securities consists of the following (in thousands):





                                                           June 30,   December 31,
                                                             2002        2001
Edgar Online - Available for sale securities - at market   $ 1,380     $ 2,209
Innodata - Available for sale securities - at market         2,533       5,800
Trading securities - at market                              26,202      37,614
                                                           -------     -------
                                                           $30,115     $45,623
                                                           =======     =======
Trading securities sold but not yet purchased - at market  $92,593     $46,409
                                                           =======     =======



     The Company owns 696,800 shares of Edgar Online, Inc. ("EOL"), an Internet-based supplier of business, financial and competitive intelligence derived from U.S. Securities and Exchange Commission data. The Company carries the investment at $1,380,000, the market value at June 30, 2002. The difference between the cost of $9,000 and fair market value of these securities, net of $549,000 in deferred taxes, or $822,000 is classified as a component of accumulated other comprehensive income included in stockholders' equity.

     The Company owns 1,904,656 shares of Innodata, a provider of digital content outsourcing services. The Company carries the investment at $2,533,000, the market value at June 30, 2002. The difference between the cost of $1,826,000 and fair market value of these securities, net of $283,000 in deferred taxes, or $424,000 is classified as a component of accumulated other comprehensive income included in stockholders' equity.

     The Company engages in arbitrage trading activity in which it seeks to fully cover open positions in its trading accounts during each month with covering positions that expire in succeeding months. As part of this activity, the Company has significant positions in stocks and options and receives significant proceeds from the sale of trading securities sold but not yet purchased. As of June 30, 2002, trading securities had a long market value of $26,202,000 with a cost of $23,145,000 or a net unrealized gain of $3,057,000. Securities sold but not yet purchased, had a short market value of $92,593,000 with a cost/short proceeds of $88,388,000, or a net unrealized loss of $4,205,000. The Company expects that its June 30, 2002 positions will be closed during the third quarter of 2002 and that other positions with the same strategy will be established. The Company has pledged its holdings in Edgar Online and Innodata as collateral for its trading accounts. In addition, the Company's Chairman has pledged approximately 17 million shares of his holdings in the Company's common stock as collateral for these accounts. The Company is paying its Chairman at the rate of 2% per annum on the value of the collateral pledged. Such payments aggregated $97,000 for the six months ended June 30, 2002. During the six months ended June 30, 2002, the Company's broker-dealer subsidiary paid to the Company's Chairman $41,000 in net commissions for trades in his personal trading account that added liquidity to the Track ECN (See Note
     12).

     In the fourth quarter of 2001, the Company expanded its arbitrage trading program to include a greater risk profile trading program. The greater risk portion of the trading program incurred a pre-tax loss of $1,400,000 in the first quarter of 2002. The Company has continued its arbitrage trading program but has discontinued the greater risk trading program. The Company's Chairman contributed 650,000 shares of Company stock owned by him to the capital of the Company upon discontinuance of this program.

     At December 31, 2001, trading securities had a long market value of $37,614,000 with a cost of $38,325,000, or a net unrealized loss of $711,000. Securities sold but not yet purchased, had a short market value of $46,409,000 with a cost/short proceeds of $47,129,000, or a net unrealized gain of $720,000.

8. Earnings Per Share--Basic earnings per share is based on the weighted average number of common shares outstanding without consideration of potential common stock. Diluted earnings per share is based on the weighted average number of common and potential dilutive common shares outstanding. There was no effect on earnings per share as a result of potential dilution. The calculation takes into account the shares that may be issued upon exercise of stock options and warrants, reduced by the shares that may be repurchased with the funds received from the exercise, based on the average price during the period.

9. Segment Information--The Company is a financial services company that owns Track Data Securities Corp., a registered securities broker-dealer and member of the National Association of Securities Dealers, Inc. The Company provides a proprietary, fully integrated Internet-based online trading and market data system, myTrack, for the individual trader and proTrack, for the professional institutional traders. The Company provides real-time financial market data, fundamental research, charting and analytical services to institutional and individual investors through dedicated telecommunication lines and the Internet. The Company also disseminates news and third-party database information from more than 100 sources worldwide. The Company's operations are classified in two business segments: Internet-based online trading and market data services to the non-professional individual investor community, and online trading and market data services to the institutional professional investment community. The Company commenced operations of its Track ECN (Electronic Communications Network) in the second quarter of 2002. The operations of the ECN are included in the Professional Market segment. The Company also engages in arbitrage trading. See Note 7.

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





                                          Three Months        Six Months
                                          Ended June 30,     Ended June 30,
                                          2002     2001      2002      2001

Revenues
Professional Market                      $ 8,323  $ 8,939   $15,880   $17,679
Non-Professional Market                    4,916    7,383    10,495    16,035
                                         -------  -------   -------   -------
 Total                                   $13,239  $16,322   $26,375   $33,714
                                         =======  =======   =======   =======

Income (loss) before unallocated
 amounts, equity in net income
    of affiliate and income taxes:
Professional Market                      $1,310   $ 2,883   $ 2,726   $ 5,119
Non-Professional Market                     (69)      693       543     3,231

Unallocated amounts:
 Depreciation and amortization             (508)     (554)     (991)   (1,117)
 Writedown of investments                  (516)      -        (516)        -
 Gain (loss) on marketable securities
    and sale of investment in affiliate     747     1,114      (306)    1,938
 Interest (expense) income, net            (223)       77      (593)      122
                                         ------   -------   -------   -------
Income before equity in net
 income of affiliate and income taxes       741     4,213       863     9,293

Equity in net income of affiliate           -         -         -         276
                                         ------   -------   -------   -------
Income before taxes                      $  741   $ 4,213   $   863   $ 9,569
                                         ======   =======   =======   =======



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

     The Company's customer securities activities are transacted on either a cash or margin basis. In margin transactions, the clearing broker extends credit to the Company's customers, subject to various regulatory margin requirements, collateralized by cash and securities in the customers' accounts. In the event of a decline in the market value of the securities in a margin account, the Company is required to either obtain additional collateral from the customer or to sell the customer's position if such collateral is not forthcoming. The Company is responsible for any losses on such margin loans, and has agreed to indemnify its clearing broker for losses that the clearing broker may sustain from the customer accounts introduced by the Company. The Company's Chairman and CEO has a margin loan of approximately $3.6 million as a customer of the Company's broker-dealer which is collateralized by 7.2 million of the Company's shares owned by him and which is also subject to such indemnity in the event the clearing broker were to sustain losses.

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

     As of June 30, 2002, TDSC was required to maintain minimum net capital, in accordance with SEC rules, of $1 million and had total net capital of $1,248,000, or approximately $248,000 in excess of minimum net capital requirements.

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

12. During the second quarter of 2002, the Company commenced operations of its Track ECN that enables traders to display and match limit orders for stocks. The Company encourages broker-dealers and market makers to become subscribers to its ECN by paying a commission of up to $.005 per share for adding liquidity (limit orders added to the ECN order book) and charges $.007 per share for taking liquidity (those who execute against an existing bid or offer on the ECN). The Company pays $.002 of the $.005 per share each month and pays the remainder only out of the Company's collections of charges to subscribers and non-subscribers who took liquidity that month. The Company has met certain resistance in the payment of its fees by non-subscribers who access the Track ECN through Nasdaq's SuperSoes automated execution system. All methods of collecting its charges are being pursued, including the filing of arbitration cases against those parties who continue to access liquidity and refuse to pay the bills. The Company has recognized as revenues only that portion of its billing that has not been contested by users. The Company believes that it will prevail in these arbitration cases, but revenue recognition will be deferred until such cases are settled. It is anticipated that these parties will attempt to delay the arbitration process for as long as possible.

13.  Comprehensive (loss) income is as follows (in thousands):


                                      Three Months Ended     Six Months Ended
                                           June 30,             June 30,
                                        2002     2001        2002      2001

Net income                            $   444   $1,534      $  517   $ 6,890
Unrealized (loss) gain on marketable
securities-net of taxes                (1,808)   3,575      (2,343)    3,449
Reclassification adjustment for
gain on marketable securities
  - net of taxes                          (35)     -           (87)      -
                                      -------  -------     --------  -------
Comprehensive (loss) income           $(1,399)  $5,109     $(1,913)  $10,339
                                      =======  =======     ========  =======





                     Track Data Corporation and Subsidiaries
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Results of Operations

Three Months ended June 30, 2002 and 2001

     Revenues for the three months ended June 30, 2002 and 2001 were $13,239,000 and $16,322,000, respectively, a decrease of 19%. The Company's Professional Market segment had revenues for the three months ended June 30, 2002 and 2001 of $8,323,000 and $8,939,000, respectively, a decrease of 7% for this segment. The Company's Non-Professional Market segment had revenues of $4,916,000 and $7,383,000 for the three months ended June 30, 2002 and 2001, respectively, a decrease of 33% for this segment. Since August 2001, the Company has experienced a decline in revenues and profits from its Professional Market segment due principally to a reduction in customers' staffing that has continued during the first half of 2002. This downtrend is expected to continue for the remainder of 2002. The decline in revenues was partially offset by an increase in revenue of $1,070,000 from the Company's new Track ECN. In addition, the Non-Professional Market Segment has experienced a significant decline in revenues from its retail trading business. The rate of decline increased in the fourth quarter of 2001 as a result of new day trader rules instituted by the NASD. These rules qualified a large number of customers as day traders and required that greater equity balances be maintained by such customers.

     Direct operating costs were $7,702,000 for the three months ended June 30, 2002 and $7,859,000 for the similar period in 2001, a decrease of 2%. Direct operating costs as a percentage of revenues were 58% in 2002 and 48% in 2001. Without giving effect to unallocated depreciation and amortization expense, the Company's Professional Market segment had $4,518,000 and $3,203,000 of direct costs for the three months ended June 30, 2002 and 2001, respectively. Direct operating costs as a percentage of revenues for the Professional segment were 54% in 2002 and 36% in 2001. The increased dollars and percentage in 2002 in the Professional segment is due to certain fixed costs that could not be reduced commensurate with the reduced revenues, as well as costs associated with the Company's new Track ECN, including commissions to its subscribers. The Company's Non-Professional Market segment had $2,791,000 and $4,184,000 in direct costs for the three months ended June 30, 2002 and 2001, respectively. Direct operating costs as a percentage of revenues for the Non-Professional segment were 57% in 2002 and 2001. Direct operating costs include direct payroll, direct telecommunication costs, computer supplies, depreciation, equipment lease expense and the amortization of software development costs, costs of clearing, back office payroll, other direct broker-dealer expenses and ECN customer commissions.

     Selling and administrative expenses were $4,636,000 and $4,961,000 for the three months ended June 30, 2002 and 2001, respectively, a decrease of 7%. Selling and administrative expenses as a percentage of revenues was 35% in 2002 and 30% in 2001. Without giving effect to unallocated depreciation and amortization expense, selling and administrative expenses for the Professional Market segment were $2,413,000 and $2,780,000 in the 2002 and 2001 periods, respectively. For the Professional Market segment selling and administrative expenses as a percentage of revenues was 29% in 2002 and 31% in 2001. Selling and administrative expenses for the Non-Professional segment were $2,108,000 and $2,099,000 in the 2002 and 2001 periods, respectively. For the Non-Professional segment selling and administrative expense as a percentage of revenue was 43% in 2002 and 28% in 2001. The percentage increase in 2002 compared to 2001 was principally due to certain fixed costs that could not be reduced commensurate with the reduced revenues.

     Marketing and advertising costs were $168,000 in 2002 and $480,000 in 2001. The Non-Professional segment of the Company incurred $87,000 in 2002 and $406,000 in 2001. The Company has continued to reduce advertising for its retail brokerage business. The Professional Market segment spent $81,000 in 2002 and $73,000 in 2001.

     The Company wrote down its investments in two privately held companies in the aggregate amount of $516,000.

     The Professional Market segment realized $1,310,000 in income before unallocated amounts, equity in net income of affiliate and income taxes in 2002 compared to $2,883,000 in 2001. The Non-Professional Market segment realized a loss of $69,000 in 2002 compared to income of $693,000 in 2001 before unallocated amounts, equity in net income of affiliate and income taxes.

     In 2002, the Company realized a gain of $747,000 and in 2001, a gain of $1,114,000 on the sale of certain shares of Edgar Online, Inc., Innodata Corporation and other marketable securities.

     Interest expense in 2002 was $223,000 compared to interest income of $77,000 in 2001. The increase in 2002 is due principally to interest on margin debt in connection with the Company's arbitrage trading program.

     As a result of the above mentioned factors, the Company realized income before income taxes of $741,000 in the 2002 period compared to $4,213,000 in 2001.

     Taxes have been provided at an anticipated annualized rate of 40% for 2002. The tax rate for the second quarter of 2001 was approximately 64% to adjust for taxes not recognized in the first quarter.

     The Company realized net income of $444,000 in 2002 compared to $1,534,000 in 2001.

Six Months ended June 30, 2002 and 2001

     Revenues for the six months ended June 30, 2002 and 2001 were $26,375,000 and $33,714,000, respectively, a decrease of 22%. The Company's Professional Market segment had revenues for the six months ended June 30, 2002 and 2001 of $15,880,000 and $17,679,000, respectively, a decrease of 10% for this segment. The Company's Non-Professional Market segment had revenues of $10,495,000 and $16,035,000, respectively, for the six months ended June 30, 2002 and 2001, a decrease of 35% for this segment. Since August 2001, the Company has experienced a decline in revenues and profits from its Professional Market segment due principally to a reduction in customers' staffing that has continued during the first half of 2002. This downtrend is expected to continue for the remainder of 2002. The decline in revenues was partially offset by an increase in revenue of $1,070,000 from the Company's new Track ECN. In addition, the Non-Professional Market Segment has experienced a significant decline in revenues from its retail trading business. The rate of decline increased in the fourth quarter of 2001 as a result of new day trader rules instituted by the NASD. These rules qualified a large number of customers as day traders and required that greater equity balances be maintained by such customers.

     Direct operating costs were $14,169,000 for the six months ended June 30, 2002 and $15,774,000 for the similar period in 2001, a decrease of 10%. Direct operating costs as a percentage of revenues were 54% in 2002 and 47% in 2001. Without giving effect to unallocated depreciation and amortization expense, the Company's Professional Market segment had $7,744,000 and $6,867,000 of direct operating costs for the six months ended June 30, 2002 and 2001, respectively. Direct operating costs as a percentage of revenues for the Professional segment were 49% in 2002 and 39% in 2001. The Company's Non-Professional Market segment had $5,638,000 and $7,961,000 in direct costs for the six months ended June 30, 2002 and 2001, respectively. Direct operating costs as a percentage of revenues for the Non-Professional segment were 54% in 2002 and 50% in 2001. The increased percentage in 2002 is due to certain fixed costs that could not be reduced commensurate with the reduced revenues, and in the Professional segment, the additional costs of the Company's new Track ECN, including commissions to its subscribers.

     Selling and administrative expenses were $9,471,000 and $9,898,000 for the six months ended June 30, 2002 and 2001, respectively, a decrease of 4%. Selling and administrative expenses as a percentage of revenues was 36% in 2002 and 29% in 2001. Without giving effect to unallocated depreciation and amortization expense, selling and administrative expenses for the Professional Market segment were $5,110,000 and $5,611,000 in the 2002 and 2001 periods, respectively. For the Professional Market segment selling and administrative expenses as a percentage of revenues was 32% in 2002 and 2001. Selling and administrative expenses for the Non-Professional segment were $4,157,000 and $4,116,000 in the 2002 and 2001 periods, respectively. For the Non-Professional segment selling and administrative expense as a percentage of revenue was 40% in 2002 and 26% in 2001. The percentage increase in 2002 compared to 2001 was principally due to certain fixed costs that could not be reduced commensurate with the reduced revenues.

     Marketing and advertising costs were $457,000 in 2002 and $809,000 in 2001. The Non-Professional segment of the Company incurred $158,000 in 2002 and $727,000 in 2001. The Company has continued to reduce advertising for its retail brokerage business. The Professional Market segment spent $299,000 in 2002 and $82,000 in 2001. The increase in 2002 was attributable to marketing related to the Company's new proTrack online trading for professionals.

     The Company wrote down its investments in two privately held companies in the aggregate amount of $516,000.

     The Professional Market segment realized $2,726,000 in income before unallocated amounts, equity in net income of affiliate and income taxes in 2002 compared to $5,119,000 in 2001. The Non-Professional Market segment realized income of $543,000 in 2002 compared to $3,231,000 in 2001 before unallocated amounts, equity in net income of affiliate and income taxes.

     In 2002, the Company realized a loss of $306,000 and in 2001, a gain of $1,938,000 on the sale of certain shares of Edgar Online, Inc., Innodata Corporation and other marketable securities. In the fourth quarter of 2001, the Company expanded its arbitrage trading program to include a greater risk profile trading program. The greater risk portion of the trading program incurred a pre-tax loss of $1,400,000 in the first quarter of 2002. The Company has continued its arbitrage trading program but has discontinued the greater risk trading program.

     Interest expense in 2002 was $593,000 compared to interest income of $122,000 in 2001. The increase in 2002 is due principally to interest on margin debt in connection with the Company's arbitrage trading program.

     As a result of the above mentioned factors, the Company realized income before equity in net income from an affiliate and income taxes of $863,000 in the 2002 period compared to income of $9,293,000 in 2001.

     The equity in net income of an affiliate, Innodata, was $276,000 in 2001. The Company no longer accounts for its investment in Innodata under the equity method.

     Taxes have been provided at an anticipated annualized rate of 40% for 2002 and 28% in 2001. The lower rate in 2001 was due principally to the utilization of tax loss carryforwards.

     The Company realized net income of $517,000 in 2002 compared to $6,890,000 in 2001.

Liquidity and Capital Resources

     During the six months ended June 30, 2002, cash provided by operating activities was $3,700,000 compared to $32,716,000 in 2001. The decrease in 2002 was due to reduced operating income and also to net purchases of trading securities compared to the 2001 period that included net proceeds from marketable securities of approximately $23,000,000. Cash flows used in investing activities in 2002 was $65,000 compared to $909,000 provided by investing activities in 2001 due to significantly reduced proceeds from sales of Innodata and Edgar Online common stock. Cash flows used in financing activities, principally for the purchase of treasury stock, was $3,737,000 in 2002 compared to $5,807,000 in 2001.

     The Company has a line of credit with a bank. The line is collateralized by the assets of the Company and is guaranteed by its Chairman. Interest is charged at 1.75% above the bank's prime rate and is due on demand. The Company may borrow up to 80% of eligible accounts receivable and is required to maintain a compensating balance of 10% of the outstanding loans. At June 30, 2002, the Company had outstanding borrowings under the line of $1,117,000. The Company believes that its line of credit is sufficient for the Company's present cash requirements.

     The Company has significant positions in stocks and options and receives significant proceeds from the sale of trading securities sold but not yet purchased under the arbitrage trading strategy described in Note 7 of Notes to Condensed Consolidated Financial Statements. The Company expects that its June 30, 2002 positions will be closed during the third quarter of 2002 and that other positions with the same strategy will be established. In the fourth quarter of 2001, the Company expanded its arbitrage trading program to include a greater risk profile trading program. The greater risk portion of the trading program incurred a pre-tax loss of $1,400,000 in the first quarter of 2002. The Company has continued its arbitrage trading program but has discontinued the greater risk trading program.

     Since August 2001, the Company has experienced a decline in revenues and profits from its Professional Market segment due principally to a reduction in customers' staffing that has continued during the first half of 2002. This downtrend is expected to continue through the remainder of 2002. In addition, the Company experienced a decline in revenues from its retail trading business in the fourth quarter of 2001 after new day trader rules were instituted by the NASD. These revenues have not been replaced. The Company reduced its advertising costs in 2002 and does not expect to increase advertising for the remainder of 2002. During the first half of 2002, the Company repurchased under its buy back program approximately 1.7 million shares of its common stock for approximately $3 million. No major capital expenditures are anticipated beyond the normal replacement of equipment and additional equipment to meet customer requirements.

     During the second quarter of 2002, the Company commenced operations of its Track ECN that enables traders to display and match limit orders for stocks. The Company encourages broker-dealers and market makers to become subscribers to its ECN by paying a commission of up to $.005 per share for adding liquidity (limit orders added to the ECN order book) and charges $.007 per share for taking liquidity (those who execute against an existing bid or offer on the ECN). The Company pays $.002 of the $.005 per share each month and pays the remainder only out of the Company's collections of charges to subscribers and non-subscribers who took liquidity that month. The Company has met certain resistance in the payment of its fees by non-subscribers who access the Track ECN through Nasdaq's SuperSoes automated execution system. All methods of collecting its charges are being pursued, including the filing of arbitration cases against those parties who continue to access liquidity and refuse to pay the bills. The Company has recognized as revenues only that portion of its billing that has not been contested by users. The Company believes that it will prevail in these arbitration cases, but revenue recognition will be deferred until such cases are settled. It is anticipated that debtors will attempt to delay the arbitration process for as long as possible.

     The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the Company's financial position.

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

     The Company's customer securities activities are transacted on either a cash or margin basis. In margin transactions, the clearing broker extends credit to the Company's customers, subject to various regulatory margin requirements, collateralized by cash and securities in the customers' accounts. In the event of a decline in the market value of the securities in a margin account, the Company is required to either obtain additional collateral from the customer or to sell the customer's position if such collateral is not forthcoming. The Company is responsible for any losses on such margin loans, and has agreed to indemnify its clearing broker for losses that the clearing broker may sustain from the customer accounts introduced by the Company.

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

Quantitative and Qualitative Disclosures About Market Risk

     The Company is exposed to interest rate change market risk with respect to its credit facility with a financial institution, which is priced based on the prime rate of interest. At June 30, 2002, $1,117,000 was outstanding under the credit facility. Changes in the prime interest rate during fiscal 2002 will have a positive or negative effect on the Company's interest expense. Such exposure will increase should the Company maintain higher levels of borrowing during 2002.

     The Company has significant positions in stocks and options and receives significant proceeds from the sale of trading securities sold but not yet purchased under the arbitrage trading strategy described in Note 7 of Notes to Condensed Consolidated Financial Statements. The Company's arbitrage trading strategy is to fully cover its open positions during each month with covering option positions that expire in succeeding months. The Company expects that its June 30, 2002 positions will be closed during the third quarter of 2002 and that other positions with the same strategy will be established. In the fourth quarter of 2001, the Company expanded its arbitrage trading program to include a greater risk profile trading program. The greater risk portion of the trading program incurred a pre-tax loss of $1,400,000 in the first quarter of 2002. The Company is continuing its arbitrage trading program but has discontinued the greater risk trading program. In connection with the arbitrage trading program, the Company incurs margin loans. The Company is exposed to interest rate change market risk with respect to these margin loans. Such exposure will increase should the Company maintain higher levels of borrowing during 2002.

     The Company has investments in marketable securities consisting principally of its investments in Innodata Corporation and Edgar Online, Inc., both publicly traded companies listed on Nasdaq. The market value of such securities is dependent on future market conditions for these companies over which the Company has little or no control.


PART  II.   OTHER  INFORMATION
---------   ------------------

Item 1. Legal Proceedings. Not Applicable
        -----------------

Item 2. Changes in Securities. Not Applicable
        ---------------------

Item 3. Defaults upon Senior Securities. Not Applicable
       -------------------------------

Item 4. Submission of Matters to a Vote of Security Holders. Not Applicable
        ---------------------------------------------------

Item 5. Other Information. None
        -----------------

Item 6. (a) Exhibits.
            --------
               99 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

        (b) There were no reports on Form 8-K filed during the second quarter of 2002.



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


TRACK DATA CORPORATION



Date:  8/12/02                     /s/
       -------                     ----------------------------------
                                      Barry Hertz
                                      Chairman of the Board
                                      Chief Executive Officer

Date: 8/12/02                      /s/
      -------                      ----------------------------------
                                      Martin Kaye
                                      Chief Operating Officer
                                      Principal Financial Officer




                                                                      EXHIBIT 99



                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Track Data Corporation on Form 10-Q for the quarter ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), we, Barry Hertz, Chief Executive Officer of the Company and Martin Kaye, Chief Financial Officer of the Company, certify, to the best of our knowledge, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. the Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                                        /s/
                                                   ----------------------------
                                                   Barry Hertz
                                                   Chief Executive Officer
                                                   August 12, 2002


                                                        /s/
                                                   ----------------------------
                                                   Martin Kaye
                                                   Chief Financial Officer
                                                   August 12, 2002