Form 10-Q
period 2002-09-30
TRACK DATA CORP
filed 2002-11-13
CIK 922811

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



                For the quarterly period ended September 30, 2002

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of October 31, 2002 there were 51,500,488 shares of common stock outstanding.


PART I.   FINANCIAL INFORMATION
------    ---------------------

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

            See page 17

Item 4.     Controls and procedures
            -------------------------

            See  pages  17-18

PART II.    OTHER INFORMATION
--------    -----------------

            See page 19


                     Track Data Corporation and Subsidiaries
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                     (in thousands, except number of shares)




                                                       September 30,   December 31,
                                                           2002           2001
                                                       --------------  -------------
                                                         Unaudited    Derived from
                                                                         Audited
                                                                        Financial
                                                                       Statements
ASSETS

CASH AND EQUIVALENTS                                      $ 5,022       $ 5,687

ACCOUNTS RECEIVABLE - net                                   3,413         1,813

DUE FROM CLEARING BROKER                                      -             735

DUE FROM BROKER                                            38,856        14,813

MARKETABLE SECURITIES                                      15,629        45,623

FIXED ASSETS - at cost (net of accumulated depreciation)    3,504         4,583

EXCESS OF COST OVER NET ASSETS ACQUIRED                     1,900         1,920

NET DEFERRED INCOME TAX ASSETS                              1,219           -

OTHER ASSETS                                                1,153         1,746
                                                          -------       -------

TOTAL                                                     $70,696       $76,920
                                                          =======       =======

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
     Accounts payable and accrued expenses                $ 4,446       $ 3,099
     Note payable - bank                                    2,042         1,865
     Notes payable - other                                    967           918
     Due to clearing broker                                   215           -
     Trading securities sold but not yet purchased         43,743        46,409
     Capital lease obligations                                159           480
     Net deferred income tax liabilities                      -             805
     Other liabilities, including income taxes                905           183
                                                          -------       -------

                    Total liabilities                      52,477        53,759
                                                          -------        ------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Common stock - $.01 par value; 300,000,000
      shares authorized; issued and outstanding -
       51,884,798 shares in 2002 and
          54,739,695 shares in 2001                           519           547
     Additional paid-in capital                            15,386        18,585
     Accumulated other comprehensive income                   736         3,676
     Retained earnings                                      1,578           353
                                                          -------       -------

                    Total stockholders' equity             18,219        23,161
                                                          -------       -------

TOTAL                                                     $70,696       $76,920
                                                          =======       =======


                     See notes to condensed consolidated financial statements




                     Track Data Corporation and Subsidiaries
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                    (in thousands, except earnings per share)
                                   (Unaudited)


                                                     2002     2001
                                                    ------   ------

REVENUES                                            $41,140  $48,244
                                                    -------  -------

OPERATING COSTS AND EXPENSES:
     Direct operating costs                          23,482   22,795
     Selling and administrative expenses             13,917   14,573
     Marketing and advertising                          531    1,125
     Writedown of investments in private companies      516      -
     Gain on sale of investments in affiliate           -       (949)
     Loss (gain) on marketable securities                44   (1,719)
     Gain on sale of Internet domain name               -     (1,000)
     Interest expense (income) - net                    608     (174)
                                                    -------  -------

                    Total                            39,098   34,651
                                                    -------  -------

INCOME  BEFORE EQUITY IN NET INCOME
    OF AFFILIATE AND INCOME TAXES                     2,042   13,593

EQUITY IN NET INCOME OF AFFILIATE                       -        276
                                                    -------  -------

INCOME BEFORE INCOME TAXES                            2,042   13,869

INCOME TAXES                                            817    3,884
                                                    -------  -------

NET INCOME                                          $ 1,225  $ 9,985
                                                    =======  =======

BASIC AND DILUTED NET INCOME PER SHARE                 $.02     $.16
                                                       ====     ====

WEIGHTED AVERAGE SHARES OUTSTANDING                  53,054   60,835
                                                     ======   ======

ADJUSTED DILUTIVE SHARES OUTSTANDING                 53,419   61,099
                                                     ======   ======


      See notes to condensed consolidated financial statements


                     Track Data Corporation and Subsidiaries
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                    (in thousands, except earnings per share)
                                   (Unaudited)



                                             2002      2001
                                           -------   -------

REVENUES                                   $14,765   $14,530
                                           -------   -------

OPERATING COSTS AND EXPENSES:
     Direct operating costs                  9,313     7,022
     Selling and administrative expenses     4,446     4,674
     Marketing and advertising                  74       316
     Gain on marketable securities            (262)     (730)
     Gain on sale of Internet domain name      -      (1,000)
     Interest expense (income) - net            15       (52)
                                           -------   -------

                    Total                   13,586    10,230
                                           -------   -------

INCOME BEFORE INCOME TAXES                   1,179     4,300

INCOME TAXES                                   471     1,205
                                           -------   -------

NET INCOME                                 $   708   $ 3,095
                                           =======   =======

BASIC AND DILUTED NET INCOME PER SHARE        $.01      $.05
                                              ====      ====

WEIGHTED AVERAGE SHARES OUTSTANDING         52,314    57,814
                                            ======    ======

ADJUSTED DILUTIVE SHARES OUTSTANDING        52,326    58,092
                                            ======    ======



            See notes to condensed consolidated financial statements



                     Track Data Corporation and Subsidiaries
                CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS'
                          EQUITY AND COMPREHENSIVE LOSS
                      NINE MONTHS ENDED SEPTEMBER 30, 2002
                                 (in thousands)
                                   (Unaudited)


                                                 Accumulated
                                   Additional       Other                Compre-
                           Common   Paid-in     Comprehensive  Retained  hensive
                           Stock    Capital        Income      Earnings   Loss

BALANCE,
 JANUARY 1, 2002            $547   $18,585         $ 3,676      $  353

Net income                                                       1,225   $ 1,225

Stock options and warrants
 exercised                     2       203

Purchase and retirement of
 treasury stock              (23)   (3,471)

Contribution of stock by
 Chairman                     (7)        7

Tax effect of stock options             62
 exercised

Reclassification adjustment
 For gain on marketable
  securities - net of taxes                            (87)                  (87)

Unrealized loss on
 marketable securities -
  net of taxes                                      (2,853)               (2,853)
                                                                         -------

Comprehensive loss                                                       $(1,715)
                            ----   -------         -------      ------   =======

BALANCE,
 SEPTEMBER 30, 2002         $519   $15,386         $   736      $1,578
                            ====   =======         =======      ======



                    See notes to condensed consolidated financial statements




                     Track Data Corporation and Subsidiaries
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                 (in thousands)
                                   (Unaudited)


                                                                   2002       2001
                                                                ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                     $ 1,225    $ 9,985
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                                1,489      2,124
      Deferred taxes                                                 -        3,537
      Equity in net income of affiliate                              -         (276)
      Writedown of investments in private companies                  516        -
      Gain on sale of Internet domain name                           -       (1,000)
      Gain on sale of Innodata and Edgar Online common stock        (124)    (1,410)
      Changes in operating assets and liabilities:
            Accounts receivable and due from clearing broker        (650)      (905)
            Due from broker                                      (24,108)       -
            Marketable securities                                 25,046     (6,194)
            Other assets                                              36        437
            Accounts payable and accrued expenses                  1,347        (87)
            Securities sold, but not yet purchased                (2,666)    18,366
            Other liabilities                                        800         57
                                                                 -------    -------

                Net cash provided by operating activities          2,911     24,634
                                                                 -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of fixed assets                                          (374)      (746)
  Loans from others                                                  -           30
  Proceeds from sale of Internet domain name                         -        1,000
  Proceeds from sale of Innodata and Edgar Online common stock       170      1,688
                                                                 -------    -------

           Net cash (used in) provided by investing activities      (204)     1,972
                                                                 -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments under capital lease obligations                          (321)      (701)
  Net proceeds from note payable - bank                              177        532
  Net proceeds from notes payable - other                             50         60
  Net payments on loans from employee savings program                (49)       (26)
  Purchase of treasury stock                                      (3,431)   (10,150)
  Proceeds from exercise of stock options                            215         61
                                                                 -------    -------

                 Net cash used in financing activities            (3,359)   (10,224)
                                                                 -------    -------

EFFECT OF EXCHANGE RATE DIFFERENCES ON CASH                          (13)        (1)
                                                                 -------    -------

NET (DECREASE) INCREASE IN CASH                                     (665)    16,381

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                          5,687      6,506
                                                                 -------    -------

CASH AND EQUIVALENTS, END OF PERIOD                              $ 5,022    $22,887
                                                                 =======    =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid for:
          Interest                                               $ 1,045    $   319
          Income taxes                                           $    45    $   371

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
     AND FINANCING ACTIVITIES:
     Equipment acquisitions financed by capital leases           $   -      $   123



                   See notes to condensed consolidated financial statements



                     Track Data Corporation and Subsidiaries
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)

1. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2002, and the results of operations for the three and nine month periods ended September 30, 2002 and 2001, and of cash flows for the nine months ended September 30, 2002 and 2001. The results of operations for the nine months ended September 30, 2002 are not necessarily indicative of results that may be expected for any other interim period or for the full year.

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

2. During the nine months ended September 30, 2002, options to purchase 232,150 shares were exercised at prices of $0.50 to $1.50, aggregating net proceeds to the Company of $205,000.

3. During the nine months ended September 30, 2002, 2,437,047 shares of the Company's common stock were purchased at a cost of $3,494,000.

4. The Company charges all costs incurred to establish the technological feasibility of a product or product enhancement to research and development expense. Research and development expenses were $237,000 and $230,000 for the nine months ended September 30, 2002 and 2001, respectively.

5. Advertising costs, charged to operations when incurred, were $531,000 and $1,125,000 for the nine months ended September 30, 2002 and 2001, respectively.

6. Until May 7, 2001, when the Company's Chairman and CFO resigned as officers and directors of Innodata Corporation, the Company accounted for its investment in Innodata using the equity method under which the Company's share of the affiliate's earnings was included in its results of operations. The Company's investment in Innodata has been accounted for as available for sale securities after such date. As of September 30, 2002, the Company owned 1,904,656 shares of Innodata common stock, or approximately 9% of its outstanding common stock. See Note 7.

7.   Marketable securities consists of the following (in thousands):



                                                           September 30,  December 31,
                                                               2002          2001
Edgar Online - Available for sale securities - at market     $ 1,157       $ 2,209
Innodata - Available for sale securities - at market           1,905         5,800
Trading securities - at market                                12,567        37,614
                                                             -------       -------
                                                             $15,629       $45,623
                                                             =======       =======
Trading securities sold but not yet purchased - at market    $43,743       $46,409
                                                             =======       =======



     The Company owns 696,800 shares of Edgar Online, Inc. ("EOL"), an Internet-based supplier of business, financial and competitive intelligence derived from U.S. Securities and Exchange Commission data. The Company carries the investment at $1,157,000, the market value at September 30, 2002. The difference between the cost of $9,000 and fair market value of these securities, net of $459,000 in deferred taxes, or $689,000 is classified as a component of accumulated other comprehensive income included in stockholders' equity.

     The Company owns 1,904,656 shares of Innodata, a provider of digital content outsourcing services. The Company carries the investment at $1,905,000, the market value at September 30, 2002. The difference between the cost of $1,826,000 and fair market value of these securities, net of $32,000 in deferred taxes, or $47,000 is classified as a component of accumulated other comprehensive income included in stockholders' equity.

     The Company engages in arbitrage trading activity in which it seeks to fully cover open positions in its trading accounts during each month with covering positions that expire in succeeding months. As part of this activity, the Company has significant positions in stocks and options and receives significant proceeds from the sale of trading securities sold but not yet purchased. As of September 30, 2002, trading securities had a long market value of $12,567,000 with a cost of $14,149,000, or a net unrealized loss of $1,582,000. Securities sold but not yet purchased, had a short market value of $43,743,000 with a cost/short proceeds of $44,877,000, or a net unrealized gain of $1,134,000. The Company expects that its September 30, 2002 positions will be closed during the fourth quarter of 2002 and that other positions with the same strategy will be established. The Company has pledged its holdings in Edgar Online and Innodata as collateral for its trading accounts. In addition, the Company's Chairman has pledged approximately 10 million shares of his holdings in the Company's common stock as collateral for these accounts. The Company is paying its Chairman at the rate of 2% per annum on the value of the collateral pledged. Such payments aggregated $120,000 for the nine months ended September 30, 2002. During the nine months ended September 30, 2002, the Company's broker-dealer subsidiary paid to the Company's Chairman $41,000 in net commissions for trades in his personal trading account that added liquidity to the Track ECN (See Note 12).

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


                                              Three Months        Nine Months
                                           Ended September 30, Ended September 30,
                                             2002      2001     2002      2001

Revenues
Professional Market                        $10,388   $ 9,246   $26,268   $26,925
Non-Professional Market                      4,377     5,284    14,872    21,319
                                           -------   -------  --------   -------
 Total                                     $14,765   $14,530   $41,140   $48,244
                                           =======   =======   =======   =======

Income before unallocated
 amounts, equity in net income
   of affiliate and income taxes:
Professional Market                        $ 1,282   $ 2,494   $ 4,008   $ 7,613
Non-Professional Market                        149       584       691     3,815
Unallocated amounts:
 Depreciation and amortization                (499)     (560)   (1,489)   (1,677)
 Writedown of investments                      -         -        (516)      -
 Gain (loss) on marketable securities
   and sale of investment in affiliate         262       730       (44)    2,668
 Gain on sale of Internet domain name          -       1,000       -       1,000
 Interest (expense) income, net                (15)       52      (608)      174
                                           -------   -------   -------   -------
Income before equity in net
 income of affiliate and income taxes        1,179     4,300     2,042    13,593

Equity in net income of affiliate              -         -         -         276
                                           -------   -------   -------   -------
Income before taxes                        $ 1,179   $ 4,300   $ 2,042   $13,869
                                           =======   =======   =======   =======



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

     The Company's customer securities activities are transacted on either a cash or margin basis. In margin transactions, the clearing broker extends credit to the Company's customers, subject to various regulatory margin requirements, collateralized by cash and securities in the customers' accounts. In the event of a decline in the market value of the securities in a margin account, the Company is required to either obtain additional collateral from the customer or to sell the customer's position if such collateral is not forthcoming. The Company is responsible for any losses on such margin loans, and has agreed to indemnify its clearing broker for losses that the clearing broker may sustain from the customer accounts introduced by the Company. The Company's Chairman and CEO has a margin loan of approximately $3.5 million as a customer of the Company's broker-dealer which is collateralized by 14 million of the Company's shares owned by him and which is also subject to such indemnity in the event the clearing broker were to sustain losses.

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

     As of September 30, 2002, TDSC was required to maintain minimum net capital, in accordance with SEC rules, of $1 million and had total net capital of $1,276,000, or approximately $276,000 in excess of minimum net capital requirements.

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

12. During the second quarter of 2002, the Company commenced operations of its Track ECN that enables traders to display and match limit orders for stocks. The Company encourages broker-dealers and market makers to become subscribers to its ECN by paying a commission of up to $.005 per share for adding liquidity (limit orders added to the ECN order book) and charges $.007 per share for taking liquidity (those who execute against an existing bid or offer on the ECN). The Company pays $.002 (increased to $.00225 as of November 1, 2002) of the $.005 per share each month and pays the remainder only out of the Company's collections of charges to subscribers and non-subscribers who took liquidity that month. The Company has met certain resistance in the payment of its fees by non-subscribers who access the Track ECN through Nasdaq's SuperSoes automated execution system. All methods of collecting its charges are being pursued, including the filing of arbitration cases against those parties who continue to access liquidity and refuse to pay the bills. The Company has recognized as revenues only that portion of its billing that has not been contested by users. The Company believes that it will prevail in these arbitration cases, but revenue recognition will be deferred until such cases are settled. It is anticipated that these parties will attempt to delay the arbitration process for as long as possible.

13.  Comprehensive income (loss) is as follows (in thousands):


                                       Three Months Ended   Nine Months Ended
                                          September 30,       September 30,
                                        2002        2001      2002     2001

Net income                             $ 708      $ 3,095   $ 1,225   $ 9,985
Unrealized (loss) gain on marketable
 securities-net of taxes                (511)      (2,419)   (2,853)    1,030
Reclassification adjustment for
 gain on marketable securities
   - net of taxes                        -            -         (87)      -
                                       -----      -------   -------   -------
Comprehensive income (loss)            $ 197      $   676   $(1,715)  $11,015
                                       =====      =======   =======   =======



14. NASDAQ has advised the Company that its shares may no longer be eligible for listing on the NASDAQ National Market if the bid price of its common stock does not close at $1.00 per share for a minimum of 10 consecutive trading days before December 11, 2002. NASDAQ may exempt the Company from the $1 closing bid price requirement until September 8, 2003 if the Company transfers to the NASDAQ SmallCap Market and meets certain conditions. In September 2002, the Board of Directors and stockholders representing a majority of the voting stock approved a one for six reverse stock split. The Company has not yet determined whether and when to effectuate this split.




                     Track Data Corporation and Subsidiaries
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Results of Operations

Three Months ended September 30, 2002 and 2001

     Revenues for the three months ended September 30, 2002 and 2001 were $14,765,000 and $14,530,000, respectively, an increase of 2%. The Company's Professional Market segment had revenues for the three months ended September 30, 2002 and 2001 of $10,388,000 and $9,246,000, respectively, an increase of
12% for this segment. The Company's Non-Professional Market segment had revenues of $4,377,000 and $5,284,000 for the three months ended September 30, 2002 and 2001, respectively, a decrease of 17% for this segment. Professional Market segment revenues in 2002 includes revenue of $3,019,000 from the Company's new Track ECN. This increase was offset by a decline in revenues from its Professional Market segment market data business due principally to a reduction in customers' staffing that began in 2001 and has continued during 2002. This downtrend is expected to continue, at least for the remainder of 2002. In addition, the Non-Professional Market segment has experienced a significant decline in revenues from its retail trading business. The rate of decline increased in the fourth quarter of 2001 as a result of new day trader rules instituted by the NASD. These rules qualified a large number of customers as day traders and required that greater equity balances be maintained by such customers.

     Direct operating costs were $9,313,000 for the three months ended September 30, 2002 and $7,022,000 for the similar period in 2001, an increase of 33%. Direct operating costs as a percentage of revenues were 63% in 2002 and 48% in 2001. Without giving effect to unallocated depreciation and amortization expense, the Company's Professional Market segment had $6,595,000 and $3,740,000 of direct costs for the three months ended September 30, 2002 and 2001, respectively. Direct operating costs as a percentage of revenues for the Professional segment were 63% in 2002 and 40% in 2001. The increased dollars and percentage in 2002 in the Professional segment is due to costs associated with the Company's new Track ECN, including commissions to its subscribers and clearing costs, as well as certain fixed costs that could not be reduced commensurate with the reduced revenues from its market data business. The Company's Non-Professional Market segment had $2,323,000 and $3,058,000 in direct costs for the three months ended September 30, 2002 and 2001, respectively. Direct operating costs as a percentage of revenues for the Non-Professional segment were 53% in 2002 and 58% in 2001. The decline in Non-Professional segment costs was due principally to the decline in revenues. The decline in percentage is due to Track ECN absorbing certain of the fixed costs. Direct operating costs include direct payroll, direct telecommunication costs, computer supplies, depreciation, equipment lease expense and the amortization of software development costs, costs of clearing, back office payroll, other direct broker-dealer expenses and ECN customer commissions.

     Selling and administrative expenses were $4,446,000 and $4,674,000 for the three months ended September 30, 2002 and 2001, respectively, a decrease of 5%. Selling and administrative expenses as a percentage of revenues was 30% in 2002 and 32% in 2001. Without giving effect to unallocated depreciation and amortization expense, selling and administrative expenses for the Professional Market segment were $2,442,000 and $2,891,000 in the 2002 and 2001 periods, respectively. For the Professional Market segment selling and administrative expenses as a percentage of revenues was 24% in 2002 and 31% in 2001. The decline in percentage is due principally to lower selling and administrative expenses associated with the increased revenues from the New Track ECN. Selling and administrative expenses for the Non-Professional segment were $1,899,000 and $1,446,000 in the 2002 and 2001 periods, respectively. For the Non-Professional segment selling and administrative expense as a percentage of revenue was 43% in 2002 and 27% in 2001. The percentage increase in 2002 compared to 2001 was principally due to certain fixed costs that could not be reduced commensurate with the reduced revenues.

     Marketing and advertising costs were $74,000 in 2002 and $316,000 in 2001. The Non-Professional segment of the Company incurred $5,000 of costs in 2002 and $194,000 in 2001. The Professional Market segment spent $69,000 in 2002 and $122,000 in 2001. The Company has continued to reduce its costs for all business lines.

     The Professional Market segment realized $1,282,000 in income before unallocated amounts, equity in net income of affiliate and income taxes in 2002 compared to $2,494,000 in 2001. The Non-Professional Market segment realized income before unallocated amounts, equity in net income of affiliate and income taxes of $149,000 in 2002 compared to income of $584,000 in 2001.

     The Company realized a gain of $262,000 in 2002 and a gain of $730,000 in 2001 on the sale of certain shares of Edgar Online, Inc., Innodata Corporation and other marketable securities. The reduced income in 2002 is due principally to significantly reduced value of the common stock used as collateral for the trading account, resulting in less trading during the period.

     In July 2001, the Company sold an Internet domain name to a European entity for $1 million.

     Interest expense in 2002 was $15,000 compared to interest income of $52,000 in 2001. The increase in interest expense in 2002 is due principally to reduced interest received in connection with the Company's arbitrage trading program.

     As a result of the above mentioned factors, the Company realized income before income taxes of $1,179,000 in the 2002 period compared to $4,300,000 in 2001.

     Taxes have been provided at an anticipated annualized rate of 40% for 2002 and 28% in 2001. The lower rate in 2001 was due principally to the utilization of tax loss carryforwards.

     The Company realized net income of $708,000 in 2002 compared to $3,095,000 in 2001.


Nine Months ended September 30, 2002 and 2001

     Revenues for the nine months ended September 30, 2002 and 2001 were $41,140,000 and $48,244,000, respectively, a decrease of 15%. The Company's Professional Market segment had revenues for the nine months ended September 30, 2002 and 2001 of $26,268,000 and $26,925,000, respectively, a decrease of 2% for this segment. The Company's Non-Professional Market segment had revenues of $14,872,000 and $21,319,000, respectively, for the nine months ended September 30, 2002 and 2001, a decrease of 30% for this segment. Since August 2001, the Company has experienced a decline in revenues and profits from its Professional Market segment due principally to a reduction in customers' staffing. This downtrend is expected to continue, at least for the remainder of 2002. The decline in revenues was partially offset by an increase in revenue of $4,089,000 from the Company's new Track ECN. In addition, the Non-Professional Market segment has experienced a significant decline in revenues from its retail trading business. The rate of decline increased in the fourth quarter of 2001 as a result of new day trader rules instituted by the NASD. These rules qualified a large number of customers as day traders and required that greater equity balances be maintained by such customers.

     Direct operating costs were $23,482,000 for the nine months ended September 30, 2002 and $22,795,000 for the similar period in 2001, an increase of 3%. Direct operating costs as a percentage of revenues were 57% in 2002 and 47% in 2001. Without giving effect to unallocated depreciation and amortization expense, the Company's Professional Market segment had $14,339,000 and $10,607,000 of direct operating costs for the nine months ended September 30, 2002 and 2001, respectively. Direct operating costs as a percentage of revenues for the Professional segment were 55% in 2002 and 39% in 2001. The increased dollars and percentage in 2002 in the Professional segment is due to costs associated with the Company's new Track ECN, including commissions to its subscribers and clearing costs, as well as certain fixed costs that could not be reduced commensurate with the reduced revenues from its market data business. The Company's Non-Professional Market segment had $7,961,000 and $11,030,000 in direct costs for the nine months ended September 30, 2002 and 2001, respectively. Direct operating costs as a percentage of revenues for the Non-Professional segment were 54% in 2002 and 52% in 2001. The increased percentage in 2002 is due to certain fixed costs that could not be reduced commensurate with the reduced revenues.

     Selling and administrative expenses were $13,917,000 and $14,573,000 for the nine months ended September 30, 2002 and 2001, respectively, a decrease of 5%. Selling and administrative expenses as a percentage of revenues was 34% in 2002 and 30% in 2001. Without giving effect to unallocated depreciation and amortization expense, selling and administrative expenses for the Professional Market segment were $7,553,000 and $8,502,000 in the 2002 and 2001 periods, respectively. For the Professional Market segment selling and administrative expenses as a percentage of revenues was 29% in 2002 and 32% in 2001. The decline in percentage is due principally to lower selling and administrative expenses associated with the increased revenues from the new Track ECN. Selling and administrative expenses for the Non-Professional segment were $6,056,000 and $5,552,000 in the 2002 and 2001 periods, respectively. For the Non-Professional segment selling and administrative expense as a percentage of revenue was 41% in 2002 and 26% in 2001. The percentage increase in 2002 compared to 2001 was principally due to certain fixed costs that could not be reduced commensurate with the reduced revenues.

     Marketing and advertising costs were $531,000 in 2002 and $1,125,000 in 2001. The Non-Professional segment of the Company incurred $163,000 in 2002 and $921,000 in 2001. The Company has continued to reduce advertising for its retail brokerage business. The Professional Market segment spent $368,000 in 2002 and $204,000 in 2001. The increase in 2002 was attributable to marketing related to the Company's new proTrack online trading for professionals.

     The Company in 2002 wrote down its investments in two privately held companies in the aggregate amount of $516,000.

     The Professional Market segment realized $4,008,000 in income before unallocated amounts, equity in net income of affiliate and income taxes in 2002 compared to $7,613,000 in 2001. The Non-Professional Market segment realized income of $691,000 before unallocated amounts, equity in net income of affiliate and income taxes in 2002 compared to $3,815,000 in 2001.

     The Company realized a loss of $44,000 in 2002 and a gain of $2,668,000 in 2001 on the sale of certain shares of Edgar Online, Inc., Innodata Corporation and other marketable securities. In the fourth quarter of 2001, the Company expanded its arbitrage trading program to include a greater risk profile trading program. The greater risk portion of the trading program incurred a pre-tax loss of $1,400,000 in the first quarter of 2002. The Company has continued its arbitrage trading program but has discontinued the greater risk trading program.

     In July 2001, the Company sold an Internet domain name to a European entity for $1 million.

     Interest expense in 2002 was $608,000 compared to interest income of $174,000 in 2001. The increase in interest expense in 2002 is due principally to interest on margin debt in connection with the Company's arbitrage trading program.

     As a result of the above mentioned factors, the Company realized income before equity in net income from an affiliate and income taxes of $2,042,000 in the 2002 period compared to income of $13,593,000 in 2001.

     The equity in net income of an affiliate, Innodata, was $276,000 in 2001. The Company no longer accounts for its investment in Innodata under the equity method.

     Taxes have been provided at an anticipated annualized rate of 40% for 2002 and 28% in 2001. The lower rate in 2001 was due principally to the utilization of tax loss carryforwards.

     The Company realized net income of $1,225,000 in 2002 compared to $9,985,000 in 2001.


Liquidity and Capital Resources

     During the nine months ended September 30, 2002, cash provided by operating activities was $2,911,000 compared to $24,634,000 in 2001. The decrease in 2002 was due to reduced operating income and also to net purchases of trading securities compared to the 2001 period that included net proceeds from marketable securities of approximately $18,000,000. Cash flows used in investing activities in 2002 was $204,000 compared to $1,972,000 provided by investing activities in 2001 due to proceeds from sales of Innodata and Edgar Online common stock and the sale of an Internet domain name. Cash flows used in financing activities, principally for the purchase of treasury stock, was $3,359,000 in 2002 compared to $10,224,000 in 2001.

     The Company has a line of credit with a bank. The line is collateralized by the assets of the Company and is guaranteed by its Chairman. Interest is charged at 1.75% above the bank's prime rate and is due on demand. The Company may borrow up to 80% of eligible market data service receivables and is required to maintain a compensating balance of 10% of the outstanding loans. At September 30, 2002, the Company had outstanding borrowings under the line of $2,042,000. The Company believes that its line of credit is sufficient for the Company's present cash requirements.

     The Company has significant positions in stocks and options and receives significant proceeds from the sale of trading securities sold but not yet purchased under the arbitrage trading strategy described in Note 7 of Notes to Condensed Consolidated Financial Statements. The Company expects that its September 30, 2002 positions will be closed during the fourth quarter of 2002 and that other positions with the same strategy will be established. The level of trading activity is substantially dependent on the value of the shares of Track Data, Innodata and Edgar Online common stock that is held as collateral. During the third quarter of 2002, trading was limited due to a reduction in the market price of each of the securities held as collateral. See Note 7 of Notes to Condensed Consolidated Financial Statements. In the fourth quarter of 2001, the Company expanded its arbitrage trading program to include a greater risk profile trading program. The greater risk portion of the trading program incurred a pre-tax loss of $1,400,000 in the first quarter of 2002. The Company has continued its arbitrage trading program but has discontinued the greater risk trading program.

     Since August 2001, the Company has experienced a decline in revenues and profits from its Professional Market segment due principally to a reduction in customers' staffing that has continued during 2002. This downtrend is continuing at least through the remainder of 2002. In addition, the Company experienced a decline in revenues from its retail trading business in the fourth quarter of 2001 after new day trader rules were instituted by the NASD. These revenues have not been replaced. The Company reduced its advertising costs in 2002 and does not expect to increase advertising for the remainder of 2002. During the nine months ended September 30, 2002, the Company repurchased under its buy back program approximately 2.4 million shares of its common stock for $3.5 million. No major capital expenditures are anticipated beyond the normal replacement of equipment and additional equipment to meet customer requirements.

     During the second quarter of 2002, the Company commenced operations of its Track ECN that enables traders to display and match limit orders for stocks.
The Company encourages broker-dealers and market makers to become subscribers to its ECN by paying a commission of up to $.005 per share for adding liquidity (limit orders added to the ECN order book) and charges $.007 per share for taking liquidity (those who execute against an existing bid or offer on the ECN). The Company pays $.002 (increased to $.00225 as of November 1, 2002) of the $.005 per share each month and pays the remainder only out of the Company's collections of charges to subscribers and non-subscribers who took liquidity that month. The Company has met certain resistance in the payment of its fees by non-subscribers who access the Track ECN through Nasdaq's SuperSoes automated execution system. All methods of collecting its charges are being pursued, including the filing of arbitration cases against those parties who continue to access liquidity and refuse to pay the bills. The Company has recognized as revenues only that portion of its billing that has not been contested by users. The Company believes that it will prevail in these arbitration cases, but revenue recognition will be deferred until such cases are settled. It is anticipated that debtors will attempt to delay the arbitration process for as long as possible.

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


Inflation and Seasonally

     To date, inflation has not had a significant impact on the Company's operations. The Company's revenues are not affected by seasonally .


Quantitative and Qualitative Disclosures About Market Risk

     The Company is exposed to interest rate change market risk with respect to its credit facility with a financial institution, which is priced based on the prime rate of interest. At September 30, 2002, $2,042,000 was outstanding under the credit facility. Changes in the prime interest rate during fiscal 2002 will have a positive or negative effect on the Company's interest expense. Such exposure will increase should the Company maintain higher levels of borrowing during the balance of 2002.

          The Company has significant positions in stocks and options and receives significant proceeds from the sale of trading securities sold but not yet purchased under the arbitrage trading strategy described in Note 7 of Notes to Condensed Consolidated Financial Statements. The Company's arbitrage trading strategy is to fully cover its open positions during each month with covering option positions that expire in succeeding months. The Company expects that its September 30, 2002 positions will be closed during the fourth quarter of 2002 and that other positions with the same strategy will be established. In the fourth quarter of 2001, the Company expanded its arbitrage trading program to include a greater risk profile trading program. The greater risk portion of the trading program incurred a pre-tax loss of $1,400,000 in the first quarter of 2002. The Company is continuing its arbitrage trading program but has discontinued the greater risk trading program. In connection with the arbitrage trading program, the Company incurs margin loans. The Company is exposed to interest rate change market risk with respect to these margin loans. Such exposure will increase should the Company maintain higher levels of borrowing during 2002. The level of trading in the arbitrage trading account is dependent on the value of Track Data, Innodata and Edgar Online common stock which is used as collateral. The price of these stocks declined during 2002.

     The Company has investments in Innodata and Edgar Online, both publicly traded companies listed on Nasdaq. The market value of such securities is dependent on future market conditions for these companies over which the Company has little or no control.


Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures.

     An evaluation has been carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and the operation of our "disclosure controls and procedures" (as such term is defined in Rules 13a-14(c) under the Securities Exchange Act of 1934). This evaluation took place as of a date within 90 days prior to the filing date of this quarterly report ("Evaluation Date"). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, the disclosure controls and procedures are reasonably designed and effective to ensure that (i) information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)  Changes in Internal Controls.

     Since the Evaluation Date, there have not been any significant changes in our internal controls or in other factors that could significantly affect such controls.

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



     PART II.   OTHER INFORMATION
     -------    ------------------

Item 1.     Legal Proceedings. Not Applicable
            -----------------

Item 2.     Changes in Securities. Not Applicable
            ---------------------

Item 3.     Defaults upon Senior Securities. Not Applicable
            -------------------------------

Item 4.     Submission of Matters to a Vote of Security Holders.
            ---------------------------------------------------

            The following matters were voted on at the August 13, 2002 Annual Meeting of Stockholders. The total shares voted were 48,830,825.

                                                For        Against     Abstain
                                                ---        -------     -------
            Election of Directors:
                   Abraham Biderman          48,465,710     365,115
                   E. Bruce Fredrikson       48,465,710     365,115
                   Jay Gelman                47,013,410   1,817,415
                   Barry Hertz               47,013,410   1,817,415
                   Martin Kaye               47,013,410   1,817,415
                   Jack Spiegelman           48,465,710     365,115
                   Stanley Stern             46,948,310   1,882,515
                   Charles Zabatta           48,465,710     365,115

            Approval of Stock Option Plan:   47,497,960   1,242,662     90,203

            Appointment of Auditors:         48,606,427     127,803     96,595


Item 5. Other Information. None
        -----------------

Item 6. (a) Exhibits.
            --------
            99 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

        (b) There were no reports on Form 8-K filed during the third quarter of 2002.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


TRACK DATA CORPORATION



Date:  11/12/02                               /s/
       --------                   --------------------------------
                                           Barry Hertz
                                       Chairman of the Board
                                      Chief Executive Officer

Date:  11/12/02                               /s/
       --------                   --------------------------------
                                         Martin Kaye
                                    Chief Operating Officer
                                  Principal Financial Officer



                                  CERTIFICATION

I, Barry Hertz, CEO of Track Data Corporation, certify that:

1.   I have reviewed this report on Form 10-Q of Track Data Corporation;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures and internal controls and procedures for financial reporting (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b. Designed such internal controls and procedures for financial reporting, or caused such internal controls and procedures for financial reporting to be designed under their supervision, to provide reasonable assurances that the registrant's financial statements are fairly presented in conformity with generally accepted accounting principles;

     c. Evaluated the effectiveness of the registrant's disclosure controls and procedures and internal controls and procedures for financial reporting as of the end of the period covered by this report (the "Evaluation Date");

     d. Presented in this report our conclusions about the effectiveness of the disclosure controls and procedures and internal controls and procedures for financial reporting based on our evaluation as of the Evaluation Date;

     e. Disclosed to the registrant's auditors and the audit committee of the board of directors (or persons performing the equivalent functions):

          i. All significant deficiencies and material weaknesses in the design or operation of internal controls and procedures for financial reporting which could adversely affect the registrant's ability to record, process, summarize and report financial information required to be disclosed by the registrant in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.), within the time periods specified in the U.S.
               Securities and Exchange Commission's rules and forms; and

          ii. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls and procedures for financial reporting; and

     f. Indicated in this report any significant changes in the registrant's internal controls and procedures for financial reporting or in other factors that could significantly affect internal controls and procedures for financial reporting made during the period covered by this report, including any actions taken to correct significant deficiencies and material weaknesses in the registrant's internal controls and procedures for financial reporting.



Date:  November  12,  2002                       /s/
                                                 ---------------------------
                                                 Barry  Hertz,  CEO
                                                (principal  executive  officer)



                                  CERTIFICATION

I, Martin Kaye, CFO of Track Data Corporation, certify that:

1.   I have reviewed this report on Form 10-Q of Track Data Corporation;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures and internal controls and procedures for financial reporting (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b. Designed such internal controls and procedures for financial reporting, or caused such internal controls and procedures for financial reporting to be designed under their supervision, to provide reasonable assurances that the registrant's financial statements are fairly presented in conformity with generally accepted accounting principles;

     c. Evaluated the effectiveness of the registrant's disclosure controls and procedures and internal controls and procedures for financial reporting as of the end of the period covered by this report (the "Evaluation Date");

     d. Presented in this report our conclusions about the effectiveness of the disclosure controls and procedures and internal controls and procedures for financial reporting based on our evaluation as of the Evaluation Date;

     e. Disclosed to the registrant's auditors and the audit committee of the board of directors (or persons performing the equivalent functions):

          i. All significant deficiencies and material weaknesses in the design or operation of internal controls and procedures for financial reporting which could adversely affect the registrant's ability to record, process, summarize and report financial information required to be disclosed by the registrant in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.), within the time periods specified in the U.S.
               Securities and Exchange Commission's rules and forms; and

          ii. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls and procedures for financial reporting; and

     f. Indicated in this report any significant changes in the registrant's internal controls and procedures for financial reporting or in other factors that could significantly affect internal controls and procedures for financial reporting made during the period covered by this report, including any actions taken to correct significant deficiencies and material weaknesses in the registrant's internal controls and procedures for financial reporting.



Date: November 12, 2002                          /s/
                                                 ------------------------------
                                                 Martin Kaye, CFO
                                                 (principal financial officer)


EXHIBIT 99



                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Track Data Corporation on Form 10-Q for the quarter ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), we, Barry Hertz, Chief Executive Officer of the Company and Martin Kaye, Chief Financial Officer of the Company, certify, to the best of our knowledge, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     1. the Report fully complies with the requirements of Section 13(a) or 15(d)of the Securities Exchange Act of 1934; and

     2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                        /s/
                                        -------------------------------
                                        Barry Hertz
                                        Chief Executive Officer
                                        November 12, 2002


                                        /s/
                                        -------------------------------
                                        Martin Kaye
                                        Chief Financial Officer
                                        November 12, 2002