Form 10-K
period 2002-12-31
TRACK DATA CORP
filed 2003-03-26
CIK 922811

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(Mark One)
/x/  Annual report under section 13 or 15(d) of the securities exchange act of
     1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

/ / Transition report under section 13 or 15(d) of the securities exchange act of 1934

COMMISSION FILE NUMBER  0-24634

                             TRACK DATA CORPORATION
             (Exact name of registrant as specified in its charter)





        DELAWARE                                    22-3181095
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

         95 ROCKWELL PLACE
         BROOKLYN, NEW YORK                                           11217
(Address of principal executive offices)                            (Zip Code)

       (718) 522-7373
(Registrant's telephone number)




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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

Indicate by checkmark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes / / No /x/


State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant's most recently completed second fiscal quarter. Based on the average bid and ask price of the Company's Common Stock on June 30, 2002 of $1.18 per share. $28,142,000.

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
   50,637,057 SHARES OF COMMON STOCK, $.01 PAR VALUE, AS OF FEBRUARY 28, 2003.

                       DOCUMENTS INCORPORATED BY REFERENCE
                             [SEE INDEX TO EXHIBITS]


                                     PART I


     Disclosures in this Form 10-K contain certain forward-looking statements, including, without limitation, statements concerning the Company's operations, economic performance and financial condition. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words "believe," "expect," "anticipate" and other similar expressions generally identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. These forward-looking statements are based largely on the Company's current expectations and are subject to a number of risks and uncertainties, including, without limitation, changes in external market factors, changes in the Company's business or growth strategy or an inability to execute its strategy due to changes in its industry or the economy generally, the emergence of new or growing competitors, various other competitive factors and other risks and uncertainties indicated from time to time in the Company's filings with the Securities and Exchange Commission. Actual results could differ materially from the results referred to in the forward-looking statements. In light of these risks and uncertainties, there can be no assurance that the results referred to in the forward-looking statements contained in this Form 10-K will in fact occur. The Company makes no commitment to revise or update any forward looking statements in order to reflect events or circumstances after the date any such statement is made.

ITEM 1. BUSINESS

     Track Data Corporation (the "Company") is a financial services company that owns Track Data Securities Corp. ("TDSC"), a registered securities broker-dealer and member of the National Association of Securities Dealers, Inc. ("NASD").
The Company provides a proprietary, fully integrated Internet-based online trading and market data system, proTrack, for the institutional trader and myTrack, for the individual trader. The proTrack system is also licensed as a trading platform for other broker-dealers. The Company provides real-time financial market data, fundamental research, charting, and analytical services to institutional and individual investors through dedicated telecommunication lines and the Internet. The Company also disseminates news and third-party database information from more than 100 sources worldwide.

     The Company also owns and operates the Track ECN, an electronic communications network that allows traders to display and match limit orders for stocks. Track ECN offers subscribers a Rebate Model, which offers the highest published rebate in the industry, and a Free Model, which offers no access fees to market participants who access its liquidity through Nasdaq's SuperMontage. Track ECN offers subscribers anonymous executions and speed. Both the Rebate Model and the Free Model participate in Nasdaq's new trading platform, SuperMontage.

     The Company has delivered mission-critical information to the most demanding customers in the investment community since 1981. Market data is delivered directly from original sources (such as the exchanges) to the Company's facilities, where the data is simultaneously redistributed to its customers. myTrack and proTrack operate through the use of proprietary application software. Once the user is attached to the Company's host server, the connection link is constant, like an open telephone connection. This allows the system to provide dynamically updating stock quotes and news and to immediately respond to all queries. Utilizing the built-in trading platform allows the user to enter a trade that is received by the Company's server instantaneously, as the connection is the same one that is already connected for market data. The Company also offers proTrack through a direct point-to-point T1 connection.

     The Company maintains offices in the U.S. and Europe, with executive offices located at 95 Rockwell Place, Brooklyn, New York 11217. Its telephone number is 212-943-4555 or 718-522-7373.

     The Company's operations are classified in two business segments: (1) Internet-based online trading, market data services and ECN services to the institutional professional investment community, and (2) online trading and market data services to the non-professional individual investor community. The Company also engages in arbitrage trading. See Notes C and H of Notes to Consolidated Financial Statements.


A. ONLINE TRADING, MARKET DATA SERVICES AND ECN SERVICES TO THE INSTITUTIONAL PROFESSIONAL INVESTMENT COMMUNITY

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

          Since August 2001, the Company has experienced a decline in revenues for its market data services to the Professional Market segment due principally to a reduction in customers' staffing. Management expects this trend to continue through the first half of 2003. MarkeTrack currently serves over 2,000 customers in trading and institutional investment management positions. Customers include floor traders, block traders, market makers, OTC traders, options specialists, head traders, arbitrageurs and hedge fund managers.


     PROTRACK ONLINE TRADING

          The Company offers a direct access state-of-the-art trading system for the professional market, proTrack. Many competing systems are connected with a particular market maker or ECN that requires all trades to first pass through that platform, even when the execution will not be done there. proTrack enables the trader to access the market directly. There is also smart order routing built into the system for times when a routing destination is not selected by the trader. proTrack is a Windows-based fully customizable system with flexibility to display the information the trader wants to see with dynamically updating linked windows.

          Among many trading features offered by proTrack are: point and click equities and options trading, direct access to market makers and ECN's, hot keys, smart order routing, reserve book, quick modification of existing orders, multiple order types and a wide variety of market data and news.

          proTrack offers trading through the Company's wholly-owned broker-dealer subsidiary, TDSC, clearing through Penson Financial Services, Inc. proTrack also offers its trading platform, with direct access to market makers and ECNs, to broker-dealers who wish to route orders utilizing the advanced features of proTrack.

          proTrack is available on a private label basis and is customized, where required, to particular trading requirements. Pricing of the services is dependent on trading volume, market data services required and necessary clearing costs.


     ELECTRONIC COMMUNICATIONS NETWORK

          In February 2002, TDSC received authorization from the NASD and the Securities and Exchange Commission to operate an Electronic Communications Network ("ECN") that enables traders to display and match limit orders for stocks. This authorization allows trading of Nasdaq National Market, SmallCap, and exchange-listed securities on its ECN trading platform. In order to set the Track ECN apart from other ECNs, the Company has incorporated state-of-the-art trading functionality into the ECN. This functionality is normally available only on sophisticated front-end trading platforms. Through December 31, 2002, the Company encouraged broker-dealers and market makers to become subscribers to its ECN by paying a commission of up to $.005 per share for adding liquidity (limit orders added to the ECN order book) and charging $.007 per share for taking liquidity (those who execute against an existing bid or offer on the ECN).

          Soon after its official launch in April, 2002, Track ECN built its volumes very quickly by offering access to its ECN through Nasdaq's SuperSoes system. However, the ECN market has experienced significant changes during the last half of 2002, including the introduction of Nasdaq's trading platform, SuperMontage. Track ECN experienced a significant decline in trading volume under SuperMontage. Track ECN continues to modify its services and pricing to compete effectively as described below.

          Nasdaq's SuperMontage became fully operational in December, 2002. Prior to SuperMontage, Track ECN provided liquidity through SuperSoes, Nasdaq's automated execution system, where market makers were not preferenced over ECN's by Nasdaq when filling orders. Accordingly, liquidity providers to Track ECN received immediate executions in SuperSoes. Under SuperMontage, market makers and ECN's who charge no access fee are preferenced by Nasdaq (orders are filled) before ECN's charging access fees are filled. Liquidity providers to the Track ECN were experiencing difficulty in receiving executions of their orders due to broker-dealers and market makers routing their Nasdaq orders to lower cost ECN's and no fee market makers. As a result, volume on Track ECN was reduced from a high of more than 400 million shares in October, 2002 to less than 100 million shares in December, 2002. Track ECN changed its pricing effective January 1, 2003 to pay subscribers who add liquidity $.0023 per share in full on a monthly basis and to charge $.0029 per share to market participants who take liquidity. By charging the lowest rate of any major ECN and offering the highest published rebate in the industry, the Company is attempting to recover its lost volume and, ultimately, to increase its volume from past levels. With the lower spread between rebate and charge of $.0006 per share from $.002 per share, the Company will need to handle significantly more volume to achieve similar financial results. In connection with this change, and to keep costs at a minimum, Track ECN has applied to become a self-clearing ECN. If its application is approved, it is estimated that the Company will save more than 50% of its current clearing costs through third parties.

          In addition to the Rebate Model described above, Track ECN introduced a second pricing model offering free access to market participants. Using the Free Model, subscribers can display bids and offers in the first tier with the market makers (as opposed to the second tier, with those who charge an access fee). Track ECN receives a rebate of $.002 per share from Nasdaq and pays its subscribers $.001 per share for adding liquidity. Subscribers who take liquidity directly (without accessing through Nasdaq) are charged a fee of $.0019 per share. Both the Rebate Model and the Free Model of Track ECN offer subscribers anonymous executions, speed, and participation in Nasdaq's SuperMontage.


     NEWSWATCH SERVICE

          The market focus of NewsWatch is the business professional who "must know first." This group includes traders, bankers, research analysts, investor relations professionals, corporate executives, or any "knowledge worker" who needs real-time information for making day-to-day business decisions. The service provides enterprise wide solutions to corporations needing to deliver external/internal real-time information to their "knowledge workers," leveraging internal networks and/or intranets. The service includes a high-speed consolidated news ticker, an NT-resident database with full-text indexing, access to a variety of third-party databases, and multiple domestic/international exchanges, all via a state-of-the-art user-friendly presentation environment.

          NewsWatch also provides a browser-based interface, bringing all the advantages of the Company's news collection and delivery service to the web environment. It is appropriate for corporations that are comfortable with browser technology and need access to real-time business news for their end-user population via an internal intranet or the World Wide Web.

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


     MARKETING

          MarkeTrack competes in several highly competitive segments of the on-line real-time financial information marketplace: equity, options and futures trading; and the investment management segments of the professional investment community. The Company's focus is on the premium end of the trading markets, appealing to institutional sales people, arbitrageurs, market makers and traders.

          MarkeTrack, proTrack, Track ECN, as well as the NewsWatch service, are marketed primarily through a dedicated sales force, including 10 full-time sales persons. All services are sold directly, often as a result of on-site presentations and service demonstrations.

          In addition to its dedicated sales force, the Company maintains relationships with a number of brokerage firms that actively sell the Company's services to the money management side of the industry for "soft dollars." In a soft dollar arrangement, the brokerage firm pays the Company for services delivered to the money managers. These brokerage firms are typically also customers of the Company.

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

          The Company's newly introduced proTrack service competes primarily with the Redi System offered by Goldman Sachs, Real-Tick offered by AT Financial and a proprietary system offered by Lava, Inc. There are also many proprietary systems that offer one-stop trading and limited access to other destinations, as well as many other direct access trading systems.

          The Track ECN competes with other ECN's that have substantially greater resources and have been operating for a longer period of time. The Company's competitors, among others, are Archipelago, Instinet, Island and Nasdaq.

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


B. INTERNET-BASED ONLINE TRADING, MARKET DATA SERVICES, AND OTHER SERVICES TO THE NON-PROFESSIONAL INDIVIDUAL INVESTMENT COMMUNITY

     Internet-Based Online Trading and Market Data Services to the Non-Professional Individual Investment Community

     GENERAL

          The decline in the stock market over the past two years has caused a significant contraction in the individual investor market as follows: the opening of new accounts has slowed; trading activity has declined significantly; and the asset values held in individual accounts has declined.

          The Company has offered its myTrack software-based online trading system since June, 1999. Since myTrack is a client-server application, it is not restricted by the limitations of HTML, the primary programming language of the worldwide web. With trading systems that use HTML, displayed data remains static until a query is repeated. In contrast, myTrack delivers and automatically updates a continuous, dynamic stream of live market data to the client's screen.

          Another advantage of myTrack is that it is a direct access broker. Direct access means that myTrack clients can have their trades routed directly to the exchange, market maker, or electronic communication network ("ECN") of their choice. A smart order routing system selects routing for those traders who do not wish to select on their own. As a result, the Company believes trades can be executed more quickly than if the trade is routed through a third market firm or an online brokerage firm's trading desk, as is the case with a number of other trading systems. Order entry can be preset for size and type of order. The client can use a mouse to click the bid or ask price of a security and either close out an open position or add to an existing one. If the user clicks the bid or ask price of the security, the order screen will appear pre-configured to buy or sell.

          myTrack clients may place bids or offers onto an ECN that will also appear in the Nasdaq Market Maker Level 2 screen with the corresponding price and size of the order. We believe that this gives myTrack clients an advantage in attempting to execute orders between the bid and asked prices of Nasdaq securities.

          myTrack offers trading of U.S.-based stocks, options and mutual funds, as well as stock index-based futures.

          The Company has targeted active traders and believes that myTrack is well-suited to satisfy their requirements. For those traders who are the most active and engage in daytrading, the Company offers trading software, "dayTrader by myTrack." dayTrader contains features and enhancements designed to satisfy the needs of the hyperactive trader community.


     MYTRACK SERVICES

          Trading Access: In addition to the myTrack software, users can access myTrack trading through the myTrack web site, a Palm or other PDA, a web-enabled cellular phone, or two-way pager. myTrack delivers to customers with trading accounts free streaming delayed quotes, as well as breaking company news, a trade by trade log, charting for technical analysis and a proprietary library of intra-day market statistics.

          Commission Rates: Equity trades on myTrack are currently offered at prices starting at $12.95 per trade. Volume trading rebates can result in trade costs as low as $8.20 per trade. dayTrader by myTrack offers commissions from $.015 to $.02 per share, based on volume. Futures are generally priced at $7.00 per contract.

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

          Customer Service: Client services for all levels of online service, including trading, administrative, and technical support, are among the Company's highest priorities. The Company's Client Service department helps clients get online, handles product and service inquiries and addresses all brokerage and technical questions. Live client support is available from 7:00 AM to 6:00 PM Eastern Time, Monday through Friday. Brokerage support extends until 8:00PM.

     OPERATIONS

          CLEARING AND ORDER PROCESSING

               The Company does not hold any funds or securities owned by its clients nor execute securities transactions. The Company clears all transactions for its clients, on a fully disclosed basis, with Penson Financial Services, Inc. ("Penson").

               The Company's agreement with Penson provides that the clearing broker process all securities transactions for the Company's clients for a fee. Services of the clearing broker include billing and credit control and receipt, custody and delivery of securities. The Company has agreed to indemnify and hold the clearing broker harmless from certain liabilities or claims, including claims arising from the transactions of its clients, which could be material in amount. The Company's clearing agreement may be terminated by either party, upon 45 days' written notice. The Company relies on the operational capacity and the ability of the clearing broker for the orderly processing of transactions.

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

               Margin lending is subject to the margin rules of the Board of Governors of the Federal Reserve System. Margin lending subjects the Company to the risk of a market decline that would reduce the value of collateral below the client's indebtedness before the collateral could be sold. Under applicable rules, in the event of a decline in the market value of the securities in a margin account, the client is required to deposit additional securities or cash in the account. The margin agreement allows the Company or Penson to sell securities owned by the client under certain circumstances.


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

               Any individual with a personal computer who has a connection to the Internet and has Windows-compatible software can subscribe to myTrack. Once an account is opened, the client downloads myTrack software and is given a unique user name and password. The client then logs onto the Company's myTrack servers. The myTrack servers connect to market data and order servers.

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

          AIQ's most popular product is AIQ TradingExpert for Windows. This advanced analysis package includes market timing, stock timing, and industry group analysis capabilities. TradingExpert retails for $995. AIQ offers investors the design and testing tools required to uncover profitable trading systems when combined with myTrack's delayed and real-time quotes and news and Dial/Data's historical and end-of-day data. In addition, the 32-bit TradingExpert Pro contains state-of-the-art charting, industry group analysis, market timing, reports and screening, and portfolio management. AIQ offers this package for monthly fees starting at $59 for delayed quotes and $79 plus exchange fees for real-time quotes. AIQ waives the purchase price for users who sign up for one of these monthly packages.

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

          AIQ also develops a full line of add-on modules for fundamental analysis, news retrieval, and data correlation. In addition, AIQ offers educational services including: the Opening Bell Monthly educational newsletter, educational seminars and workshops, and a full line of educational videotapes.


     DIAL/DATA SERVICE

          Dial/Data is an Internet-based service that provides historical and end-of-day pricing data for U.S., Canadian and European exchange-traded equities and related instruments, futures, equity options, futures options, mutual funds, bonds, government issues, money markets and indexes. In addition, fundamental data is provided for equity issues such as splits, dividends, and earnings per share. News headlines and full text stories from some of the Company's news vendors can also be delivered to Dial/Data customers. Dial/Data is primarily marketed through independent software vendors who provide analytical and charting programs for analyzing financial information. The Company's AIQ division and other independent software vendors include Dial/Data access as an integral part of the software that they market. The Company encourages these vendors of charting software, through the payment of royalties, to make their software compatible with the Company's Dial/Data market information, and to advise customers by inserts and other means that they may select Dial/Data as their source of market information by contacting Dial/Data and entering into a month to month subscription agreement. A customer who has subscribed to Dial/Data accesses the service directly using the vendor's software program through modems on their PC's and is billed for the Dial/Data service directly by the Company. Access to the Company's database is provided by using the Internet. Although the software can operate on real-time information, customers primarily apply their charting techniques to historical information and there is substantially less emphasis on up-to-the-minute information for this service than there is for other services provided by the Company.

          Pricing: Customers who subscribe to Dial/Data pay a flat monthly rate that ranges from $15 to $85, depending on the type of data received. Customers pay for their services primarily by permitting the Company to charge their credit cards. Customers may terminate Dial/Data services at any time.

     MARKETING

          The Company markets myTrack by targeting active traders through advertisements. The Company's marketing efforts have included advertisements in financial and various other publications that have a demographic similar to myTrack's target market. The Company also promotes myTrack through Internet web site and banner advertisements. The Company significantly curtailed its expenditures for advertising in 2002 and expects that it will not spend any significant amounts on advertising in 2003.

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

          The Company believes its competition consists of large and small brokerage firms, utilizing the Internet to transact retail brokerage business. Among these competitors are E*Trade Group, Inc., Charles Schwab & Co., Inc., TD Waterhouse, Inc. and Ameritrade, Inc. The Company also faces competition for customers from full-commission brokerage firms, including Morgan Stanley Dean Witter & Co., Merrill Lynch and Salomon Smith Barney, as well as financial institutions and mutual funds.

          myTrack's market data service competes with many providers of financial information over the Internet. It competes on quality and reliability, as well as speed and price. Principal competitors to myTrack are e-Signal, DTN, PC Quote, AT Financial, as well as many other Internet providers of financial information.

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

          Competitors of AIQ include Equis International (MetaStock), Omega Research (SuperCharts), Windows on Wall Street, and many others. Generally, these competitors' products can be classified as "charting" packages. They concentrate their resources on general charting (graphical) and stock market back-testing capabilities, rather than the pre-programmed market analysis offered by the AIQ products. AIQ's TradingExpert Pro competes with Omega's TradeStation and MetaStock Professional.


C.   MATTERS RELATED TO BOTH SEGMENTS

     SECURITIES REGULATION

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

          Broker-dealers are subject to regulations covering all aspects of the securities business, including sales methods, trade practices among broker-dealers, use and safekeeping of clients' funds and securities, capital structure, record keeping and the conduct of directors, officers and employees. Because of the number of complaints by online traders, the SEC, NASD and other regulatory organizations may adopt more stringent regulations for online firms and their practices. If the Company fails to comply with any laws, rules or regulations, the Company could be censured, fined, or issued a cease-and-desist order, or TDSC and/or its officers and employees could be suspended or expelled.


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

          As of December 31, 2002, TDSC was required to maintain minimum net capital, in accordance with SEC rules, of approximately $1 million and had total net capital of $1,904,000, or approximately $904,000 in excess of minimum net capital requirements.

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


     LIMITED PROPRIETARY INFORMATION

          The Company relies on a combination of copyright, trademark and trade secret laws and non-disclosure agreements to protect its proprietary technologies, ideas, know-how and other proprietary information. The Company holds a United States trademark registration for the myTrack name. The Company has no patents or registered copyrights. Third parties may copy or otherwise obtain and use the Company's proprietary technologies, ideas, know-how and other proprietary information without authorization or independently develop technologies similar or superior to its technologies. Policing unauthorized use of its technologies and other intellectual property is difficult, particularly because the global nature of the Internet makes it difficult to control the ultimate destination or security of software or other data transmitted.

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


     RESEARCH AND DEVELOPMENT

          Expenditures for research and development incurred primarily to establish technological feasibility of a product or for product enhancement were $315,000, $307,000 and $324,000 for the years ended December 31, 2002,
     2001 and 2000, respectively.


     EMPLOYEES

          The Company employed approximately 200 persons on a full-time basis as of December 31, 2002. The Company believes that its relationship with its employees is satisfactory.


ITEM 2. PROPERTIES

     The Company's executive offices are located at 95 Rockwell Place, Brooklyn, NY. These offices are leased from a family partnership controlled by the Company's Chairman. The annual rental of approximately 36,000 square feet is approximately $540,000. The lease expires in April, 2003. The Company believes that the terms of this lease are at least as favorable to it as terms which it would have obtained in a comparable transaction with unaffiliated persons.

     The Company leased its New York, NY property comprising 16,800 square feet from an unaffiliated third party through March 2003 with base rent of $260,000 per annum. In April, 2003 this office will be moved to the Company's Brooklyn, NY facility.

     The Company maintains sales and/or service offices in Brooklyn, NY, Chicago, IL, Los Angeles, CA, San Francisco, CA, Boston, MA, Incline Village, NV, Philadelphia, PA, Boca Raton, FL, and Dallas, TX with aggregate annual rentals of $595,000. These leases expire at various dates through 2007. The Company also maintains a full service office in London, England under a lease for annual rentals of $161,000 expiring in 2004.

     The Company's facilities are fully utilized and are suitable and adequate for their purpose.


ITEM  3.  LEGAL  PROCEEDINGS

          The Company is subject to legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the Company's financial position.


ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     The Company held its Annual Meeting on August 13, 2002. The results of matters voted at that Meeting were reported in Part II, Item 4 of the Company's Form 10-Q for the period ended September 30, 2002.


                                    PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is quoted on the Nasdaq National Market System under the symbol "TRAC." On February 28, 2003, there were 268 stockholders of record of the Company's Common Stock based on information provided by the Company's transfer agent. Virtually all of the Company's publicly held shares are held in "street name" and the Company believes the actual number of beneficial holders of its Common Stock to be approximately 14,000.

Listing

     The Company's common stock is listed on Nasdaq's National Market System. The Company has received a delisting notice from Nasdaq because it has not maintained a closing bid price of at least $1.00 that is required for continued listing. The continued listing of the Company's shares on the National Market System depends on a possible deferral of the minimum bid price requirement that is now being considered by the SEC and Nasdaq. Any deferral that is adopted by the SEC and Nasdaq is expected not to extend beyond September 8, 2003, and may terminate before then. Should the Company's shares be delisted from the National Market System, the Company expects that, subject to certain conditions, its shares may be listed on the Nasdaq SmallCap Market until September 8, 2004 whether or not the Company's shares meet the minimum bid price requirement.

     The following table sets forth the high and low sales prices for the Company's Common Stock as reported on Nasdaq NMS.

                                  COMMON STOCK
                                  ------------
                                   SALE PRICE
                                  ------------

                                 HIGH       LOW
          2001
          ----
          First Quarter         $1.25     $ .69
          Second Quarter         1.97       .76
          Third Quarter          1.93      1.01
          Fourth Quarter         1.60      1.07

          2002
          ----
          First Quarter         $2.90     $1.42
          Second Quarter         1.50      1.01
          Third Quarter          1.15       .26
          Fourth Quarter          .82       .26



Dividends

     The Company has never paid cash dividends on its Common Stock and does not anticipate that it will do so in the foreseeable future. The future payment of dividends, if any, on the Common Stock is within the discretion of the Board of Directors and will depend on the Company's earnings, its capital requirements, financial condition, and other relevant factors.


ITEM  6.  SELECTED  FINANCIAL  DATA


YEAR ENDED DECEMBER 31,                              2002      2001      2000      1999      1998
                                                         (in thousands, except per share data)

SERVICE FEES AND REVENUE                            $57,188   $62,217   $58,767   $46,620   $46,473
                                                    -------   -------   -------   -------   -------

COSTS AND EXPENSES:
     Direct operating costs                          31,309    29,539    31,484    26,989    26,466
     Selling and administrative expenses             19,307    19,560    21,564    19,290    18,147
     Marketing and advertising                          659     1,243     5,472     5,684     1,302
     Write off of investment in private companies       716       -         254       -         -
     Gain on sale of Internet domain name               -      (1,000)      -         -         -
     Gain on marketable securities                     (569)   (1,800)     (783)      -         -
     Gain on sale of investment in affiliate            -        (949)     (900)      -         -
     Other income                                       -         -         -        (350)      -
     Interest expense (income) - net                    657       (58)      288       270       508
                                                    -------   -------   -------   -------   -------

                    Total                            52,079    46,535    57,379    51,883    46,423
                                                    -------   -------   -------   -------   -------

INCOME (LOSS) BEFORE EQUITY IN
 NET INCOME OF AFFILIATE
     AND INCOME TAXES                                 5,109    15,682     1,388    (5,263)       50

EQUITY IN NET INCOME OF AFFILIATE                       -         276       718       275       326
                                                    -------   -------   -------   -------   -------

INCOME (LOSS) BEFORE INCOME TAXES                    5,109    15,958     2,106    (4,988)      376

INCOME TAXES                                          2,118     4,880        47        60       158
                                                    -------   -------   -------   -------   -------

NET INCOME (LOSS)                                   $ 2,991   $11,078   $ 2,059   $(5,048)  $   218
                                                    =======   =======   =======   =======   =======

BASIC AND DILUTED NET
  INCOME (LOSS) PER SHARE                              $.06      $.19      $.03     $(.08)     $.00
                                                       ====      ====      ====     =====      ====
WEIGHTED AVERAGE SHARES OUTSTANDING                  52,627    59,593    63,660    61,229    58,224
                                                    =======   =======   =======   =======   =======
ADJUSTED DILUTIVE SHARES OUTSTANDING                 52,900    59,874    64,056    61,229    58,224
                                                    =======   =======   =======   =======   =======
DECEMBER 31,                                           2002      2001      2000      1999      1998
                                                                      (In thousands)

TOTAL ASSETS                                        $46,416   $76,920   $24,479   $25,056   $18,591
TOTAL LIABILITIES                                    26,809    53,759     7,747    10,060     9,979
STOCKHOLDERS' EQUITY                                 19,607    23,161    16,732    14,996     8,612





ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


BUSINESS

     Track Data Corporation (the "Company") is a financial services company that owns Track Data Securities Corp. ("TDSC"), a registered securities broker-dealer and member of the National Association of Securities Dealers, Inc. The Company provides a proprietary, fully integrated Internet-based online trading and market data system, proTrack, for the professional institutional traders, and myTrack, for the individual trader. The Company also operates Track ECN, an electronic communication network that enables traders to display and match limit orders for stocks. The Company provides real-time financial market data, fundamental research, charting and analytical services to institutional and individual investors through dedicated telecommunication lines and the Internet. The Company also disseminates news and third-party database information from more than 100 sources worldwide. The Company's operations are classified in two business segments: (1) Market data services and trading, including ECN services, to the institutional professional investment community, and (2) Internet-based online trading and market data services to the non-professional individual investor community. The Company also engages in arbitrage trading.

RESULTS  OF  OPERATIONS

YEARS ENDED DECEMBER 31, 2002 AND 2001

     Revenues for the years ended December 31, 2002 and 2001 were $57,188,000 and $62,217,000, respectively, a decrease of 8%. The Company's Professional Market segment had revenues for the years ended December 31, 2002 and 2001 of $37,675,000 and $35,074,000, respectively, an increase of 7% for this segment. The Company's Non-Professional Market segment had revenues of $19,513,000 and $27,143,000, respectively, for the years ended December 31, 2002 and 2001, a decrease of 28% for this segment. Since August 2001, the Company has experienced a decline in revenues from its market data services to the Professional Market segment due principally to a reduction in customers' staffing. Management expects this trend to continue at least through the first half of 2003, negatively impacting revenues and profits. The decline in revenues was offset by an increase in revenues of $9,152,000 from the Company's new Track ECN. The ECN market has experienced significant changes during the last half of 2002, including the introduction of Nasdaq's trading platform, SuperMontage. The Company experienced significantly lower trading volumes because of the preferencing of trades in SuperMontage to market makers and others that do not charge access fees, compared to no such preference in Nasdaq's SuperSoes that was available prior to SuperMontage. To compete more effectively, the Company reduced its access fee and increased its payments for adding liquidity in January, 2003. Based on lower pricing and reduced volumes, the Company presently expects significantly lower revenues and profits from Track ECN in 2003. In addition, the Company experienced a significant decline in revenues and profits from its retail trading and market data businesses as individual investors left the market, curtailed trading or are trading with competitors.

     Direct operating costs were $31,309,000 for the year ended December 31, 2002 and $29,539,000 for the similar period in 2001, an increase of 6%. Direct operating costs as a percentage of revenues were 55% in 2002 and 47% in 2001. Without giving effect to unallocated depreciation and amortization expense, the Company's Professional Market segment had $20,197,000 and $14,102,000 of direct costs for the years ended December 31, 2002 and 2001, respectively. Direct operating costs as a percentage of revenues for the Professional segment were 54% in 2002 and 40% in 2001. The increased dollars and percentage in 2002 in the Professional segment is due to costs associated with the Company's new Track ECN, including commissions to its subscribers and clearing costs, as well as certain fixed costs that were not reduced commensurate with the reduced revenues from its market data business. The Company's Non-Professional Market segment had $9,734,000 and $13,666,000 in direct costs for the years ended December 31, 2002 and 2001, respectively. Direct operating costs as a percentage of revenues for the Non-Professional segment were 50% in 2002 and 2001. Direct operating costs include direct payroll, direct telecommunication costs, computer supplies, depreciation, equipment lease expense and the amortization of software development costs, costs of clearing, back office payroll and other direct broker-dealer expenses and, in 2002, ECN customer commissions and clearing.

     Selling and administrative expenses were $19,307,000 and $19,560,000 in the 2002 and 2001 periods, respectively, a decrease of 1%. Selling and administrative expenses as a percentage of revenues was 34% in 2002 and 31% in 2001. Without giving effect to unallocated depreciation and amortization expense, selling and administrative expenses for the Professional Market segment were $12,823,000 and $11,204,000 in the 2002 and 2001 periods, respectively, an increase of 14%. For the Professional Market segment selling and administrative expenses as a percentage of revenues was 34% in 2002 and 32% in 2001. The dollar and percentage increase was due to selling and administrative expenses associated with the increased revenues from the new Track ECN. Selling and administrative expenses for the Non-Professional segment were $5,722,000 and $7,995,000 in the 2002 and 2001 periods, respectively, a decrease of 28%. For the Non-Professional segment selling and administrative expense as a percentage of revenue was 29% in 2002 and 2001.

     Marketing and advertising costs were $659,000 in 2002 and $1,243,000 in 2001. The Professional Market segment spent $324,000 in 2002 and $152,000 in 2001. The increase in 2002 was attributable to marketing related to the Company's proTrack online trading for professionals. The Non-Professional segment of the Company incurred marketing costs of $335,000 in 2002 and $1,091,000 in 2001. Due to a downturn in the market and lower levels of trading activity by the retail trading sector, the Company decided to spend significantly less on marketing in 2002 and continues to spend at these significantly reduced levels in 2003.

     The Professional Market segment realized $4,332,000 in income before unallocated amounts, equity in net income of affiliate and income taxes in 2002 compared to income of $9,616,000 in 2001. The Non-Professional Market segment realized $3,722,000 in income in 2002 and $4,390,000 in 2001 before unallocated amounts, equity in net income of affiliate and income taxes.

     In 2002, the Company wrote off its investments in two privately held companies in the aggregate amount of $716,000.

     In July, 2001, the Company sold an Internet domain name to a European entity for $1 million.

     In 2002 and 2001, the Company recognized gains of approximately $569,000 and $2,749,000, respectively, on the sale of certain shares of Edgar Online, Inc. and Innodata Corporation, and from other marketable securities due to its arbitrage trading strategy. In the fourth quarter of 2001, the Company expanded its arbitrage trading program to include a greater risk profile trading program. The greater risk trading program resulted in pre-tax losses of $400,000 in the fourth quarter of 2001 and $1,400,000 in the first quarter of 2002. The Company continued its arbitrage trading program but discontinued the greater risk trading program.

     Net interest expense in 2002 was $657,000 compared to net interest income of $58,000 in 2001. The increase in interest expense in 2002 is due principally to interest on margin debt in connection with the Company's arbitrage trading program.

     As a result of the above-mentioned factors, the Company realized income before equity in net income from an affiliate and income taxes of $5,109,000 in the 2002 period compared to $15,682,000 in 2001.

     The equity in net income from an affiliate, Innodata Corporation, was $276,000 in 2001. The Company no longer accounts for its investment in Innodata using the equity method.

     The Company's effective tax rate was 42% in 2002 and, in 2001, was approximately 31% due to the utilization of tax loss carryforwards in that year and the effect of the reversal of a valuation allowance.

     The Company realized net income of $2,991,000 in 2002 compared to $11,078,000 in 2001.

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

     Marketing and advertising costs were $1,243,000 in 2001 and $5,472,000 in 2000. The substantial majority of these costs were incurred by the Non-Professional segment of the Company which incurred $1,091,000 in 2001 and $5,361,000 in 2000. Marketing costs in 2000 are net of $666,000 received from Track Securities under a licensing agreement. These costs were principally incurred in connection with the Company's myTrack online trading and market data systems. Due to a downturn in the market and lower levels of trading activity by the retail trading sector, the Company decided to spend significantly less on marketing in 2001. The Professional Market segment spent $152,000 in 2001 and $111,000 in 2000.

     The Professional Market segment realized $9,616,000 in income before unallocated amounts, equity in net income of affiliate and income taxes in 2001 compared to income of $4,395,000 in 2000. The Non-Professional Market segment realized $4,390,000 in income in 2001 and incurred a loss of $1,642,000 in 2000 before unallocated amounts, equity in net income of affiliate and income taxes.

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

     The Company's effective tax rate in 2001 was approximately 31% due to the utilization of tax loss carryforwards in that year and the effect of the reversal of a valuation allowance. Taxes provided in 2000 were minimal as net operating loss carry forwards were utilized in that year.

     The Company realized net income of $11,078,000 in 2001 principally from increased revenues from online trading and market data services, arbitrage trading activities, gains on sale of marketable securities and an Internet domain name, and a significant reduction in expenses, including marketing and advertising, compared to $2,059,000 in 2000, principally due to significant expenditures for marketing and advertising of the Company's myTrack service.


LIQUIDITY AND CAPITAL RESOURCES

     During the year ended December 31, 2002, cash provided by operating activities was $5,151,000 compared to $9,778,000 in 2001. The decrease in 2002 was principally due to reduced operating income. Cash flows used in investing activities in 2002 was $170,000 compared to $1,865,000 provided by investing activities in 2001 due to proceeds from sales of Innodata and Edgar Online common stock and the sale of an Internet domain name. Cash flows used in financing activities, principally for the purchase of treasury stock, was $5,158,000 in 2002 compared to $12,461,000 in 2001.

     The Company has a line of credit with a bank. The line is collateralized by the assets of the Company and is guaranteed by its Chairman. Interest is charged at 1.75% above the bank's prime rate and is due on demand. The Company may borrow up to 80% of eligible market data service receivables and is required to maintain a compensating balance of 10% of the outstanding loans. At December 31, 2002, the Company had outstanding borrowings under the line of $1,030,000. The Company believes that its line of credit is sufficient for the Company's present cash requirements for the next 12 months.

     The Company has significant positions in stocks and options and receives significant proceeds from the sale of trading securities sold but not yet purchased under the arbitrage trading strategy described in Note C of Notes to Consolidated Financial Statements. The Company expects that its December 31, 2002 positions will be closed during the first quarter of 2003 and that other positions with the same strategy will be established. The level of trading activity is substantially dependent on the value of the shares of Track Data pledged by its CEO, and Innodata and Edgar Online common stock that is held as collateral. During the third quarter of 2002, trading was limited due to a reduction in the market price of each of the securities held as collateral. In the fourth quarter of 2001, the Company expanded its arbitrage trading program to include a greater risk profile trading program. The greater risk portion of the trading program resulted in pre-tax losses of $400,000 in the fourth quarter of 2001 and $1,400,000 in the first quarter of 2002. The Company continued its arbitrage trading program but discontinued the greater risk trading program.

     Since August 2001, the Company has experienced a decline in revenues and profits from its Professional Market segment due principally to a reduction in customers' staffing. This downtrend is continuing in 2003. The decline was offset by an increase in ECN revenues and profits. See below. In addition, the Company experienced a significant decline in revenues from its retail trading business since the fourth quarter of 2001. Retail investors have left the market, curtailed trading or are trading with competitors.

     During the second quarter of 2002, the Company commenced operations of its Track ECN that enables traders to display and match limit orders for stocks. Under Nasdaq's new SuperMontage trading system, many liquidity takers were avoiding the Track ECN due to its high fee of $.007 per share. This resulted in a significant decline in ECN daily volume. Effective January 1, 2003, new pricing was instituted that pays subscribers $.0023 per share for adding liquidity and charges $.0029 for taking liquidity in an effort to regain market share. This reduces profit margin potential. Based on lower pricing and reduced volumes, the Company presently expects significantly lower revenues and profits from Track ECN in 2003.

     The Company significantly reduced its advertising costs in 2002 and does not expect to increase advertising in 2003. During the year ended December 31, 2002, the Company repurchased under its buy back program approximately 3.4 million shares of its common stock for $4 million. The Company authorized an additional buy back of up to 2 million shares. No major capital expenditures are anticipated beyond the normal replacement of equipment and additional equipment to meet customer requirements.

     The Company is subject to legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the Company's financial position.

     The Company conducts business through a clearing broker that settles all trades for the Company, on a fully disclosed basis, on behalf of its customers. The Company earns commissions as an introducing broker for the transactions of its customers. In the normal course of business, the Company's customer activities involve the execution of various customer securities transactions. These activities may expose the Company to off-balance-sheet risk in the event the customer or other broker is unable to fulfill its contracted obligations and the Company has to purchase or sell the financial instrument underlying the contract at a loss.

     The Company's customer securities activities are transacted on either a cash or margin basis. In margin transactions, the clearing broker extends credit to the Company's customers, subject to various regulatory margin requirements, collateralized by cash and securities in the customers' accounts. In the event of a decline in the market value of the securities in a margin account, the Company is required to either obtain additional collateral from the customer or to sell the customer's position if such collateral is not forthcoming. The Company is responsible for any losses on such margin loans, and has agreed to indemnify its clearing broker for losses that the clearing broker may sustain from the customer accounts introduced by the Company. The Company's Chairman and CEO has a margin loan of approximately $3.5 million as a customer of the Company's broker-dealer that is collateralized by 14 million of the Company's shares owned by him and which is also subject to such indemnity in the event the clearing broker were to sustain losses.

     The Company seeks to control the risks associated with its customer activities by requiring customers to maintain margin collateral in compliance with various regulatory and internal guidelines. The Company monitors required margin levels daily and, pursuant to such guidelines, requires the customer to deposit additional collateral or to reduce positions when necessary.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

     At December 31, 2002, the Company has operating lease obligations aggregating $2,318,000 pursuant to which payments are due as follows:
$1,153,000  in  2003;  $615,000  in 2004; $311,000 in 2005; $188,000 in 2006 and
$51,000  in  2007.

     In connection with the Company's broker-dealer operations, certain customer securities activities are transacted on a margin basis. The Company's clearing broker extends credit to the Company's customers, subject to various regulatory margin requirements, collateralized by cash and securities in the customers' accounts. In the event of a decline in the market value of the securities in a margin account, the Company is required to either obtain additional collateral from the customer or to sell the customer's position if such collateral is not forthcoming. The Company is responsible for any losses on such margin loans, and has agreed to indemnify its clearing broker for losses that the clearing broker may sustain from the customer accounts introduced by the Company. The Company's Chairman and CEO has a margin loan of approximately $3.5 million as a customer of the Company's broker-dealer that is collateralized by 14 million of the Company's shares owned by him and which is also subject to such indemnity in the event the clearing broker were to sustain losses. The Company seeks to control the risks associated with its customer activities by monitoring required margin levels daily and, pursuant to such guidelines, requiring the customer to deposit additional collateral or to reduce positions when necessary.

CRITICAL ACCOUNTING POLICIES

     Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results when different assumptions are utilized. We believe that our
principal critical accounting policies are described below.   For a detailed
discussion on the application of these and other accounting policies, see Note A of Notes to Consolidated Financial Statements.

     REVENUE RECOGNITION

          During the second quarter of 2002, the Company commenced operations of its Track ECN that enables traders to display and match limit orders for stocks. Until December 31, 2002, the Company encouraged broker-dealers and market makers to become subscribers to its ECN by paying a commission of up to $5.00 per thousand shares for adding liquidity (limit orders added to the ECN order book) and charged $7.00 per thousand shares for taking liquidity (those who execute against an existing bid or offer on the ECN). The Company met resistance in the payment of its fees by certain non-subscribers who accessed the Track ECN through Nasdaq's SuperSoes automated execution system. All methods of collecting its charges are being pursued, including the filing of arbitration cases against those parties who refuse to pay for the services. The Company has recognized as revenues only that portion of its billing that has not been contested by users. The accounting policy used for revenue recognition for the ECN can and has resulted in revenues recognized after the period of service. Because we cannot predict which market participants will ultimately pay our fees, we do not recognize revenues until there is a reasonable certainty of both collection and amount. As a result, if a collection is made in a later period from a market participant from which the Company expected no collection, the revenue would be recognized in that later period. This occurred in the fourth quarter of 2002, when revenues of $2,168,000 were recognized in that quarter for services provided in the second and third quarters.

          Commencing January 1, 2003, the Company changed its pricing model to charge a significantly lower fee of $2.90 per thousand shares from the previous fee of $7.00 per thousand shares. This has allowed collection from many market participants who previously refused to pay. Further, the Company operates within Nasdaq's SuperMontage system on a basis that allows it to reject orders received from market participants that do not pay for services. Accordingly, the revenue recognition with respect to transactions after January 1, 2003 is changed to recognizing revenue as services are performed.

     MARKETABLE SECURITIES

          The Company classifies its investments in Innodata and Edgar Online as available for sale securities. The Company carries these investments at fair value, based on quoted market prices, and unrealized gains and losses, net of taxes, are included in accumulated other comprehensive income, which is reflected as a separate component of stockholders' equity. Realized gains and losses are recognized in the consolidated statement of income when realized. The Company reviews these holdings on a regular basis to evaluate whether or not each security has experienced an other-than-temporary decline in fair value. If the Company believes that an other-than-temporary decline exists in the marketable securities, the equity investments are written down to market value and an investment loss is recorded in the consolidated statement of income.

     LONG-LIVED ASSETS

          In assessing the recoverability of the Company's goodwill and other intangibles, the Company must make assumptions regarding estimated future discounted cash flows to be generated by the assets to determine the fair value of the respective assets. If these estimated cash flows and related assumptions change in the future, the Company may be required to record an impairment charge in the consolidated statement of income.

INFLATION AND SEASONALITY

     To date, inflation has not had a significant impact on the Company's operations. The Company's revenues are not affected by seasonality.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to interest rate change market risk with respect to its credit facility with a financial institution, which is priced based on the prime rate of interest. At December 31, 2002, $1,030,000 was outstanding under the credit facility. Changes in the prime interest rate during fiscal 2003 will have a positive or negative effect on the Company's interest expense. Such exposure will increase should the Company maintain higher levels of borrowing during 2003.

          The Company has significant positions in stocks and options and receives significant proceeds from the sale of trading securities sold but not yet purchased under the arbitrage trading strategy described in Note C of Notes to Consolidated Financial Statements. The Company's arbitrage trading strategy is to fully cover its open positions during each month with covering option positions that expire in succeeding months. The Company expects that its December 31, 2002 positions will be closed during the first quarter of 2003 and that other positions with the same strategy will be established. In the fourth quarter of 2001, the Company expanded its arbitrage trading program to include a greater risk profile trading program. The greater risk portion of the trading program incurred pre-tax losses of $400,000 in the fourth quarter of 2001 and $1,400,000 in the first quarter of 2002. The Company continued its arbitrage trading program but discontinued the greater risk trading program. In connection with the arbitrage trading program, the Company incurs margin loans. The Company is exposed to interest rate change market risk with respect to these margin loans. Such exposure will increase should the Company maintain higher levels of borrowing during 2003. The level of trading in the arbitrage trading account is dependent on the value of Track Data common stock pledged by its CEO, and Innodata and Edgar Online common stock which is used as collateral. The price of these stocks declined during 2002.

     The Company has investments in Innodata and Edgar Online, both publicly traded companies listed on Nasdaq. The market value of such securities is dependent on future market conditions for these companies over which the Company has little or no control.


ITEM 8. FINANCIAL STATEMENTS



                          INDEX TO FINANCIAL STATEMENTS

                                                                   PAGE

TRACK DATA CORPORATION AND SUBSIDIARIES

Report of Independent Certified Public Accountants                 II-12

Consolidated Balance Sheets as of December 31, 2002 and 2001       II-13

Consolidated Statements of Income for the three years ended
December 31, 2002, 2001 and 2000                                   II-14

Consolidated Statements of Stockholders' Equity and Comprehensive
Income for the three years ended December 31, 2002, 2001 and 2000  II-15

Consolidated Statements of Cash Flows for the three years ended
December 31, 2002, 2001 and 2000                                   II-16

Notes to Consolidated Financial Statements                         II-17-30





               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors and Stockholders
Track Data Corporation


We have audited the accompanying consolidated balance sheets of Track Data Corporation and subsidiaries (the "Company") as of December 31, 2002 and 2001, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Track Data Corporation and subsidiaries as of December 31, 2002 and 2001, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.


/S/  Grant Thornton LLP
     New York, New York
     February 28, 2003



                     TRACK DATA CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2002 AND 2001
                 (in thousands, except number of common shares)

                                                            2002     2001
                                                           ------   ------
ASSETS

CASH AND EQUIVALENTS                                      $ 5,491  $ 5,687

ACCOUNTS RECEIVABLE - net of allowance for doubtful
   accounts of $159 in 2002 and 2001                        3,861    1,813

DUE FROM CLEARING BROKER                                      324      735

DUE FROM BROKER                                            20,111   14,813

MARKETABLE SECURITIES                                      11,021   45,623

FIXED ASSETS - at cost (net of accumulated depreciation)    2,846    4,583

EXCESS OF COST OVER NET ASSETS ACQUIRED                     1,900    1,920

OTHER ASSETS                                                  862    1,746
                                                          -------  -------

TOTAL                                                     $46,416  $76,920
                                                          =======  =======

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
     Accounts payable and accrued expenses                $ 4,338  $ 3,099
     Note payable - bank                                    1,030    1,865
     Notes payable - other                                    870      918
     Trading securities sold but not yet purchased         19,725   46,409
     Capital lease obligations                                 83      480
     Net deferred income tax liabilities                      295      805
     Other liabilities, including income taxes                468      183
                                                          -------  -------

                    Total liabilities                      26,809   53,759
                                                          -------  -------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Common stock - $.01 par value; 300,000,000 shares
       authorized; issued and outstanding - 50,912,475
          shares in 2002 and 54,739,695 shares in 2001        509      547
     Additional paid-in capital                            15,019   18,585
     Accumulated other comprehensive income                   735    3,676
     Retained earnings                                      3,344      353
                                                          -------  -------

                    Total stockholders' equity             19,607   23,161
                                                          -------  -------

TOTAL                                                     $46,416  $76,920
                                                          =======  =======

                See notes to consolidated financial statements.




                     TRACK DATA CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                    (in thousands, except earnings per share)

                                                     2002      2001      2000
                                                   -------   -------   -------

SERVICE FEES AND REVENUE                           $57,188   $62,217   $58,767
                                                   -------   -------   -------

COSTS AND EXPENSES:
     Direct operating costs                         31,309    29,539    31,484
     Selling and administrative expenses            19,307    19,560    21,564
     Marketing and advertising                         659     1,243     5,472
     Gain on marketable securities                    (569)   (1,800)     (783)
     Gain on sales of investment in affiliate          -        (949)     (900)
     Write off of investment in private companies      716       -         254
     Gain on sale of Internet domain name              -      (1,000)      -
     Interest income                                  (300)     (680)     (247)
     Interest expense                                  957       622       535
                                                   -------   -------   -------

                    Total                           52,079    46,535    57,379
                                                   -------   -------   -------

INCOME BEFORE EQUITY IN NET INCOME OF
    AFFILIATE AND INCOME TAXES                       5,109    15,682     1,388

EQUITY IN NET INCOME OF AFFILIATE                      -         276       718
                                                   -------   -------   -------

INCOME BEFORE INCOME TAXES                           5,109    15,958     2,106

INCOME TAXES                                         2,118     4,880        47
                                                   -------   -------   -------

NET INCOME                                         $ 2,991   $11,078   $ 2,059
                                                   =======   =======   =======

BASIC AND DILUTED NET INCOME PER SHARE                $.06      $.19      $.03
                                                      ====      ====      ====

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING       52,627    59,593    63,660
                                                   =======   =======   =======

ADJUSTED DILUTIVE SHARES OUTSTANDING                52,900    59,874    64,056
                                                   =======   =======   =======


                 See notes to consolidated financial statements.




                     TRACK DATA CORPORATION AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                                 (in thousands)

                                                  ACCUMULATED
                                      ADDITIONAL     OTHER        RETAINED   COMPRE-
                           COMMON      PAID-IN    COMPREHENSIVE   EARNINGS   HENSIVE
                            STOCK      CAPITAL       INCOME       (DEFICIT)  INCOME
                           ------     ----------  -------------   ---------  --------
BALANCE,
 JANUARY 1, 2000            $631       $24,945       $2,205       $(12,784)

Net income                                                           2,059   $ 2,059

Issuance of common
  stock in exchange
    for investment in
      private companies        3           466

Sale of common stock          10         1,240

Stock options
  and warrants exercised       6         1,209

Purchase and retirement
  of treasury stock           (5)         (704)

Reversal of tax
  effect of stock
   options exercised                    (1,020)

Reclassification
  adjustment for gain
   on marketable
    securities - net
      of taxes                                                                  (434)

Unrealized loss
  on marketable
    securities -
       net of taxes                                  (1,529)                  (1,529)
                                                                              ------
Comprehensive income                                                         $    96
                             ---        ------       ------        -------   =======

BALANCE,
  DECEMBER 31, 2000          645        26,136          676        (10,725)

Net income                                                          11,078   $11,078

Stock options
  and warrants
     exercised                 1           124

Purchase and
  retirement of
   treasury stock            (99)      (12,993)

Tax effect of
  stock options
   exercised                             5,318

Unrealized gain
  on marketable
    securities -
     net of taxes                                     3,000                    3,000
                                                                             -------

Comprehensive income                                                         $14,078
                             ---        ------       ------        -------   =======
BALANCE,
  DECEMBER 31, 2001          547        18,585        3,676            353

Net income                                                           2,991   $ 2,991

Stock options
   and warrants
     exercised                 2           203

Purchase and
   retirement of
    treasury stock           (33)       (4,003)

Contribution of
  stock by Chairman           (7)            7

Tax effect of stock
   options exercised                       227

Reclassification
  adjustment for gain
    on marketable
     securities - net
       of taxes                                         (88)                     (88)

Unrealized loss
   on marketable
     securities -
       net of taxes                                  (2,853)                  (2,853)
                                                                           ---------

Comprehensive income                                                       $      50
                             ---        ------       ------        -------   =======

BALANCE,
  DECEMBER 31, 2002         $509       $15,019     $    735        $ 3,344
                            ====       =======     ========        =======

                See notes to consolidated financial statements.




                     TRACK DATA CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                                 (in thousands)




                                                           2002      2001       2000
                                                        ---------  ---------  --------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net  income                                        $  2,991   $ 11,078   $ 2,059
     Adjustments to reconcile net income to net
          cash provided by operating activities:
          Depreciation and amortization                    1,792      2,726     3,099
          Equity in net income of affiliate                  -         (276)     (718)
          Deferred taxes                                   1,513      1,056       -
          Tax effect of stock options exercised              164      3,464       -
          Gain on sale of Internet domain name               -       (1,000)      -
          Write off of investment in private companies       716        -         254
          Write off of fixed assets                          349        -         -
          Gain on sale of Innodata and Edgar
            Online common stock                             (124)      (949)   (1,650)
          Other                                              -          -         (46)
          Changes in operating assets and liabilities:
                Accounts receivable and due from
                   clearing broker                        (1,637)       (29)     (322)
                Due from broker                           (5,301)    (8,285)      -
                Marketable securities                     29,642    (33,488)      -
                Other assets                                 113        458      (102)
                Accounts payable and accrued expenses      1,502       (240)   (1,015)
                Securities sold, but not yet purchased   (26,684)    35,311       -
                Other liabilities                            115        (48)       78
                                                        --------   --------    ------
                    Net cash provided by
                      operating activities                 5,151      9,778     1,637
                                                        --------   --------    ------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of fixed assets                               (351)      (853)   (1,024)
     Proceeds from sales of fixed assets                     -          -          64
     Proceeds from (payments to) others                      -           30       (12)
     Proceeds from sale of Internet domain name              -        1,000       -
     Proceeds from sale of Innodata and Edgar
              Online common stock                            181      1,688     1,837
     Other investments                                       -          -         (53)
                                                        --------   --------   -------

                    Net cash (used in) provided by
                       investing activities                 (170)     1,865       812
                                                        --------   --------   -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments under capital lease obligations                  (397)      (859)   (1,427)
  Net (payments) proceeds on note payable - bank            (835)     1,296    (1,966)
  Net (payments) proceeds from notes payable - other         (48)        81        74
  Net payments on loans from employee savings program        (60)        (4)     (165)
  Proceeds from issuance of common stock                     -          -       1,250
  Proceeds from exercise of stock options and warrants       215        117     1,336
  Purchase of treasury stock                              (4,033)   (13,092)     (710)
                                                        --------   --------   -------
         Net cash used in financing activities            (5,158)   (12,461)   (1,608)
                                                        --------   --------   -------

EFFECT OF EXCHANGE RATE DIFFERENCES ON CASH                  (19)        (1)       (1)
                                                        --------   --------   -------

NET (DECREASE) INCREASE IN CASH AND EQUIVALENTS             (196)      (819)      840

CASH AND EQUIVALENTS, BEGINNING OF YEAR                    5,687      6,506     5,666
                                                        --------   --------   -------

CASH AND EQUIVALENTS, END OF YEAR                       $  5,491   $  5,687   $ 6,506
                                                        ========   ========   =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid for:   Interest                          $  1,156   $    539   $   456
                      Income taxes                            45        386        44

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
  FINANCING ACTIVITIES:
   Equipment acquisitions financed by capital leases               $    123   $   635
   Exercise of stock options                                             10         2
   Issuance of common stock for investment
         in private companies                                                     470

                See notes to consolidated financial statements.



                     TRACK DATA CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

A. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION--Track Data Corporation (the "Company") is a financial services company that owns Track Data Securities Corp. ("TDSC"), a registered securities broker-dealer and member of the National Association of Securities Dealers, Inc. The Company provides a proprietary, fully integrated Internet-based online trading and market data system, proTrack, for the professional institutional traders, and myTrack, for the individual trader. In 2002, the Company commenced operating the Track ECN, an electronic communication network that enables traders to display and match limit orders for stocks. The Company provides real-time financial market data, fundamental research, charting and analytical services to institutional and individual investors through dedicated telecommunication lines and the Internet. The Company also disseminates news and third-party database information from more than 100 sources worldwide. The Company's operations are classified in two business segments: (1) Market data services and trading, including ECN services, to the institutional professional investment community, and (2) Internet-based online trading and market data services to the non-professional individual investor community. The Company also engages in arbitrage trading. See Note C.

Certain reclassifications of prior year amounts were made to conform to the 2002 presentation.

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

SOFTWARE AND DATABASE COSTS--Certain costs of internally developed software are capitalized and are amortized at the greater of the ratio that current gross revenues bear to the total of current and anticipated future gross revenues or the straight-line method, generally five years. Other software costs are amortized on a straight-line basis over their estimated useful lives, generally five years. Costs incurred for internal use software in the preliminary project stage and for application maintenance are expensed. Costs incurred for application development are capitalized. Most costs are incurred for upgrades and enhancements that are constantly upgraded and changed with useful lives of less than one year. Accordingly, these costs are expensed as incurred. No development costs have been capitalized during the three years ended December 31, 2002. Database costs are amortized on a straight-line basis over their estimated useful lives of ten years. Management assesses the recoverability of its software development and database costs based principally upon a comparison of the carrying value of the asset to the undiscounted expected future cash flows to be generated by the asset, plus estimated salvage value less any applicable costs. If management concludes that the asset is impaired, its carrying value is adjusted to its fair value.

INVESTMENT IN AFFILIATE--Until May 7, 2001, when the Company's Chairman and CFO resigned as officers and directors of Innodata Corporation ("Innodata"), a publicly traded company, the Company accounted for its investment in Innodata using the equity method under which the Company's share of the affiliate's earnings was included in its results of operations. Innodata is a global outsourcing provider of Internet and online digital content services. The Company accounts for Innodata as available for sale marketable securities.

LONG-LIVED ASSETS--In June 2001, the Financial Accounting Standards Board ("FASB") approved the issuance of SFAS 141, "Business Combinations" and SFAS 142, "Goodwill and Other Intangible Assets." The new standards require that all business combinations initiated after June 30, 2001 must be accounted for under the purchase method. In addition, all intangible assets acquired that are obtained through contractual or legal right, or are capable of being separately sold, transferred, licensed, rented or exchanged shall be recognized as an asset apart from goodwill. Goodwill and intangibles with indefinite lives will no longer be subject to amortization, but will be subject to at least an annual assessment for impairment by applying a fair value based test. The excess of the purchase price of acquired businesses over the fair value of net assets ("goodwill") on the dates of acquisition amounts to $1,900,000, net of accumulated amortization of $2,494,000 as of December 31, 2002. The goodwill was being amortized on the straight-line basis over ten to fifteen years until December 31, 2001. Thereafter, annual amortization expense of $414,000 has not been recognized in accordance with SFAS 142. Net income for the years ended December 31, 2001 and 2000 is set forth below as if accounting for goodwill had been accounted for in the same manner for all periods presented.

Reconciliation of net income (in thousands):

                                                  YEAR ENDED DECEMBER 31,
                                                        2001    2000
Net income, as reported                               $11,078  $2,059
Addback goodwill amortization, net of taxes               287     405
                                                      -------  ------
Adjusted net income                                   $11,365  $2,464
                                                      =======  ======
Net income per share, basic and diluted, as reported     $.19    $.03
                                                         ====    ====
Net income per share, basic and diluted, as adjusted     $.19    $.04
                                                         ====    ====



In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 clarifies accounting and reporting for assets held for sale, scheduled for abandonment or other disposal, and recognition of impairment loss related to the carrying value of long-lived assets. The provisions were adopted effective January 1, 2002; there was no impact from the adoption of this statement.

Historically, management has assessed the recoverability of the remaining unamortized costs based principally upon a comparison of the carrying value of the asset to the undiscounted expected future cash flows to be generated by the asset. To date, the Company has not provided an impairment charge.

FOREIGN CURRENCY TRANSLATION--The Company has several divisions which operate in foreign countries for which the functional currency is not U.S. dollars. Balance sheet accounts are translated at the exchange rates in effect at December 31, 2002 and 2001, and the income statement accounts are translated at the weighted average rates prevailing during the years ended December 31, 2002, 2001 and 2000. Unrealized foreign exchange gains and losses resulting from this translation are insignificant.

REVENUE RECOGNITION--The Company recognizes revenue from market data services as services are performed. Billings in advance of services provided are recorded as unearned revenues. All other revenues collected in advance of services are deferred until services are rendered. The Company earns commissions as an introducing broker and for licensing its trading system for the transactions of its customers. Commissions and related clearing expenses are recorded on a trade-date basis as securities transactions occur.

Track ECN bills third party market participants for taking liquidity from its order book. The Company has met resistance in the payment of its fees by certain non-subscribers who access Track ECN through Nasdaq's trading system. As a result, the Company recognizes revenues only on that portion of its billings not contested by users. Until December 31, 2002, the Company encouraged broker-dealers and market makers to become subscribers to its ECN by paying a commission of up to $5.00 per thousand shares for adding liquidity (limit orders added to the ECN order book). The Company paid subscribers $2.00 of the $5.00 per thousand shares each month and agreed to pay the remainder only out of the Company's collections of charges to subscribers and non-subscribers who took liquidity that month. To date, no additional payments were made as the Company met resistance in the payment of its fees by certain non-subscribers. All methods of collecting its charges are being pursued, including the filing of arbitration cases.

Commencing January 1, 2003, the Company changed its pricing model to charge a significantly lower fee of $2.90 per thousand shares from the previous fee of $7.00 per thousand shares. This has allowed collection from many market participants who previously refused to pay. Further, the Company operates within Nasdaq's SuperMontage system on a basis that allows it to reject orders received from market participants that do not pay for services. Accordingly, the revenue recognition with respect to transactions after January 1, 2003 is changed to recognizing revenue as services are performed.

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

RESEARCH AND DEVELOPMENT--The Company charges all costs incurred to establish the technological feasibility of a product or product enhancement to research and development expense. Research and development expenses were $315,000, $307,000 and $324,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

MARKETING AND ADVERTISING--Marketing and advertising costs are charged to expense when incurred. Marketing and advertising costs were $659,000, $1,243,000 and $5,472,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

SEGMENT REPORTING--The Company uses the "management approach" as defined by SFAS 131, "Disclosures about Segments of Enterprise and Related Information" for its segment reporting. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the disclosures about products and services, geographic areas, and major customers.

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

EARNINGS PER SHARE--Basic earnings per share is based on the weighted average number of common shares outstanding without consideration of potential common stock. Diluted earnings per share are based on the weighted average number of common and potential dilutive common shares outstanding. There was no affect on earnings per share as a result of potential dilution. The calculation takes into account the shares that may be issued upon exercise of stock options (Note
M), reduced by the shares that may be repurchased with the funds received from the exercise, based on the average price during the year.

ACCOUNTING FOR STOCK OPTIONS--On December 31, 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS 148 amends the disclosure provisions of SFAS 123 and APB Opinion No. 28, "Interim Financial Reporting," to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The adoption of SFAS 148 disclosure requirements did not have an effect on the Company's consolidated financial statements. At December 31, 2002, the Company has seven stock-based employee compensation plans, which are described more fully in Note M. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.


                                                       YEAR ENDED DECEMBER 31,

                                                        2002      2001      2000
                                                 (in thousands, except earnings per share)

Net income, as reported                                $ 2,991   $11,078   $ 2,059
Deduct:  Total stock-based employee compensation
expense determined under fair value based method for
all awards, net of related tax effects                  (1,168)   (1,702)   (1,667)
                                                       -------   -------   -------
Net income, as adjusted                                $ 1,823   $ 9,376   $   392
                                                       =======   =======   =======

Earnings per share:
Basic and diluted --as reported                           $.06      $.19      $.03
                                                          ====      ====      ====

Basic and diluted --as adjusted                           $.03      $.16      $.01
                                                          ====      ====      ====



The fair value of options at date of grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions: an expected life of four years in 2002 and 2001 and three years in 2000; risk free interest rate of 4% in 2002, 4.75% in 2001 and 6% in 2000; expected volatility of 135% in 2002, 136% in 2001 and 150% in 2000; and a zero dividend yield. The effects of applying SFAS 123 in this proforma disclosure are not indicative of future results.

B.  FIXED  ASSETS

Fixed assets consist of the following at December 31, 2002 and 2001 (in thousands):

                                 2002     2001
Equipment                      $34,511  $34,324
Telephone systems                1,216    1,194
Furniture and fixtures           1,089    1,083
Transportation equipment            91       91
Leasehold improvements           2,238    2,218
                               -------  -------
                                39,145   38,910
Less accumulated depreciation
     and amortization           36,299   34,327
                               -------  -------
Fixed assets - net             $ 2,846  $ 4,583
                               =======  =======



Equipment financed by capital leases has a net carrying value of $316,000 and $1,780,000 at December 31, 2002 and 2001, respectively. Depreciation and amortization expense (including assets held under capital leases) for the years ended December 31, 2002, 2001 and 2000 was $1,733,000, $2,131,000 and
$2,506,000, respectively.

C.  MARKETABLE  SECURITIES

Marketable  securities  consists  of  the  following  (in  thousands):

                                                              December 31,
                                                             2002     2001
Edgar Online - Available for sale securities - at market   $ 1,231  $ 2,209
Innodata - Available for sale securities - at market         1,818    5,800
Trading securities - at market                               7,972   37,614
                                                           -------  -------
Marketable securities                                      $11,021  $45,623
                                                           =======  =======
Trading securities sold but not yet purchased - at market  $19,725  $46,409
                                                           =======  =======



The Company owns 695,800 shares of Edgar Online, Inc. ("EOL"), an Internet-based supplier of business, financial and competitive intelligence derived from U.S. Securities and Exchange Commission data. The Company carries the investment at $1,231,000, the market value at December 31, 2002. The difference between the cost of $9,000 and fair market value of these securities, net of $489,000 in deferred taxes, or $733,000 is classified as a component of accumulated other comprehensive income included in stockholders' equity.

The Company owns 1,893,356 shares of Innodata, a provider of digital content outsourcing services. The Company carries the investment at $1,818,000, the market value at December 31, 2002. The difference between the cost of $1,815,000 and fair market value of these securities, net of $1,000 in deferred taxes, or $2,000 is classified as a component of accumulated other comprehensive income included in stockholders' equity.

The Company engages in arbitrage trading activity in which it seeks to fully cover open positions in its trading accounts during each month with covering positions that expire in succeeding months. As of December 31, 2002, trading securities had a long market value of $7,972,000 with a cost of $8,403,000, or a net unrealized loss of $431,000. Securities sold but not yet purchased, had a short market value of $19,725,000 with a cost/short proceeds of $19,973,000, or a net unrealized gain of $248,000. The Company expects that its December 31, 2002 positions will be closed during the first quarter of 2003 and that other positions with the same strategy will be established. The Company pledged its holdings in EOL and Innodata as collateral for its trading accounts. In addition, the Company's Chairman pledged approximately 10 million shares of his holdings in the Company's common stock as collateral for these accounts. The Company is paying its Chairman at the rate of 2% per annum on the value of the collateral pledged. Such payments aggregated $131,000 and $144,000 for the years ended December 31, 2002 and 2001, respectively.

In the fourth quarter of 2001, the Company expanded its arbitrage trading program to include a greater risk profile trading program. The greater risk trading program resulted in pre-tax losses of $400,000 in the fourth quarter of 2001 and $1,400,000 in the first quarter of 2002. The Company continued its arbitrage trading program but has discontinued the greater risk trading program. The Company's Chairman and CEO contributed 650,000 shares of Company stock owned by him to the capital of the Company upon discontinuance of this program.

At December 31, 2001, trading securities had a long market value of $37,614,000 with a cost of $38,325,000, or a net unrealized loss of $711,000. Securities sold but not yet purchased, had a short market value of $46,409,000 with a cost/short proceeds of $47,129,000, or a net unrealized gain of $720,000.

D. INVESTMENT IN AFFILIATE

Until May 7, 2001, when the Company's Chairman and CFO resigned as officers and directors of Innodata, the Company accounted for its investment in Innodata using the equity method under which the Company's share of the affiliate's earnings is included in its results of operations. Since May 7, 2001, the Company carries its investment in Innodata as available for sale securities (See Note C). The Company's equity in the net income of Innodata for the years ended December 31, 2001 and 2000 was $276,000 and $718,000, respectively.

E. DUE FROM RELATED PARTIES

The amounts due from related parties of approximately $5,000 at December 31, 2001, included in other assets, consisted of loans made to the Company's Chairman and entities controlled by him.

F. NOTE PAYABLE - BANK

The note payable - bank bears interest at 1.75% above the bank's prime rate (5.25% at December 31, 2002) and is due on demand. The note is collateralized by substantially all of the Company's assets and is guaranteed by its principal stockholder. The Company may borrow up to 80% of eligible accounts receivable and is required to maintain a compensating cash balance of not less than 10% of
the outstanding loan obligation.   At December 31, 2002 and at times during the
year, the Company did not meet these requirements. These requirements were waived by the bank for the year ended December 31, 2002.

G. NOTES PAYABLE - OTHER

Notes payable - other (i) are due on demand, (ii) bear interest at the rate of 5 percent per annum, and (iii) approximately $140,000 is guaranteed by the Company's Chairman.

H. SEGMENT INFORMATION

The Company is a financial services company that owns Track Data Securities Corp., a registered securities broker-dealer and member of the National Association of Securities Dealers, Inc. The Company provides a proprietary, fully integrated Internet-based online trading and market data system, proTrack, for the professional institutional traders, and myTrack, for the individual trader. The Company also operates Track ECN, an electronic communications network that enables traders to display and match limit orders for stocks. The Company provides real-time financial market data, fundamental research, charting and analytical services to institutional and individual investors through dedicated telecommunication lines and the Internet. The Company also disseminates news and third-party database information from more than 100 sources worldwide. The Company's operations are classified in two business segments: (1) market data services and trading, including ECN services since February 2002, to the institutional professional investment community, and (2) Internet-based online trading and market data services to the non-professional individual investor community. The Company also engages in arbitrage trading. See Note C.

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

Revenues                                                    2002      2001      2000
Professional Market                                      $37,675   $35,074   $32,261
Non-Professional Market                                   19,513    27,143    26,506
                                                         -------   -------   -------
 Total                                                   $57,188   $62,217   $58,767
                                                         =======   =======   =======

Income (loss) before unallocated amounts, equity
 in net income of affiliate and income taxes:
Professional Market                                      $ 4,332   $ 9,616   $ 4,395
Non-Professional Market                                    3,722     4,390    (1,642)
Unallocated amounts:
 Depreciation and amortization                            (1,792)   (2,131)   (2,506)
 Gain on marketable securities and
    sale of investment in affiliate                          569     2,749     1,683
 Write off of fixed assets                                  (349)      -         -
 Write off of investments                                   (716)      -        (254)
 Gain on sale of Internet domain name                        -       1,000         -
 Interest (expense) income, net                             (657)       58      (288)
                                                         -------   -------   -------
Income before equity in net income of
 affiliate and income taxes                                5,109    15,682     1,388

 Equity in net income of affiliate                           -         276       718
                                                         -------   -------   -------
Income before taxes                                      $ 5,109   $15,958   $ 2,106
                                                         =======   =======   =======



I. INCOME TAXES

The components of the provision for income taxes are as follows (in thousands):

                              2002    2001   2000
Federal:
     Current                 $  386  $  293  $   3
     Deferred                 1,363     930      -
                             ------  ------  -----
     Total federal            1,749   1,223      3
                             ------  ------  -----
State and local:
     Current                     55      85     44
     Deferred                   150     126      -
                             ------  ------  -----
     Total state and local      205     211     44
                             ------  ------  -----
Tax effect of stock options     164   3,446      -
                             ------  ------  -----
Provision for income taxes   $2,118  $4,880  $  47
                             ======  ======  =====




Reconciliation of the U.S. statutory rate with the Company's effective tax rate is summarized as follows:

                               2002   2001    2000
Federal statutory rate         34.0%  34.0%   34.0%
State and local income taxes    6.8     .8     2.2
Change in valuation allowance    -    (4.6)  (34.0)
Other                            .7     .4      -
                               ----   ----   -----

Effective rate                 41.5%  30.6%    2.2%
                               ====  =====  ======




The difference in the effective rate from the federal rate in 2001 is attributable to the Company being subject to Alternative Minimum Taxes, utilization of net operating losses and a reduction of the valuation allowance.

The components of the Company's net deferred taxes are as follows (in thousands):




                                                              2002      2001
Deferred tax assets:
   Net operating loss and other carryforwards               $    88   $   770
   Tax credit carryovers                                        -         301
   Software amortization                                        -          79
   Deferred compensation                                        400       757
   Other (principally reserves for uncollectible accounts)      284       204
                                                            -------   -------
                                                                772     2,111
                                                            -------   -------
Deferred tax liabilities:
   Unrealized gain on marketable securities                    (489)   (2,451)
   Excess of book basis over tax basis of investment           (406)     (421)
   Accelerated depreciation                                    (172)      (44)
                                                            -------   -------
                                                             (1,067)   (2,916)
                                                            -------   -------
Net deferred tax liability                                  $  (295)  $  (805)
                                                            =======   =======



Deferred tax assets of $282,000 relating to tax benefits resulting from employee stock plans will be credited to paid in capital when realized.

J. COMMITMENTS AND CONTINGENCIES

LEASES--The Company is obligated under various lease agreements covering office space and computer equipment. The lease agreements for office space contain escalation clauses based principally on increases in real estate taxes, building maintenance and utility costs. A summary of such commitments as of December 31, 2002 follows (in thousands):


                                            OPERATING LEASES
YEAR ENDING                            OFFICE   COMPUTER              CAPITAL
DECEMBER 31,                           SPACE    EQUIPMENT    TOTAL     LEASES

2003                                $  985,000  $168,000  $1,153,000  $87,000
2004                                   512,000   103,000     615,000
2005                                   298,000    13,000     311,000
2006                                   181,000     7,000     188,000
2007                                    49,000     2,000      51,000
                                    ----------  --------  ----------

Total                               $2,025,000  $293,000  $2,318,000   87,000
                                    ==========  ========  ==========

Less amounts representing interest                                      4,000
                                                                      -------
Capital lease obligations                                             $83,000
                                                                      =======




Rent expense for the years ended December 31, 2002, 2001 and 2000 amounted to $1,575,000, $1,600,000 and $1,559,000 for office space and $519,000, $764,000 and $863,000 for computer equipment, respectively.

The Company leases its executive office facilities in Brooklyn from a limited partnership owned by the Company's Chairman and members of his family. The Company paid the partnership rent of $540,000 for each of the three years in the period ended December 31, 2002. The lease provides for the Company to pay $540,000 per annum through April 1, 2003.

BROKER-DEALER SERVICE AGREEMENT--From April 1999 to August 2000 when the Company obtained its own broker-dealer license, the Company offered online trading through its myTrack service utilizing Track Securities Corporation ("TSC") as its broker-dealer. TSC is a broker-dealer owned and operated by a director of the Company. The Company licensed its myTrack trading system to a subsidiary of TSC. The Company received $2.25 per trade pursuant to the agreement, which aggregated $2,280,000 in 2000. In addition, TSC paid a share of the marketing and advertising costs incurred by the Company, which aggregated $666,000 in
2000.   In August 2000, the Company terminated this relationship with TSC, except for the director consulting agreement, and transferred all the trading accounts from TSC to the Company's broker-dealer, Track Data Securities Corp. The director has a five-year consulting agreement with the Company pursuant to which he is to be paid an annual fee of the greater of $50,000 or 5% of the after-tax earnings, if any, from trading activities. In 2002, 2001 and 2000, the fee was $50,000, respectively. In addition, the Company paid commissions to TSC of approximately $60,000 in 2002 in connection with the Company's trading of stocks and options through TSC.

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

As of December 31, 2002, TDSC was required to maintain minimum net capital, in accordance with SEC rules, of approximately $1 million and had total net capital of $1,904,000, or approximately $904,000 in excess of minimum net capital requirements. Net capital includes $600,000 provided by Track Data Corporation pursuant to a subordinated loan of $600,000.

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

K. DEFERRED COMPENSATION AND SAVINGS PLANS

The Company had a deferred compensation plan pursuant to which certain employees were entitled to payments after termination of their employment. The plan was based on these employees having phantom stock units prior to its public offering. In December 1995, the Board of Directors agreed to satisfy all obligations to participants under the phantom stock plan by committing to pay upon termination of employment, or sooner upon approval of the Board, an aggregate of 247,284 shares of Innodata common stock and 3,004,400 shares of the Company's common stock. These shares were placed in a trust as of March 31, 1996. The Board of Directors authorized distributions of the Company's common stock to participants as follows: 2002-757,448 shares; 2001-151,000 shares; 2000-449,900 shares; 1999-776,400 shares; and 1998-297,352 shares. In January,
2003 the Board distributed 39,000 shares of the Company's common stock. The Board distributed 182,456 shares of Innodata common stock in 2001 and 25,952 shares in 2002.

In addition, the Company has an employee savings plan under which employees may make deposits to the savings plan and receive interest at the prime rate. Amounts due to employees under the plan aggregated $213,350 at December 31, 2002.

L. CAPITAL STOCK

LISTING--The Company's common stock is listed on Nasdaq's National Market System. The Company has received a delisting notice from Nasdaq because it has not maintained a closing bid price of at least $1.00 that is required for continued listing. The continued listing of the Company's shares on the National Market System depends on a possible deferral of the minimum bid price requirement that is now being considered by the SEC and Nasdaq. Any deferral that is adopted by the SEC and Nasdaq is expected not to extend beyond September 8, 2003, and may terminate before then. Should the Company's shares be delisted from the National Market System, the Company expects that, subject to certain conditions, its shares may be listed on the Nasdaq SmallCap Market until September 8, 2004 whether or not the Company's shares meet the minimum bid price requirement.

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

In June 1999, the Company issued 137,928 shares of its common stock valued at $500,000 to Net Earnings Corp., a privately held Internet-based provider to the individual and professional investment communities of future dates of public company earnings reports, dividends, conference calls, IPO/secondary offerings and other timing information, in exchange for a 10% ownership interest in Net Earnings. The Company registered these shares. The investment was carried at cost. During 2002, the Company wrote off this investment.

In July 1999, the Company sold pursuant to private placements 1,933,336 shares of its common stock and realized net proceeds, after expenses, of $5,201,000.
In connection with such sales, the Company also issued three-year warrants to purchase 603,332 shares of its common stock at $4.22 per share, of which 433,248 remained outstanding until July 2002 when they expired. The Company registered the shares.

In May 2000, the Company acquired approximately 2% of iAnalyst, Inc. ("IA") and Silicon Summit Technologies Inc. ("SST"), both privately held companies, in exchange for an aggregate of 326,280 shares of the Company's common stock with a value of $470,000. The Company registered these shares. IA was to provide the individual investor Internet-based access to independent equity research analysts. SST is a provider of e-finance solutions and services for B4B electronic securities trading. During 2000, the Company wrote off its investment in IA of $254,000. During 2002, the Company wrote off its investments in SST of $216,000.

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

COMMON STOCK RESERVED--At December 31, 2002, the Company reserved for issuance 12,466,030 shares of its common stock as follows: (a) 10,466,030 shares pursuant to the Company's Stock Option Plans; and (b) 2,000,000 shares issuable upon exercise of investors' warrants.

M. STOCK OPTIONS AND WARRANTS

STOCK OPTIONS--The Company adopted, with stockholder approval, the 1994, 1995, 1995 Disinterested Director, 1996, 1998, 2001 and 2002 Stock Option Plans (the "1994 Plan," "1995 Plan," "1995 DD Plan," "1996 Plan," "1998 Plan, " "2001
Plan" and the "2002 Plan") which provide for the granting of options to purchase not more than an aggregate of 1,200,000, 2,000,000, 200,000, 3,200,000,
3,200,000, 2,800,000 and 2,500,000 shares of common stock, respectively, subject to adjustment under certain circumstances. Such options may be incentive stock options ("ISOs") within the meaning of the Internal Revenue Code of 1986, as amended, or options that do not qualify as ISOs ("Non-Qualified Options").

The option exercise price per share for a Non-Qualified Option may not be less than 85% of the fair market value per share of common stock on the date of grant and for an ISO may not be less than the fair market value per share of common stock on the date of grant (110% of such fair market value for an ISO, if the grantee owns stock possessing more than 10% of the combined voting power of all classes of the Company's stock). Options may be granted under the Stock Option Plan to all officers, directors and employees of the Company and, in addition, Non-Qualified Options may be granted to other parties who perform services for the Company. No options may be granted under the 1994 Plan after March 31, 2004, under the 1995 Plan and 1995 DD Plan after May 15, 2005, under the 1996 Plan after July 8, 2006, under the 1998 Plan after July 9, 2008, under the 2001 Plan after May 3, 2011 and under the 2002 Plan after May 2, 2012.

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

A summary of the Company's Stock Option Plans is as follows:

                                                                                              WEIGHTED
                                               WEIGHTED                                       AVERAGE
                    PER SHARE                   AVERAGE     WEIGHTED               WEIGHTED    FAIR
                    RANGE OF                   REMAINING    AVERAGE                AVERAGE     VALUE
                    EXERCISE       NUMBER     CONTRACTUAL   EXERCISE    NUMBER     EXERCISE   DATE OF
                     PRICES      OUTSTANDING  LIFE (YEARS)   PRICE    EXERCISABLE    PRICE     GRANT
                  ------------  ------------  ------------  ---------  ------------ --------   -------

Balance 1/1/00    $ .38 -  .75    1,243,332         3         $ .69       827,332     $ .65
                  $1.00 - 1.75      734,000         2         $1.48       101,000     $1.36
                  $2.50 - 7.00    1,136,500         4         $3.27        60,000     $3.09
                                  ---------                             ---------
                                  3,113,832                               988,332
                                                                        =========
       Canceled   $ .50 - 5.50     (551,500)        2         $2.53
       Exercised  $ .50 - 6.06     (411,550)        2         $1.23
       Granted    $1.50 - 6.75    1,974,450         4         $1.79                             $1.20
                                  ---------
Balance 12/31/00  $ .38 -  .75      935,282         2         $ .67       935,282     $ .67
                  $1.00 - 1.75    2,278,050         1         $1.49       244,900     $1.45
                  $2.50 - 7.00      911,900         3         $3.56       589,650     $3.14
                                  ---------                             ---------
                                  4,125,232                             1,769,832
                                                                        =========

       Canceled   $ .38 - 7.00     (218,052)        1         $1.42
       Exercised  $ .50 - 1.50     (168,530)        1         $ .74
       Granted    $1.50           3,000,000         5         $1.50                             $ .94
                                  ---------
Balance 12/31/01  $ .50 -  .75      681,000         1         $ .71       681,000     $ .71
                  $1.00 - 1.75    5,196,750         4         $1.50     1,526,400     $1.50
                  $2.50 - 7.00      860,900         2         $3.57       802,950     $3.54
                                  ---------                             ---------
                                  6,738,650                             3,010,350
                                                                        =========
       Canceled   $ .75 - 7.00     (286,350)        1         $2.46
       Exercised  $ .50 - 1.50     (228,650)        1         $ .88
       Granted    $1.50 - 2.00       90,000         4         $1.94                             $1.37
                                  ---------
Balance 12/31/02  $ .75             511,000         1         $ .75       511,000     $ .75
                  $1.50 - 1.75    5,009,850         3         $1.50     3,367,183     $1.50
                  $2.00 - 6.75      792,800         2         $3.42       698,900     $3.70
                                  ---------                             ---------
                                  6,313,650                             4,577,083
                                  =========                             =========



The options have a term of five years. In January, 2003 the Company granted five-year options to officers, directors and employees to purchase an aggregate of 1,400,350 shares at prices of $1.00-1.25 exercisable over two years.


N. RETIREMENT PLAN

The Company has a profit sharing plan, which qualifies, under Section 401(k) of the Internal Revenue Code. The plan covers substantially all employees who have completed six months of service. Company contributions to the plan are discretionary and vest at a rate of 20% after two years of service, and 20% each year thereafter until employees are fully vested after 6 years. Contributions to the plan for the years ended December 31, 2002, 2001 and 2000, were $19,000, $65,000 and $52,000, respectively.


O. INCOME PER SHARE (in thousands, except per share)




                                                       YEAR ENDED DECEMBER 31
                                                       2002     2001     2000

Net income                                           $ 2,991  $11,078  $ 2,059
                                                     =======  =======  =======

Weighted average common shares outstanding            52,627   59,593   63,660
Dilutive effect of outstanding warrants and options      273      281      396
                                                     -------  -------  -------
Adjusted for dilutive computation                     52,900   59,874   64,056
                                                     =======  =======  =======

Basic income per share                                  $.06     $.19     $.03
                                                        ====     ====     ====

Diluted income per share                                $.06     $.19     $.03
                                                        ====     ====     ====



P. SALE OF DOMAIN NAME

In July 2001, the Company sold its tdc.com domain name to a European entity for $1 million. The Company's present domain is Trackdata.com, which it already owned.

Q. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)


                                                FIRST     SECOND      THIRD    FOURTH
                                               QUARTER    QUARTER    QUARTER   QUARTER
2002                                               (in thousands, except per share)

Revenues                                       $13,136    $13,239    $14,765   $16,048(A)
Net income                                          73        444        708     1,766
Basic and diluted income per share                $.00       $.01       $.01      $.03

2001

Revenues                                       $17,391    $16,322    $14,530   $13,974
Net income                                       5,355      1,534      3,095     1,094
Basic and diluted income per share                $.08      $ .03      $ .05      $.02

2000

Revenues                                       $12,890    $13,033    $14,871   $17,973
Net (loss) income                               (1,878)    (2,743)     1,641     5,039
Basic and diluted net (loss) income per share    $(.03)    $ (.04)      $.03      $.08


(A) Includes $2,168,000 of revenues from Track ECN for services rendered in prior quarters. See Note A - "Revenue Recognition."



                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

OFFICERS AND DIRECTORS

     The officers and directors of the Company are as follows:


NAME                        AGE  POSITION
------------                ---  --------
Barry Hertz                  53  Chairman of the Board, Chief Executive Officer

Martin Kaye                  55  Chief Operating Officer, Chief Financial Officer,
                                 Secretary and Director

Jay Gelman                   41  Executive Vice President, Director

Stanley Stern                52  Senior Vice President - Customer Relations, Director

Abraham Biderman             54  Director

E. Bruce Fredrikson          64  Director

Jack Spiegelman              64  Director

Charles Zabatta              60  Director



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

     MARTIN KAYE has been Chief Operating Officer since August 2001, and has been Chief Financial Officer, Secretary and a Director of the Company since 1994. Mr. Kaye is a certified public accountant. Mr. Kaye served as Chief Financial Officer of Innodata from October 1993 and Director from March 1995 until his resignation from those positions in May 2001. He had been an audit partner with Deloitte & Touche LLP for more than five years until his resignation in 1993. Mr. Kaye holds a B.B.A. in accounting from Baruch College
(1970).

     JAY GELMAN has been Executive Vice President and a Director since August 2001. Prior thereto he served as Vice President of Sales for the Company's institutional market data business from January 2000 to July 2001 and as President of the Company's Newsware division from August 1998 to December 1999. In 1989, he co-founded Alliance Distributors, a leading distributor of products manufactured by Nintendo, Sony, RCA/GE, Electronic Arts, and many other consumer electronic companies. In December 1997, Take Two Interactive, a public company, bought Alliance Distributors. Prior thereto he was a salesman for the Company from 1987 through 1989. Mr. Gelman attended Northeastern University and Baruch College.

     STANLEY STERN has been Senior Vice President - Customer Relations since June 2000 and a Director of the Company since May 1999. He previously served as Director from April 1994 until his resignation in September 1997. He served as Vice President of the Company and in other capacities for more than five years until his resignation in December 1996. From January 1998 through May 2000, Mr. Stern was Chief Operating Officer of Integrated Medical Technologies, Inc., an Internet-based provider of medical services information. Mr. Stern holds a B.B.A. from Baruch College (1973).

     ABRAHAM BIDERMAN had been a Director of the Company since August 2002. Mr. Biderman is Executive Vice President of Lipper & Company, Inc., a diversified financial services and money management firm, which he joined in 1990. Prior thereto, he served as special advisor to the Deputy Mayor and then the Mayor during New York City's Koch Administration. From January 1988 through December 1989, Mr. Biderman was Commissioner of New York City's Department of Housing, Preservation and Development. Prior thereto, he served as Commissioner of New York City's Department of Finance and as Chairman of New York City's Employee Retirement System. Mr. Biderman is a Director of the Municipal Assistance Corporation of the City of New York, a member of the Housing Committee of the Real Estate Board of New York, a Director of M-Phase Technologies, Inc., a company that manufactures and markets high-bandwidth telecommunications products incorporating DSL technology, and is also on the boards of numerous not-for-profit and philanthropic organizations. Mr. Biderman was also a director of Innodata until December 2002, at which time he did not stand for reelection. Mr. Biderman is a certified public accountant and graduated with a B.A. in Accounting from Brooklyn College (1970).

     DR. E. BRUCE FREDRIKSON has been a Director of the Company since June 1994. He is currently a professor of finance at Syracuse University School of Management where he has taught since 1966 and has previously served as chairman of the finance department. He is a director of Consumer Portfolio Services, Inc., a consumer finance company. Dr. Fredrikson has an A.B. in economics from Princeton University and a M.B.A. and a Ph.D. in finance from Columbia University. Until his resignation in May 2001, Mr. Fredrikson was a Director of Innodata.

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


COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

     The Company believes that during the period from January 1, 2002 through December 31, 2002 all Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were complied with.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth information with respect to compensation paid by the Company for services to it during the three fiscal years ended December 31, 2002 to the Company's Chief Executive Officer and to the executive officers whose aggregate annual salary and bonus exceeded $100,000 in 2002.

                           SUMMARY COMPENSATION TABLE

                           FISCAL  ANNUAL            NUMBER OF STOCK
NAME AND POSITION           YEAR   SALARY    BONUS   OPTIONS AWARDED
------------------------  ------  --------  -------  ---------------

Barry Hertz                 2002  $450,000  $9,000       500,000(A)
Chairman, CEO               2001  $425,000     -       2,000,000
                            2000  $375,000     -         350,000

Martin Kaye                 2002  $300,000  $6,000       200,000(A)
Chief Operating Officer,    2001  $262,000     -         250,000
Chief Financial Officer

Jay Gelman                  2002  $300,000  $6,000       100,000(A)
Executive Vice President    2001  $283,000     -         100,000
                            2000  $250,000     -         280,000

Stanley Stern               2002  $153,000  $3,060        20,000(A)
Senior Vice President       2001  $150,000     -          20,000

     (A)  Granted  in  January,  2003  for  the  2002  calendar  year.




     The above table does not include certain perquisites and other personal benefits, the total value of which does not exceed the lesser of $50,000 or 10% of such person's cash compensation.

                        OPTION GRANTS IN LAST FISCAL YEAR
                                INDIVIDUAL GRANTS

                           PERCENT OF                           POTENTIAL REALIZED
                             TOTAL                                  VALUE AT
                            OPTIONS                              ASSUMED ANNUAL
                           GRANTED TO                            RATES OF  STOCK
                NUMBER OF   EMPLOYEES                              APPRECIATION
                 OPTIONS    IN FISCAL   EXERCISE   EXPIRATION    FOR OPTION TERM
NAME            GRANTED(A)     YEAR      PRICE        DATE         5%       10%
-------------  ----------- ----------  ----------  ----------  --------  --------
Barry Hertz      500,000       36%     $1.00-1.25   1/22/08    $157,500  $342,500
Martin Kaye      200,000       14%     $1.00-1.25   1/22/08    $ 63,000  $137,000
Jay Gelman       100,000        7%     $1.00-1.25   1/22/08    $ 31,500  $ 68,500
Stanley Stern     20,000        1%     $1.00-1.25   1/22/08    $  6,300  $ 13,700

(A) Granted in January, 2003 for the 2002 calendar year. Each individual was granted one-half of the number of options exercisable at $1.00 and one-half at $1.25. The options vest one-half of each on December 31, 2003 and one-half on December 31, 2004.



                 AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR;
                          FISCAL YEAR END OPTION VALUES

                                            NUMBER OF
                                           SECURITIES
                                           UNDERLYING
                                           UNEXERCISED      VALUE OF  UNEXERCISED IN-
                                         OPTIONS AT FISCAL   THE-MONEY OPTIONS AT
                 SHARES                      YEAR END           FISCAL YEAR END
               ACQUIRED ON   VALUE         EXERCISABLE/          EXERCISABLE/
NAME            EXERCISE    REALIZED     UNEXERCISABLE(A)       UNEXERCISABLE
-------------  -----------  --------     -----------------      --------------

Barry Hertz      None           -      1,709,999/1,000,001          $-0-

Martin Kaye    40,000        $99,500     565,000/75,000             $-0-

Jay Gelman     25,000        $35,397     375,000/125,000            $-0-

Stanley Stern    None           -         75,000/10,000             $-0-

(A) Does not include options granted to Messrs. Hertz, Kaye, Gelman and Stern in January 2003 of 500,000, 200,000, 100,000 and 20,000 shares, respectively.



There are no employment agreements, stock appreciation rights or long-term incentive plans.

DIRECTORS COMPENSATION

     Dr. Fredrikson and Mr. Biderman are compensated at the rate of $1,250 per month, plus out-of-pocket expenses for each meeting attended. No other director is paid cash compensation for his services as director.

     In January 2003, Messrs. Fredrikson, Biderman, Spiegelman and Zabatta each received options to purchase 10,000 shares at an exercise price of $1.00 per share and 10,000 shares at an exercise price of $1.25 per share as compensation for their services. Mr. Biderman also received options to purchase 10,000 shares at an exercise price of $1.50 per share upon joining the Board in August 2002.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     For the Company's fiscal year ended December 31, 2002, Messrs. Hertz, Kaye, Gelman and Stern were officers of the Company and were members of the Board of Directors (there is no compensation committee).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of February 28, 2003, information regarding the beneficial ownership (as defined in Rule 13d-3 under the Securities Exchange Act of 1934) of the Company's Common Stock based upon the most recent information available to the Company for (i) each person known by the Company to own beneficially more than five (5%) percent of the Company's outstanding Common Stock, (ii) each of the Company's officers and directors and
(iii) all officers and directors of the Company as a group. Unless otherwise indicated, each stockholder's address is c/o the Company, 95 Rockwell Place, Brooklyn, New York 11217.


                                       SHARES OWNED BENEFICIALLY (1)
NAME                                    NO.OF SHARES    % OF CLASS
----                                   -------------    ----------

Barry Hertz (2)                         28,323,879        54.1%

Martin Kaye (3)                            603,400         1.2%

Jay Gelman (4)                             375,000          *

Jack Spiegelman (5)                         94,000          *

E. Bruce Fredrikson (6)
Syracuse University
School of Management
Syracuse, NY 13244                          96,000          *

Stanley Stern (7)                          119,000          *

All Officers and Directors as a Group
(eight persons)(8)                      29,611,279        55.4%

 ---------------
* = less than 1%

(1) Unless otherwise indicated, (i) each person has sole investment and voting power with respect to the shares indicated and (ii) the shares indicated are currently outstanding shares. For purposes of this table, a person or group of persons is deemed to have "beneficial ownership" of any shares as of a given date which such person has the right to acquire within 60 days after such date. For purposes of computing the percentage of outstanding shares held by each person or group of persons named above on a given date, any security which such person or persons has the right to acquire within 60 days after such date is deemed to be outstanding for the purpose of computing the percentage ownership of such person or persons, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. Subject to the foregoing, the percentages are calculated based on 50,637,057 shares outstanding.

(2) Consists of 24,213,532 shares owned by Mr. Hertz, 2,305,400 shares owned by Trusts established in the names of Mr. Hertz's children and 94,948 shares held by a family LLC managed by Mr. Hertz who owns 8% of such LLC. Mr. Hertz disclaims beneficial interest in shares owned by the Trust and 92% of the family LLC not owned by him. Also includes 1,709,999 shares issuable upon the exercise of presently exercisable options under the Company's Stock Option Plans.

(3) Consists of 38,400 shares owned of record and 565,000 shares issuable upon the exercise of presently exercisable options granted under the Company's Stock Option Plans.

(4) Consists of shares issuable upon the exercise of presently exercisable options granted under the Company's Stock Option Plans.

(5) Consists of 60,000 shares owned of record, 4,000 shares owned by his wife as to which Mr. Spiegelman disclaims beneficial interest and 30,000 shares issuable upon the exercise of presently exercisable options granted under the Company's Stock Option Plans.

(6) Consists of 28,000 shares owned of record and 68,000 shares issuable upon the exercise of presently exercisable options granted under the Company's Stock Option Plans.

(7) Consists of 19,000 shares owned of record and 25,000 shares held in the Track Data Phantom Unit Trust to be released upon his termination of association with the Company, or earlier with approval of the Board of Directors. Also includes 75,000 shares issuable upon the exercise of presently exercisable options granted under the Company's Stock Option Plans.

(8) Consists of 26,788,280 outstanding shares and 2,822,999 shares issuable upon exercise of options described in footnotes 2 through 7 above.




POTENTIAL CHANGE IN CONTROL

     Mr. Hertz has pledged approximately 24 million shares owned by him as collateral for the Company's arbitrage trading program and in connection with certain personal margin loans. A change in control could occur in the event Mr. Hertz lost control of these pledged shares. See Note C to Notes to Consolidated Financial Statements.


EQUITY COMPENSATION PLAN INFORMATION

     All equity compensation plans have been approved by the Company's stockholders.





                                                            At December 31, 2002

a)  Number of securities to be issued upon exercise
      of outstanding options, warrants and rights             6,313,650 shares


b)  Weighted-average exercise price of outstanding
      options, warrants and rights                              $1.68



c)  Number of securities remaining available for
      future issuance under equity compensation
         plans (excluding securities reflected
           in (a) above)                                      4,152,380 Shares





ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company leases its executive office facilities in Brooklyn from a limited partnership owned by the Company's Chairman and members of his family. The Company paid the partnership rent of $540,000 for the years ended December 31, 2002 and 2001. The lease provides for the Company to pay $540,000 per annum through April 1, 2003.

     In connection with the Company's arbitrage trading program, the Company's Chairman pledged approximately 10 million shares of his holdings of the Company's common stock as additional collateral for the arbitrage trading accounts. The Company is paying its Chairman at the rate of 2% per annum on the value of the collateral pledged. Such payments aggregated $131,000 and $144,000 for the years ended December 31, 2002 and 2001, respectively.

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

     The Company's Chairman has a margin loan of approximately $3.5 million as a customer of the Company's broker-dealer that is collateralized by 14 million of the Company's shares owned by him. This account is subject to an indemnity that covers all retail trading accounts with the Company's clearing broker, in the event they were to sustain losses.

     From April 1999 to August 2000, the Company offered online trading through its myTrack service utilizing Track Securities Corporation ("TSC") as its broker-dealer. TSC is a broker-dealer owned and operated by Jack Spiegelman, a director of the Company. The Company licensed its myTrack trading system to a subsidiary of TSC until August 2000. The Company was receiving $2.25 per trade pursuant to the agreement, which aggregated $2,280,000 in 2000. In addition, TSC paid a share of the marketing and advertising costs incurred by the Company, which aggregated $666,000 in 2000. In August 2000, the Company obtained its own broker-dealer license and, after registration in all states, terminated this relationship with TSC, except for the director consulting agreement, and transferred all the trading accounts from TSC to the Company's broker-dealer, Track Data Securities Corp. Further, the director has a five-year consulting agreement with the Company pursuant to which he is to be paid an annual fee of the greater of $50,000 or 5% of the after-tax earnings, if any, from trading activities. In 2002, 2001 and 2000, the fee was $50,000, respectively. In addition, the Company paid commissions to TSC of approximately $60,000 in 2002 in connection with the Company's trading of stocks and options through TSC.

ITEM 14. CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures.

An evaluation has been carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and the operation of our "disclosure controls and procedures" (as such term is defined in Rules 13a-14(c) under the Securities Exchange Act of 1934). This evaluation took place as of a date within 90 days prior to the filing date of this annual report ("Evaluation Date"). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, the disclosure controls and procedures are reasonably designed and effective to ensure that
(i) information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and
(ii) such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)  Changes in Internal Controls.

Since the Evaluation Date, there have not been any significant changes in our internal controls or in other factors that could significantly affect such controls.


                                     PART IV


ITEM 15. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits




EXHIBIT       DESCRIPTION
 3.1          Certificate of Incorporation, as amended (1)
 3.2          By-Laws (1)
 4.2          Specimen of Common Stock certificate (1)
10.1          1994 Stock Option Plan (1)
10.2          Form of indemnity agreement with directors (1)
10.3          Fully Disclosed Clearing Agreement with Penson Financial Services,
              Inc., dated October 13, 2000 (2)
10.4          1995 Stock Option Plan (3)
10.5          1995 Disinterested Directors' Stock Option Plan (4)
10.6          1996 Stock Option Plan (5)
10.7          1998 Stock Option Plan (6)
10.8          2001 Stock Option Plan (7)
10.9          2002 Stock Option Plan (8)
23            Consent of Grant Thornton LLP filed herewith
99.1          No Action Letter issued by Securities Exchange Commission dated
              January 6, 2003 to operate Track ECN through July 6, 2003
99.2          Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
_ _ _ _ _ _ _ _ _ _ _ _ _ _ _

(1) Incorporated by reference to Exhibits 3.1, 3.2, 4.2, 10.3 and 10.4 to Form S-1 Registration Statement No. 33-78570.

(2) Incorporated by reference to Exhibit 10.3 to 10-K Annual Report for the year ended December 31, 2001

(3) Incorporated by reference to Exhibit A to Definitive Proxy for August 10, 1995, Annual Meeting of Stockholders

(4) Incorporated by reference to Exhibit B to Definitive Proxy for August 10, 1995, Annual Meeting of Stockholders

(5) Incorporated by reference to Appendix A to Definitive Proxy for November 7, 1996, Annual Meeting of Stockholders

(6) Incorporated by reference to Appendix A to Definitive Proxy for November 5, 1998, Annual Meeting of Stockholders

(7) Incorporated by reference to Appendix A to Definitive Proxy for November 1, 2001, Annual Meeting of Stockholders

(8) Incorporated by reference to Appendix A to Definitive Proxy for August 13, 2002, Annual Meeting of Stockholders

(b) Reports on Form 8-K during fourth quarter

     None.


SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              TRACK DATA CORPORATION


                              By     /s/
                              ----------------------------------
                              Barry Hertz, Chairman of the Board



     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURE                           TITLE                                      DATE

     /s/
-------------------------------
 Barry Hertz                       Chairman of the Board and                  March 20, 2003
                                   Chief Executive Officer

     /s/
--------------------------------
Martin Kaye                        Chief Operating Officer,  Chief            March 20, 2003
                                   Financial Officer, Secretary and Director
                                   (Principal Financial and Accounting Officer)
     /s/
--------------------------------
Jay Gelman                         Executive Vice President                   March 20, 2003
                                     and Director

    /s/
--------------------------------
Stanley Stern                      Senior Vice President - Customer           March 20, 2003
                                     Relations and Director
     /s/
--------------------------------
Abraham Biderman                   Director                                   March 20, 2003

     /s/
--------------------------------
E. Bruce Fredrikson                Director                                   March 20, 2003

     /s/
--------------------------------
Jack Spiegelman                    Director                                   March 20, 2003

     /s/
--------------------------------
Charles Zabatta                    Director                                   March 20, 2003



                                  CERTIFICATION

I, Barry Hertz, CEO of Track Data Corporation, certify that:

1.   I have reviewed this annual report on Form 10-K of Track Data Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c. Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in the internal controls; and

     b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  March  20, 2003             /s/
                                   ------------------------------------
                                   Barry  Hertz,  CEO
                                   (principal  executive  officer)


                                  CERTIFICATION

I, Martin Kaye, CFO of Track Data Corporation, certify that:

1.   I have reviewed this annual report on Form 10-K of Track Data Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c. Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in the internal controls; and

     b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 20, 2003               /s/
                                  ---------------------------------------
                                  Martin Kaye, CFO
                                  (principal financial officer)