Form 10-K
period 2003-03-31
TRACK DATA CORP
filed 2003-05-14
CIK 922811

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



                  For the quarterly period ended MARCH 31, 2003

                         Commission File Number 0-24634


                             TRACK DATA CORPORATION
             (Exact name of registrant as specified in its charter)


                                    DELAWARE
                 (State or other jurisdiction of incorporation)

                                   22-3181095
                      (I.R.S. Employer Identification No.)

                                95 ROCKWELL PLACE
                               BROOKLYN, NY 11217
                    (Address of principal executive offices)

                                 (212) 522-7373
                         (Registrant's telephone number)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of April 30, 2003 there were 50,497,457 shares of common stock outstanding.


PART I.     FINANCIAL INFORMATION
            ---------------------

Item 1.     Financial Statements
            --------------------

            See pages 2-10

Item 2.     Management's Discussion and Analysis of Financial Condition and
            ---------------------------------------------------------------
            Results of Operations
            ---------------------

            See pages 11-16

Item  3.    Quantitative  and  Qualitative  Disclosures  About  Market  Risk
            ----------------------------------------------------------------

            See page 16

Item  4.    Controls  and  Procedures
            -------------------------

            See page 16


PART ll.    OTHER INFORMATION
--------    -----------------

            See page 18


                     TRACK DATA CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                     (in thousands, except number of shares)


                                                          MARCH 31,   DECEMBER 31,
                                                            2003        2002
                                                         ---------   ------------
                                                         Unaudited   Derived from
                                                                       audited
                                                                      financial
                                                                      statements
ASSETS

CASH AND EQUIVALENTS                                      $ 6,063      $ 5,491

ACCOUNTS RECEIVABLE - net                                   1,658        3,861

DUE FROM CLEARING BROKER                                      207          324

DUE FROM BROKER                                            24,901       20,111

MARKETABLE SECURITIES                                      25,776       11,021

FIXED ASSETS - at cost (net of accumulated depreciation)    2,514        2,846

EXCESS OF COST OVER NET ASSETS ACQUIRED                     1,900        1,900

OTHER ASSETS                                                  955          862
                                                          -------      -------

TOTAL                                                     $63,974      $46,416
                                                          =======      =======

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
     Accounts payable and accrued expenses                $ 4,478      $ 4,338
     Note payable - bank                                      -          1,030
     Notes payable - other                                    476          870
     Trading securities sold but not yet purchased         39,470       19,725
     Capital lease obligations                                 51           83
     Net deferred income tax liabilities                       65          295
     Other liabilities, including income taxes                190          468
                                                          -------      -------
                    Total liabilities                      44,730       26,809
                                                          -------      -------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Common stock - $.01 par value; 300,000,000
        shares authorized; issued and
        outstanding - 50,573,457 shares in 2003
        and 50,912,475 shares in 2002                         506          509
     Additional paid-in capital                            14,814       15,019
     Accumulated other comprehensive income                   390          735
     Retained earnings                                      3,534        3,344
                                                          -------      -------

                    Total stockholders' equity             19,244       19,607
                                                          -------      -------

TOTAL                                                     $63,974      $46,416
                                                          =======      =======


See notes to condensed consolidated financial statements




                    TRACK DATA CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                    (in thousands, except earnings per share)

                                   (unaudited)



                                                 2003      2002
                                               --------  -------

SERVICE FEES AND REVENUE                       $10,695   $13,136
                                               --------  -------

COSTS AND EXPENSES:
     Direct operating costs                      6,354     6,467
     Selling and administrative expenses         4,291     4,835
     Marketing and advertising                      78       289
     (Gain)loss on marketable securities          (369)    1,053
     Interest expense - net                         25       370
                                               -------   -------

                    Total                       10,379    13,014
                                               -------   -------

INCOME BEFORE INCOME TAXES                         316       122

INCOME TAXES                                       126        49
                                               -------   -------

NET INCOME                                     $   190   $    73
                                               =======   =======

BASIC AND DILUTED NET INCOME PER SHARE            $.00      $.00
                                                  ====      ====

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING   50,714    53,904
                                               =======   =======

ADJUSTED DILUTIVE SHARES OUTSTANDING            50,714    54,856
                                               =======   =======

See notes to condensed consolidated financial statements




                     TRACK DATA CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS'
                          EQUITY AND COMPREHENSIVE LOSS
                        THREE MONTHS ENDED MARCH 31, 2003
                                 (in thousands)
                                   (unaudited)


                                                      ACCUMULATED
                                         ADDITIONAL      OTHER                COMPRE-
                                 COMMON   PAID-IN    COMPREHENSIVE  RETAINED  HENSIVE
                                 STOCK    CAPITAL        INCOME     EARNINGS   LOSS

BALANCE, JANUARY 1, 2003         $509     $15,019        $ 735       $3,344

  Net income                                                            190    $ 190

  Purchase and retirement of
     treasury stock                (3)       (205)

  Unrealized loss on marketable
     securities - net of taxes                            (345)                 (345)
                                                                               -----

  Comprehensive loss                                                           $(155)
                                 ----     -------        -----       ------    =====

BALANCE, MARCH 31, 2003          $506     $14,814        $ 390       $3,534
                                 ====     =======        =====       ======

See notes to condensed consolidated financial statements






                     TRACK DATA CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                 (in thousands)
                                   (unaudited)

                                                               2003       2002
                                                            ---------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                $    190   $     73
  Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization                             376        495
       Gain on sale of Innodata and Edgar
          Online common stock                                   -           (59)
       Deferred taxes                                           -            49
       Changes in operating assets and liabilities:
             Accounts receivable and due
               from clearing broker                            2,320        150
             Due from broker                                  (4,790)   (37,497)
             Marketable securities                           (15,330)     5,259
             Other assets                                       (103)       (57)
             Accounts payable and accrued expenses               140        457
             Securities sold, but not yet purchased           19,745     32,421
             Other liabilities                                  (284)       (41)
                                                            --------   --------

                 Net cash provided by operating activities     2,264      1,250
                                                            --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of fixed assets                                       (40)       (93)
  Proceeds from sale of Innodata
     and Edgar Online common stock                                 1        101
                                                            --------   --------

                 Net cash (used in) provided
                   by investing activities                       (39)         8
                                                            --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments under capital lease obligations                       (32)      (137)
  Net (payments) borrowings on note payable - bank            (1,030)         3
  Net (payments) borrowings on notes payable - other            (394)        12
  Purchase of treasury stock                                    (208)    (2,291)
  Proceeds from exercise of stock options                       -           188
  Net proceeds on loans from employee savings program             10         27
                                                            --------   --------

                 Net cash used in financing activities        (1,654)    (2,198)
                                                            --------   --------

EFFECT OF EXCHANGE RATE DIFFERENCES ON CASH                        1          1
                                                            --------   --------

NET INCREASE (DECREASE) IN CASH                                  572       (939)

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                      5,491      5,687
                                                            --------   --------

CASH AND EQUIVALENTS, END OF PERIOD                         $  6,063   $  4,748
                                                            ========   ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid for:
          Interest                                          $     55   $    428
          Income taxes                                           437         45

See notes to condensed consolidated financial statements



                     TRACK DATA CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (unaudited)


1. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2003, and the results of operations and of cash flows for the three months ended March 31, 2003 and 2002. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of results that may be expected for any other interim period or for the full year.

     These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2002 included in the Company's Annual Report on Form 10-K. The accounting policies used in preparing these financial statements are the same as those described in the December 31, 2002 financial statements.

2. During the three months ended March 31, 2003, the Company purchased 339,018 shares of its common stock at a cost of $208,000.

3. The Company charges all costs incurred to establish the technological feasibility of a product or product enhancement to research and development expense. Research and development expenses were $79,000 and $79,000 for the three months ended March 31, 2003 and 2002, respectively.

4. Advertising costs, charged to operations when incurred, were $78,000 and $289,000 for the three months ended March 31, 2003 and 2002, respectively.

5.   Marketable securities consists of the following (in thousands):


                                                MARCH 31,  DECEMBER 31,
                                                  2003        2002
     Edgar Online - Available for
        sale securities - at market             $   619     $ 1,231
     Innodata - Available for sale
        securities - at market                    1,855       1,818
     Trading securities - at market              23,302       7,972
                                                -------     -------
     Marketable securities                      $25,776     $11,021
                                                =======     =======
     Trading securities sold but
       not yet purchased - at market            $39,470     $19,725
                                                =======     =======


     The Company owns 695,800 shares of Edgar Online, Inc. ("EOL"), an Internet-based supplier of business, financial and competitive intelligence derived from U.S. Securities and Exchange Commission data. The Company carries the investment at $619,000, the market value at March 31, 2003. The difference between the cost of $9,000 and market value of these securities, net of $244,000 in deferred taxes, or $366,000 is classified as a component of accumulated other comprehensive income included in stockholders' equity.

     The Company owns 1,892,726 shares of Innodata, a provider of digital content outsourcing services. The Company carries the investment at $1,855,000 the market value at March 31, 2003. The difference between the cost of $1,815,000 and market value of these securities, net of $16,000 in deferred taxes, or $24,000 is classified as a component of accumulated other comprehensive income included in stockholders' equity.

     The Company engages in arbitrage trading activity in which it seeks to fully cover open positions in its trading accounts during each month with covering option positions that expire in succeeding months. As of March 31, 2003, trading securities had a long market value of $23,302,000 with a cost of $23,473,000, or a net unrealized loss of $171,000. Securities sold but not yet purchased, had a short market value of $39,470,000 with a cost/short proceeds of $39,519,000, or a net unrealized gain of $49,000. The Company expects that its March 31, 2003 positions will be closed during the second quarter of 2003 and that other positions with the same strategy will be established. The Company pledged its holdings in EOL and Innodata as collateral for its trading accounts. In addition, the Company's Chairman pledged approximately 10 million shares of his holdings in the Company's common stock as collateral for these accounts. The Company is paying its Chairman a fee at the rate of 2% per annum on the value of the collateral pledged. Such payments aggregated $12,000 and $59,000 for the three months ended March 31, 2003 and 2002, respectively.

     In the fourth quarter of 2001, the Company expanded its arbitrage trading program to include a greater risk profile trading program. In the first quarter of 2002, the greater risk portion of the trading program incurred a pre-tax loss of $1,400,000. The Company continued its arbitrage trading program but has discontinued the greater risk trading program.

     At December 31, 2002, trading securities had a long market value of $7,972,000 with a cost of $8,403,000, or a net unrealized loss of $431,000. Securities sold but not yet purchased, had a short market value of $19,725,000 with a cost/short proceeds of $19,973,000, or a net unrealized gain of $248,000.

6. Earnings Per Share--Basic earnings per share is based on the weighted average number of common shares outstanding without consideration of potential common stock. Diluted earnings per share is based on the weighted average number of common and potential dilutive common shares outstanding. There was no effect on earnings per share as a result of potential dilution. The calculation takes into account the shares that may be issued upon exercise of stock options, reduced by the shares that may be repurchased with the funds received from the exercise, based on the average price during the period.

7. Accounting for Stock Options--On December 31, 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS 148 amends the disclosure provisions of SFAS 123 and APB Opinion No. 28, "Interim Financial Reporting," to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The adoption of SFAS 148 disclosure requirements did not have an effect on the Company's consolidated financial statements. At March 31, 2003, the Company has seven stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant.

     The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

                                                   THREE MONTHS ENDED MARCH 31,
                                                      2003            2002
                                           (in thousands, except earnings per share)

     Net income, as reported                          $ 190          $  73
     Deduct:  Total stock-based
       employee compensation expense
       determined under fair value
       based method for all awards,
       net of related tax effects                      (236)          (431)
                                                      -----          -----
     Net loss, as adjusted                            $ (46)         $(358)
                                                      =====          =====

     Earnings (loss) per share:
       Basic and diluted --as reported                 $.00           $.00
       Basic and diluted --as adjusted                 $.00          $(.01)



     In January, 2003, the Company granted five-year options to officers, directors and employees to purchase an aggregate of 1,400,350 shares at prices of $1.00 - $1.25 vesting over two years. The weighted average fair value of the options was $.55 per share. The fair value of options at date of grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions: an expected life of four years in 2003 and 2002; risk free interest rate of 2.7% in 2003 and 4% in 2002; expected volatility of 137% in 2003 and 135% in 2002; and a zero dividend yield. The effects of applying SFAS 123 in this proforma disclosure are not indicative of future results.

8. Segment Information--The Company is a financial services company that provides real-time financial market data, fundamental research, charting and analytical services to institutional and individual investors through dedicated telecommunication lines and the Internet. The Company also disseminates news and third-party database information from more than 100 sources worldwide. The Company owns Track Data Securities Corp., a registered securities broker-dealer and member of the National Association of Securities Dealers, Inc. The Company provides a proprietary, fully integrated Internet-based online trading and market data system, proTrack, for the professional institutional traders, and myTrack, for the individual trader. The Company also operates Track ECN, an electronic communications network that enables traders to display and match limit orders for stocks. The Company's operations are classified in two business segments: (1) market data services and trading, including ECN services since February 2002, to the institutional professional investment community, and (2) Internet-based online trading and market data services to the non-professional individual investor community. The Company also engages in arbitrage trading. See Note 5.

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



                                              THREE MONTHS ENDED MARCH 31,

                                                     2003      2002
     Revenues
      Professional Market                          $ 6,826   $ 7,557
      Non-Professional Market                        3,869     5,579
                                                   -------   -------
      Total                                        $10,695   $13,136
                                                   =======   =======

     Income before unallocated
      amounts and income taxes:
       Professional Market                         $   285   $ 1,416
       Non-Professional Market                          63       612
     Unallocated amounts:
       Depreciation and amortization                  (376)     (483)
       Gain (loss) on marketable securities            369    (1,053)
       Interest expense, net                           (25)     (370)
                                                   -------   -------
     Income before income taxes                    $   316   $   122
                                                   =======   =======


9. Transactions with Clearing Broker and Customers--The Company conducts business through a clearing broker which settles all trades for the Company, on a fully disclosed basis, on behalf of its customers. The Company earns commissions as an introducing broker for the transactions of its customers. In the normal course of business, the Company's customer activities involve the execution of various customer securities transactions. These activities may expose the Company to off-balance-sheet risk in the event the customer or other broker is unable to fulfill its contracted obligations and the Company has to purchase or sell the financial instrument underlying the contract at a loss.

     The Company's customer securities activities are transacted on either a cash or margin basis. In margin transactions, the clearing broker extends credit to the Company's customers, subject to various regulatory margin requirements, collateralized by cash and securities in the customers' accounts. However, the Company is required to either obtain additional collateral or to sell the customer's position if such collateral is not forthcoming. The Company is responsible for any losses on such margin loans, and has agreed to indemnify its clearing broker for losses that the clearing broker may sustain from the customer accounts introduced by the Company. The Company's Chairman and CEO has a margin loan of approximately $3.5 million as a customer of the Company's broker-dealer which is collateralized by 14 million of the Company's shares owned by him and which is also subject to such indemnity by the Company in the event the clearing broker were to sustain losses.

     The Company and its clearing broker seek to control the risks associated with customer activities by requiring customers to maintain margin collateral in compliance with various regulatory and internal guidelines. The Company and its clearing broker monitor required margin levels daily and, pursuant to such guidelines, require the customer to deposit additional collateral or to reduce positions when necessary.

10. Net Capital Requirements--The SEC, NASD, and various other regulatory agencies have stringent rules requiring the maintenance of specific levels of net capital by securities brokers, including the SEC's uniform net capital rule, which governs TDSC. Net capital is defined as assets minus liabilities, plus other allowable credits and qualifying subordinated borrowings less mandatory deductions that result from excluding assets that are not readily convertible into cash and from valuing other assets, such as a firm's positions in securities, conservatively. Among these deductions are adjustments in the market value of securities to reflect the possibility of a market decline prior to disposition.

     As of March 31, 2003, TDSC was required to maintain minimum net capital, in accordance with SEC rules, of $1 million and had total net capital of $2,737,000, or approximately $1,737,000 in excess of minimum net capital requirements.

     If TDSC fails to maintain the required net capital it may be subject to suspension or revocation of registration by the SEC and suspension or expulsion by the NASD and other regulatory bodies, which ultimately could require TDSC's liquidation.

11.  Comprehensive loss is as follows (in thousands):



                                       THREE MONTHS ENDED
                                            MARCH 31,
                                        2003       2002

     Net income                        $ 190      $  73
     Unrealized loss on marketable
       securities-net of taxes          (345)      (535)
     Reclassification adjustment
       for gain on marketable
       securities - net of taxes         -          (52)
                                       -----      -----

     Comprehensive loss                $(155)     $(514)
                                       =====      =====

12. The Company's common stock is listed on Nasdaq's National Market System. The Company has received a delisting notice from Nasdaq because it has not maintained a closing bid price of at least $1.00 that is required for continued listing. The continued listing of the Company's shares on the National Market System depends on a possible deferral of the minimum bid price requirement that is now being considered by the SEC and Nasdaq. Any deferral that is adopted by the SEC and Nasdaq is expected not to extend beyond September 8, 2003, and may terminate before then. Nasdaq has informed the Company that its listing will be maintained until July 7, 2003 if it continues to meet all initial listing criteria except the minimum bid price. Should the Company's shares be delisted from the National Market System, the Company expects that, subject to certain conditions, its shares may be listed on the Nasdaq SmallCap Market until September 8, 2004 whether or not the Company's shares meet the minimum bid price requirement.

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


                     TRACK DATA CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

BUSINESS

     Track Data Corporation (the "Company") is a financial services company that provides real-time financial market data, fundamental research, charting and analytical services to institutional and individual investors through dedicated telecommunication lines and the Internet. The Company also disseminates news and third-party database information from more than 100 sources worldwide. The Company owns Track Data Securities Corp. ("TDSC"), a registered securities broker-dealer and member of the National Association of Securities Dealers, Inc. The Company provides a proprietary, fully integrated Internet-based online trading and market data system, proTrack, for the professional institutional traders, and myTrack, for the individual trader. The Company also operates Track ECN, an electronic communications network that enables traders to display and match limit orders for stocks. The Company's operations are classified in two business segments: (1) Professional Market -- Market data services and trading, including ECN services, to the institutional professional investment community, and (2) Non-Professional Market -- Internet-based online trading and market data services to the non-professional individual investor community. The Company also engages in arbitrage trading.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2003 AND 2002

     Revenues for the three months ended March 31, 2003 and 2002 were $10,695,000 and $13,136,000, respectively, a decrease of 19%. The Company's Professional Market segment had revenues for the three months ended March 31, 2003 and 2002 of $6,826,000 and $7,557,000, respectively, a decrease of 10% for this segment. The Company's Non-Professional Market segment had revenues of $3,869,000 and $5,579,000, respectively, for the three months ended March 31, 2003 and 2002, a decrease of 31% for this segment. Since 2001, the Company has experienced a decline in revenues from its market data services to the Professional Market segment due principally to a reduction in customers' staffing. Management expects this trend to continue through 2003, negatively impacting revenues and profits. The decline in Professional segment revenues was partially offset by revenues of $773,000 from the Company's Track ECN that commenced operations in the second quarter of 2002. In addition, the Company continues to experience a significant decline in revenues and profits from its retail trading and market data businesses in its Non-Professional segment as individual investors leave the market, curtail trading or trade with competitors.

     Direct operating costs were $6,354,000 for the three months ended March 31, 2003 and $6,467,000 for the similar period in 2002, a decrease of 2%. Direct operating costs as a percentage of revenues were 59% in 2003 and 49% in 2002. Without giving effect to unallocated depreciation and amortization expense, the Company's Professional Market segment had $3,559,000 and $3,227,000 of direct costs for the three months ended March 31, 2003 and 2002, respectively, an increase of 10%. Direct operating costs as a percentage of revenues for the Professional segment were 52% in 2003 and 43% in 2002. The increased dollars and percentage in 2003 in the Professional segment is due to costs associated with the Company's new Track ECN, including commissions to its subscribers and clearing costs, as well as certain fixed costs that were not reduced commensurate with the reduced revenues from its market data business. Without giving effect to unallocated depreciation and amortization expense, the Company's Non-Professional Market segment had $2,515,000 and $2,847,000 in direct costs for the three months ended March 31, 2003 and 2002, respectively, a decrease of 12%. Direct operating costs as a percentage of revenues for the Non-Professional segment were 65% in 2003 and 51% in 2002. The increased percentage in the Non-Professional segment reflects the fact that this segment has a fixed costs that were not reduced commensurate with the reduced revenues. Direct operating costs include direct payroll, direct telecommunication costs, computer supplies, depreciation, equipment lease expense and the amortization of software development costs, costs of clearing, back office payroll and other direct broker-dealer expenses and, in 2003, ECN customer commissions and clearing.

     Selling and administrative expenses were $4,291,000 and $4,835,000 in the 2003 and 2002 periods, respectively, a decrease of 11%. Selling and administrative expenses as a percentage of revenues was 40% in 2003 and 37% in 2002. Without giving effect to unallocated depreciation and amortization expense, selling and administrative expenses for the Professional Market segment were $2,950,000 and $2,697,000 in the 2003 and 2002 periods, respectively, an increase of 9%. For the Professional Market segment selling and administrative expenses as a percentage of revenues was 43% in 2003 and 36% in 2002. The dollar and percentage increase was due to selling and administrative expenses associated with the revenues from the new Track ECN. Without giving effect to unallocated depreciation and amortization expense, selling and administrative expenses for the Non-Professional segment were $1,244,000 and $2,049,000 in the 2003 and 2002 periods, respectively, a decrease of 39%. For the Non-Professional segment selling and administrative expense as a percentage of revenue was 32% in 2003 and 37% in 2002. The decrease in dollars and percent was due to a greater allocation of indirect costs to the Professional segment based on its greater level of revenues.

     Marketing and advertising costs were $78,000 in 2003 and $289,000 in 2002. The Professional Market segment spent $31,000 in 2003 and $218,000 in 2002. The Non-Professional segment incurred marketing costs of $47,000 in 2003 and $71,000 in 2002.

     The Professional Market segment realized $285,000 in income before unallocated amounts and income taxes in 2003 compared to income of $1,416,000 in 2002. The Non-Professional Market segment realized $63,000 in income in 2003 and $612,000 in 2002 before unallocated amounts and income taxes.

     In 2003 and 2002, the Company recognized a gain of $369,000 and a loss of $1,053,000, respectively, on the sale of certain shares of Edgar Online, Inc. and Innodata Corporation, and from other marketable securities due to its arbitrage trading strategy. In the fourth quarter of 2001, the Company expanded its arbitrage trading program to include a greater risk profile trading program. In the first quarter of 2002, the greater risk trading program resulted in a pre-tax loss of $1,400,000. The Company continued its arbitrage trading program but discontinued the greater risk trading program.

     Net interest expense in 2003 was $25,000 compared to net interest expense of $370,000 in 2002. The decrease in interest expense in 2003 is due principally to significantly lower levels of margin debt in connection with the Company's arbitrage trading program.

     As a result of the above-mentioned factors, the Company realized net income of $190,000 in the 2003 period compared to $73,000 in 2002.

LIQUIDITY AND CAPITAL RESOURCES

     During the three months ended March 31, 2003, cash provided by operating activities was $2,264,000 compared to $1,250,000 for the same period in 2002. The increase in 2003 was principally due to collection of accounts receivable. Cash flows used in investing activities in 2003 was $39,000, compared to $8,000 provided by investing activities in 2002 due to proceeds from sales of Innodata and Edgar Online common stock. Cash flows used in financing activities was $1,654,000 in 2003, principally from net payments on bank and other notes, compared to $2,198,000 in 2002, principally for the purchase of treasury stock.

     The Company has a line of credit with a bank. The line is collateralized by the assets of the Company and is guaranteed by its Chairman. Interest is charged at 1.75% above the bank's prime rate and is due on demand. The Company may borrow up to 80% of eligible market data service receivables and is required to maintain a compensating balance of 10% of the outstanding loans. At March 31, 2003, the Company had no borrowings under the line. The Company believes that its line of credit is sufficient for the Company's cash requirements for the next 12 months.

     The Company has significant positions in stocks and options and receives significant proceeds from the sale of trading securities sold but not yet purchased under the arbitrage trading strategy described in Note 5 of Notes to Condensed Consolidated Financial Statements. The Company expects that its March 31, 2003 positions will be closed during the second quarter of 2003 and that other positions with the same strategy will be established. The level of trading activity is substantially dependent on the value of the shares of Track Data pledged by its CEO, and Innodata and Edgar Online common stock that is held as collateral. In the fourth quarter of 2001, the Company expanded its arbitrage trading program to include a greater risk profile trading program. In the first quarter of 2002, the greater risk portion of the trading program resulted in a pre-tax loss of $1,400,000. The Company continued its arbitrage trading program but discontinued the greater risk trading program.

     Since 2001, the Company has experienced a decline in revenues and profits from its Professional Market segment due principally to a reduction in customers' staffing. This downtrend is continuing in 2003. In addition, the Company experienced a significant decline in revenues from its retail trading business. Retail investors have left the market, curtailed trading or are trading with competitors.

     During the second quarter of 2002, the Company commenced operations of its Track ECN that enables traders to display and match limit orders for stocks. During the fourth quarter of 2002, under Nasdaq's new SuperMontage trading system, many liquidity takers were avoiding the Track ECN due to its higher than average fee of $.007 per share. This resulted in a significant decline in ECN daily volume. Effective January 1, 2003, new pricing was instituted that pays subscribers $.0023 per share for adding liquidity and charges $.0029 for taking liquidity in an effort to regain market share. This reduces profit margin potential. Based on lower pricing and reduced volumes, the Company does not presently anticipate significant revenues and profits from Track ECN in 2003.

     During the year ended December 31, 2002, the Company repurchased under its buy back program approximately 3.4 million shares of its common stock for $4 million. The Company authorized an additional buy back of up to 2 million shares. During the first quarter of 2003, the Company repurchased approximately 339,000 shares for $208,000. No major capital expenditures are anticipated beyond the normal replacement of equipment and additional equipment to meet customer requirements.

     The Company is subject to legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the Company's financial position.

     In connection with the Company's broker-dealer operations, certain customer securities activities are transacted on a margin basis. The Company's clearing broker extends credit to the Company's customers, subject to various regulatory margin requirements, collateralized by cash and securities in the customers' accounts. In the event of a decline in the market value of the securities in a margin account, the Company is required to either obtain additional collateral from the customer or to sell the customer's position if such collateral is not forthcoming. The Company is responsible for any losses on such margin loans, and has agreed to indemnify its clearing broker for losses that the clearing broker may sustain from the customer accounts introduced by the Company. The Company's Chairman and CEO has a margin loan of approximately $3.5 million as a customer of the Company's broker-dealer that is collateralized by 14 million of the Company's shares owned by him and which is also subject to such indemnity by the Company in the event the clearing broker were to sustain losses. The Company and its clearing broker seek to control the risks associated with customer activities by monitoring required margin levels daily and, pursuant to such guidelines, requiring the customer to deposit additional collateral or to reduce positions when necessary.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

     At December 31, 2002, the Company had operating lease obligations aggregating $2,318,000 pursuant to which payments are due as follows:
$1,153,000 in 2003; $615,000 in 2004; $311,000 in 2005; $188,000 in 2006 and
$51,000 in 2007. There are no significant changes in such commitments as of March 31, 2003.

     In connection with the Company's broker-dealer operations, certain customer securities activities are transacted on a margin basis. The Company's clearing broker extends credit to the Company's customers, subject to various regulatory margin requirements, collateralized by cash and securities in the customers' accounts. In the event of a decline in the market value of the securities in a margin account, the Company is required to either obtain additional collateral from the customer or to sell the customer's position if such collateral is not forthcoming. The Company is responsible for any losses on such margin loans, and has agreed to indemnify its clearing broker for losses that the clearing broker may sustain from the customer accounts introduced by the Company. The Company's Chairman and CEO has a margin loan of approximately $3.5 million as a customer of the Company's broker-dealer that is collateralized by 14 million of the Company's shares owned by him and which is also subject to such indemnity by the Company in the event the clearing broker were to sustain losses. The Company and its clearing broker seek to control the risks associated with customer activities by monitoring required margin levels daily and, pursuant to such guidelines, requiring the customer to deposit additional collateral or to reduce positions when necessary.

CRITICAL ACCOUNTING POLICIES

     Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results when different assumptions are utilized. We believe that our
principal critical accounting policies are described below.   For a detailed
discussion on the application of these and other accounting policies, see Note A of Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

     REVENUE RECOGNITION

          During the second quarter of 2002, the Company commenced operations of its Track ECN that enables traders to display and match limit orders for stocks. Until December 31, 2002, the Company encouraged broker-dealers and market makers to become subscribers to its ECN by paying a commission of up to $5.00 per thousand shares for adding liquidity (limit orders added to the ECN order book) and charged $7.00 per thousand shares for taking liquidity (those who execute against an existing bid or offer on the ECN). The Company met resistance in the payment of its fees by certain non-subscribers who accessed the Track ECN through Nasdaq's SuperSoes automated execution system. All methods of collecting its charges are being pursued, including the filing of arbitration cases against those parties who refuse to pay for the services. The Company has recognized as revenues only that portion of its billing that has been paid or agreed to be paid by users. The accounting policy used for revenue recognition for the ECN through December 31, 2002 can result and has resulted in revenues recognized after the period of service.

          Commencing January 1, 2003, the Company changed its pricing model to charge a significantly lower fee of $2.90 per thousand shares from the previous fee of $7.00 per thousand shares. This has allowed collection from many market participants who previously refused to pay. Further, the Company operates within Nasdaq's SuperMontage system on a basis that allows it to reject orders received from market participants that do not pay for services. Accordingly, the revenue recognition with respect to transactions after January 1, 2003 was changed to recognizing revenue as services are performed.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to interest rate change market risk with respect to its credit facility with a financial institution, which is priced based on the prime rate of interest. At March 31, 2003, the Company had no borrowings under the credit facility. Changes in the prime interest rate during fiscal 2003 will have a positive or negative effect on the Company's interest expense on borrowings, if any. Such exposure will increase should the Company maintain higher levels of borrowing during 2003.

          The Company has significant positions in stocks and options and receives significant proceeds from the sale of trading securities sold but not yet purchased under the arbitrage trading strategy described in Note 5 of Notes to Condensed Consolidated Financial Statements. The Company's arbitrage trading strategy is to fully cover its open positions during each month with covering option positions that expire in succeeding months. The Company expects that its March 31, 2003 positions will be closed during the second quarter of 2003 and that other positions with the same strategy will be established. In the fourth quarter of 2001, the Company expanded its arbitrage trading program to include a greater risk profile trading program. In the first quarter of 2002, the greater risk portion of the trading program incurred a pre-tax loss of $1,400,000. The Company continued its arbitrage trading program but discontinued the greater risk trading program. In connection with the arbitrage trading program, the Company incurs margin loans. The Company is exposed to interest rate change market risk with respect to these margin loans. Such exposure will increase should the Company maintain higher levels of borrowing during 2003. The level of trading in the arbitrage trading account is dependent on the value of Track Data common stock pledged by its CEO, and Innodata and Edgar Online common stock which is used as collateral. The price of these stocks declined during 2002 and 2003.

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

     PART  II.   OTHER  INFORMATION
     ---------   ------------------

Item 1.     Legal Proceedings. Not Applicable
            -----------------

Item 2.     Changes in Securities and Use of Proceeds. Not Applicable
            -----------------------------------------

Item 3.     Defaults upon Senior Securities. Not Applicable
            -------------------------------

Item 4.     Submission of Matters to a Vote of Security Holders. Not Applicable
            ---------------------------------------------------

Item 5.     Other Information. None
            -----------------

Item 6.     (a) Exhibits.
                --------
                    99 Certification Pursuant to18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

            (b) There were no reports on Form 8-K filed during the first quarter of 2003.

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


TRACK DATA CORPORATION


Date: 5/13/03                                          /s/
                                       ---------------------------------
                                                Barry Hertz
                                                Chairman of the Board
                                                Chief Executive Officer


Date: 5/13/03                                          /s/
                                       ---------------------------------
                                                Martin Kaye
                                                Chief Operating Officer
                                                Principal Financial Officer



                                  CERTIFICATION

I, Barry Hertz, CEO of Track Data Corporation, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Track Data
     Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in the internal controls; and

     b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May  13,  2003                   /s/
                                    ------------------------------------
                                        Barry  Hertz,  CEO
                                        (principal  executive  officer)



                                  CERTIFICATION

I, Martin Kaye, CFO of Track Data Corporation, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Track Data
     Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in the internal controls; and

     b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003                                   /s/
                                              --------------------------------
                                                 Martin Kaye, CFO
                                                (principal financial officer)