Form 10-Q
period 2003-06-30
TRACK DATA CORP
filed 2003-08-14
CIK 922811

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

Commission File Number 0-24634

TRACK DATA CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	22-3181095
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

95 Rockwell Place
Brooklyn, NY 11217
(Address of principal executive offices)

(718) 522-7373
(Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐

Indicate by checkmark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of July 31, 2003 there were 48,880,071 shares of common stock outstanding.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

See pages 2-11

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

See pages 12-18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

See page 18

Item 4.	Controls and Procedures

See page 19

PART ll.	OTHER INFORMATION

See page 20

1

Track Data Corporation and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except number of shares)

	June 30,	December 31,
	2003	2002

	Unaudited	Derived from
		audited
		financial
		statements
ASSETS

CASH AND EQUIVALENTS	$5,973	$5,491

ACCOUNTS RECEIVABLE - net	1,440	3,861

DUE FROM CLEARING BROKER	643	324

DUE FROM BROKER	33,515	20,111

MARKETABLE SECURITIES	15,416	11,021

FIXED ASSETS - at cost (net of accumulated depreciation)	2,271	2,846

EXCESS OF COST OVER NET ASSETS ACQUIRED	1,900	1,900

OTHER ASSETS	1,000	862

TOTAL	$62,158	$46,416

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Accounts payable and accrued expenses	$4,117	$4,338
Note payable - bank	-	1,030
Notes payable - other	482	870
Trading securities sold but not yet purchased	37,457	19,725
Capital lease obligations	29	83
Net deferred income tax liabilities	371	295
Other liabilities, including income taxes	544	468

Total liabilities	43,000	26,809

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock - $.01 par value; 300,000,000 shares authorized; issued and
outstanding – 48,820,571 shares in 2003 and 50,912,475 shares in 2002	488	509
Additional paid-in capital	13,813	15,019
Accumulated other comprehensive income	849	735
Retained earnings	4,008	3,344

Total stockholders’ equity	19,158	19,607

TOTAL	$62,158	$46,416

See notes to condensed consolidated financial statements
2

Track Data Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
SIX MONTHS ENDED JUNE 30, 2003 AND 2002
(in thousands, except earnings per share)
(Unaudited)

	2003	2002

SERVICE FEES AND REVENUE	$21,019	$26,375

COSTS AND EXPENSES:
Direct operating costs	12,383	14,169
Selling and administrative expenses	8,128	9,471
Marketing and advertising	134	457
Writedown of investments in private companies	-	516
(Gain) loss on marketable securities	(766)	306
Interest expense – net	33	593

Total	19,912	25,512

INCOME BEFORE INCOME TAXES	1,107	863

INCOME TAXES	443	346

NET INCOME	$664	$517

BASIC AND DILUTED NET INCOME PER SHARE	$.01	$.01

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	50,376	53,416

ADJUSTED DILUTIVE SHARES OUTSTANDING	50,376	53,957

See notes to condensed consolidated financial statements
3

Track Data Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED JUNE 30, 2003 AND 2002
(in thousands, except earnings per share)
(Unaudited)

	2003	2002

SERVICE FEES AND REVENUE	$10,324	$13,239

COSTS AND EXPENSES:
Direct operating costs	6,029	7,702
Selling and administrative expenses	3,837	4,636
Marketing and advertising	56	168
Writedown of investments in private companies	-	516
Gain on marketable securities	(397)	(747)
Interest expense – net	8	223

Total	9,533	12,498

INCOME BEFORE INCOME TAXES	791	741

INCOME TAXES	317	297

NET INCOME	$474	$444

BASIC AND DILUTED NET INCOME PER SHARE	$.01	$.01

WEIGHTED AVERAGE SHARES OUTSTANDING	50,088	52,857

ADJUSTED DILUTIVE SHARES OUTSTANDING	50,088	52,987

See notes to condensed consolidated financial statements
4

Track Data Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’
EQUITY AND COMPREHENSIVE INCOME
SIX MONTHS ENDED JUNE 30, 2003
(in thousands)
(Unaudited)
			Accumulated
		Additional	Other		Compre-
	Common	Paid-in	Comprehensive	Retained	hensive
	Stock	Capital	Income	Earnings	Income

BALANCE, JANUARY 1, 2003	$509	$15,019	$735	$3,344

Net income				664	$664

Purchase and retirement of
treasury stock	(21)	(1,206)

Reclassification adjustment for
gain on marketable securities -
net of taxes			(2)		(2)

Unrealized gain on marketable
securities – net of taxes			116		116

Comprehensive income					$778

BALANCE, JUNE 30, 2003	$488	$13,813	$849	$4,008

See notes to condensed consolidated financial statements
5

Track Data Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2003 AND 2002
(in thousands)
(Unaudited)

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$664	$517
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	723	991
Writedown of investments in private companies	-	516
Gain on sale of Innodata and Edgar Online common stock	(17)	(124)
Changes in operating assets and liabilities:
Accounts receivable and due from clearing broker	2,102	479
Due from broker	(13,405)	(58,015)
Marketable securities	(4,369)	11,412
Other assets	(158)	(160)
Accounts payable and accrued expenses	(221)	1,592
Securities sold, but not yet purchased	17,732	46,184
Other liabilities	8	308

Net cash provided by operating activities	3,059	3,700

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(125)	(235)
Proceeds from sale of Innodata and Edgar Online common stock	182	170

Net cash provided by (used in) investing activities	57	(65)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments under capital lease obligations	(54)	(238)
Net payments on note payable - bank	(1,030)	(749)
Net (payments) proceeds from notes payable - other	(388)	23
Net proceeds (payments) on loans from employee savings program	74	(1)
Purchase of treasury stock	(1,227)	(2,982)
Proceeds from exercise of stock options	-	210

Net cash used in financing activities	(2,625)	(3,737)

EFFECT OF EXCHANGE RATE DIFFERENCES ON CASH	(9)	(10)

NET INCREASE (DECREASE) IN CASH	482	(112)

CASH, BEGINNING OF PERIOD	5,491	5,687

CASH, END OF PERIOD	$5,973	$5,575

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$105	$684
Income taxes	441	45

Track Data Corporation and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2003 AND 2002
(unaudited)

1.    In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2003, and the results of operations for the three and six month periods ended June 30, 2003 and 2002, and of cash flows for the six months ended June 30, 2003 and 2002. The results of operations for the six months ended June 30, 2003 are not necessarily indicative of results that may be expected for any other interim period or for the full year.

These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2002 included in the Company's Annual Report on Form 10-K. The accounting policies used in preparing these financial statements are the same as those described in the December 31, 2002 financial statements.

2.    During the six months ended June 30, 2003, the Company purchased 2,091,904 shares of its common stock at a cost of $1,227,000. The purchases include 1,600,000 shares purchased from the Company's Chairman for $928,000.

3.    The Company charges all costs incurred to establish the technological feasibility of a product or product enhancement to research and development expense. Research and development expenses were $161,000 and $158,000 for the six months ended June 30, 2003 and 2002, respectively.

4.    Advertising costs, charged to operations when incurred, were $134,000 and $457,000 for the six months ended June 30, 2003 and 2002, respectively.

5.    Marketable securities consists of the following (in thousands):

	June 30,	December 31,
	2003	2002
Edgar Online - Available for sale securities - at market	$751	$1,231
Innodata - Available for sale securities - at market	2,324	1,818
Trading securities - at market	12,341	7,972

Marketable securities	$15,416	$11,021

Trading securities sold but not yet purchased - at market	$37,457	$19,725

The Company owns 695,800 shares of Edgar Online, Inc. ("EOL"), an Internet-based supplier of business, financial and competitive intelligence derived from U.S. Securities and Exchange Commission data. The Company carries the investment at $751,000, the market value at June 30, 2003. The difference between the cost of $9,000 and market value of these securities, net of $297,000 in deferred taxes, or $445,000 is classified as a component of accumulated other comprehensive income included in stockholders’ equity.

The Company owns 1,721,200 shares of Innodata, a provider of digital content outsourcing services. The Company carries the investment at $2,324,000, the market value at June 30, 2003. The difference between the cost of $1,650,000 and market value of these securities, net of $270,000 in deferred taxes, or $404,000 is classified as a component of accumulated other comprehensive income included in stockholders' equity.

The Company engages in arbitrage trading activity in which it seeks to fully cover open positions in its trading accounts during each month with covering option positions that expire in succeeding months. As of June 30, 2003, trading securities had a long market value of $12,341,000 with a cost of $12,560,000, or a net unrealized loss of $219,000. Securities sold but not yet purchased, had a short market value of $37,457,000 with a cost/short proceeds of $37,355,000, or a net unrealized loss of $102,000. The Company expects that its June 30, 2003 positions will be closed during the third quarter of 2003 and that other positions with the same strategy will be established. The Company pledged its holdings in EOL and Innodata as collateral for its trading accounts. In addition, the Company's Chairman pledged approximately 12 million shares of his holdings in the Company's common stock as collateral for these accounts. The Company is paying its Chairman a fee at the rate of 2% per annum on the value of the collateral pledged. Such payments aggregated $25,000 and $97,000 for the six months ended June 30, 2003 and 2002, respectively.

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

7.   Accounting for Stock Options--On December 31, 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS 148 amends the disclosure provisions of SFAS 123 and APB Opinion No. 28, "Interim Financial Reporting," to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The adoption of SFAS 148 disclosure requirements did not have an effect on the Company's consolidated financial statements. At June 30, 2003, the Company has seven stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2003	2002	2003	2002
	(in thousands, except earnings per share)
Net income, as reported	$474	$444	$664	$517
Deduct: Total stock-based employee compensation
expense determined under fair value based method for
all awards, net of related tax effects	(227)	(339)	(464)	(770)

Net income (loss), as adjusted	$247	$105	$200	$(253)

Earnings (loss) per share:
Basic and diluted --as reported	$.01	$.01	$.01	$.01
Basic and diluted --as adjusted	$.00	$.00	$.00	$.00

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

8.   Segment Information--The Company is a financial services company that provides real-time financial market data, fundamental research, charting and analytical services to institutional and individual investors through dedicated telecommunication lines and the Internet. The Company also disseminates news and third-party database information from more than 100 sources worldwide. The Company owns Track Data Securities Corp., a registered securities broker-dealer and member of the National Association of Securities Dealers, Inc. The Company provides a proprietary, fully integrated Internet-based online trading and market data system, proTrack, for the professional institutional traders, and myTrack and TrackTrade, for the individual trader. The Company also operates Track ECN, an electronic communications network that enables traders to display and match limit orders for stocks. The Company's operations are classified in two business segments: (1) market data services and trading, including ECN services, to the institutional professional investment community, and (2) Internet-based online trading and market data services to the non-professional individual investor community. The Company also engages in arbitrage trading. See Note 5.

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

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2003	2002	2003	2002
Revenues
Professional Market	$6,015	$8,323	$12,841	$15,880
Non-Professional Market	4,309	4,916	8,178	10,495

Total	$10,324	$13,239	$21,019	$26,375

Income (loss) before unallocated
amounts and income taxes:
Professional Market	$72	$1,310	$356	$2,726
Non-Professional Market	677	(69)	741	543
Unallocated amounts:
Depreciation and amortization	(347)	(508)	(723)	(991)
Writedown of investments	-	(516)	-	(516)
Gain (loss) on marketable securities	397	747	766	(306)
Interest expense, net	(8)	(223)	(33)	(593)

Income before income taxes	$791	$741	$1,107	$863

9.   Transactions with Clearing Broker and Customers--The Company conducts business through a clearing broker which settles all trades for the Company, on a fully disclosed basis, on behalf of its customers. The Company earns commissions as an introducing broker for the transactions of its customers. In the normal course of business, the Company's customer activities involve the execution of various customer securities transactions. These activities may expose the Company to off-balance-sheet risk in the event the customer or other broker is unable to fulfill its contracted obligations and the Company has to purchase or sell the financial instrument underlying the obligation at a loss.

The Company's customer securities activities are transacted on either a cash or margin basis. In margin transactions, the clearing broker extends credit to the Company's customers, subject to various regulatory margin requirements, collateralized by cash and securities in the customers' accounts. However, the Company is required to either obtain additional collateral or to sell the customer's position if such collateral is not forthcoming. The Company is responsible for any losses on such margin loans, and has agreed to indemnify its clearing broker for losses that the clearing broker may sustain from the customer accounts introduced by the Company. The Company's Chairman and CEO has a margin loan of approximately $3.5 million as a customer of the Company's broker-dealer which is collateralized by 12 million of the Company's shares owned by him and which is also subject to such indemnity by the Company in the event the clearing broker were to sustain losses.

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

10.  Net Capital Requirements--The SEC, NASD, and various other regulatory agencies have stringent rules requiring the maintenance of specific levels of net capital by securities brokers, including the SEC’s uniform net capital rule, which governs TDSC. Net capital is defined as assets minus liabilities, plus other allowable credits and qualifying subordinated borrowings less mandatory deductions that result from excluding assets that are not readily convertible into cash and from valuing other assets, such as a firm’s positions in securities, conservatively. Among these deductions are adjustments in the market value of securities to reflect the possibility of a market decline prior to disposition.

As of June 30, 2003, TDSC was required to maintain minimum net capital, in accordance with SEC rules, of $1 million and had total net capital of $3,420,000, or approximately $2,420,000 in excess of minimum net capital requirements.

If TDSC fails to maintain the required net capital it may be subject to suspension or revocation of registration by the SEC and suspension or expulsion by the NASD and other regulatory bodies, which ultimately could require TDSC's liquidation.

11.  Comprehensive income (loss) is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002
Net income	$474	$444	$664	$517
Unrealized gain (loss) on marketable
securities-net of taxes	461	(1,808)	116	(2,343)
Reclassification adjustment for
gain on marketable securities
- net of taxes	(2)	(35)	(2)	(87)

Comprehensive income (loss)	$933	$(1,399)	$778	$(1,913)

12.  The Company's common stock is listed on Nasdaq's National Market System. On December 12, 2002, the Company received a delisting notice from Nasdaq because it had not maintained a closing bid price of at least $1.00 that is required for continued listing. The Company has recently maintained a closing bid price of $1.00 and on July 21, 2003, the Company was notified by Nasdaq that it is now in compliance with Nasdaq's minimum bid price requirement for continued listing.

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

Track Data Corporation and Subsidiaries
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Business

Track Data Corporation (the "Company") is a financial services company that provides real-time financial market data, fundamental research, charting and analytical services to institutional and individual investors through dedicated telecommunication lines and the Internet. The Company also disseminates news and third-party database information from more than 100 sources worldwide. The Company owns Track Data Securities Corp. ("TDSC"), a registered securities broker-dealer and member of the National Association of Securities Dealers, Inc. The Company provides a proprietary, fully integrated Internet-based online trading and market data system, proTrack, for the professional institutional traders, and myTrack and TrackTrade, for the individual trader. The Company also operates Track ECN, an electronic communications network that enables traders to display and match limit orders for stocks. The Company's operations are classified in two business segments: (1) Professional Market -- Market data services and trading, including ECN services, to the institutional professional investment community, and (2) Non-Professional Market -- Internet-based online trading and market data services to the non-professional individual investor community. The Company also engages in arbitrage trading.

Results of Operations

Three Months ended June 30, 2003 and 2002

Revenues for the three months ended June 30, 2003 and 2002 were $10,324,000 and $13,239,000, respectively, a decrease of 22%. The Company’s Professional Market segment had revenues for the three months ended June 30, 2003 and 2002 of $6,015,000 and $8,323,000, respectively, a decrease of 28% for this segment. The Company’s Non-Professional Market segment had revenues of $4,309,000 and $4,916,000, respectively, for the three months ended June 30, 2003 and 2002, a decrease of 12% for this segment. Since 2001, the Company has experienced a decline in revenues from its market data services to the Professional Market segment due principally to staffing reductions in the securities industry. Further, the Company experienced a significant decline in revenues from its Track ECN since Nasdaq's Super Montage trading system was introduced in late 2002. Management expects these trends to continue through 2003, negatively impacting revenues and profits. The Company's Non-Professional segment revenues declined in the second quarter of 2003 compared to the second quarter of 2002 as certain individual investors left the market, curtailed trading or traded through competitors, however, the Company's retail trading revenues increased 29% in the second quarter of 2003 compared to the first quarter of 2003. In July, 2003, the Company introduced TrackTrade, an advanced, feature-rich trading platform for active traders seeking lower commission rates than those offered by competitors. Because of the low commission rates offered, and the fact that certain customers paying higher commission rates with the myTrack service may switch to TrackTrade, the Company will need to attract a substantial number of new customers in order to realize meaningful profits.

Direct operating costs were $6,029,000 for the three months ended June 30, 2003 and $7,702,000 for the similar period in 2002, a decrease of 22%. Direct operating costs as a percentage of revenues were 58% in 2003 and 2002. Without giving effect to unallocated depreciation and amortization expense, the Company’s Professional Market segment had $3,731,000 and $4,518,000 of direct costs for the three months ended June 30, 2003 and 2002, respectively, a decrease of 17%. Direct operating costs as a percentage of revenues for the Professional segment were 62% in 2003 and 54% in 2002. The increased percentage in 2003 in the Professional segment is due principally to fixed costs that were not reduced commensurate with the reduced revenues from its market data business. Without giving effect to unallocated depreciation and amortization expense, the Company’s Non-Professional Market segment had $2,017,000 and $2,791,000 in direct costs for the three months ended June 30, 2003 and 2002, respectively, a decrease of 28%. Direct operating costs as a percentage of revenues for the Non-Professional segment were 47% in 2003 and 57% in 2002. The decreased dollars and percentage in the Non-Professional segment reflects a realization of cost cutting measures in its trading operations. Direct operating costs include direct payroll, direct telecommunication costs, computer supplies, depreciation, equipment lease expense and the amortization of software development costs, costs of clearing, back office payroll and other direct broker-dealer expenses and ECN customer commissions and clearing.

Selling and administrative expenses were $3,837,000 and $4,636,000 in the 2003 and 2002 periods, respectively, a decrease of 17%. Selling and administrative expenses as a percentage of revenues was 37% in 2003 and 35% in 2002. Without giving effect to unallocated depreciation and amortization expense, selling and administrative expenses for the Professional Market segment were $2,188,000 and $2,413,000 in the 2003 and 2002 periods, respectively, a decrease of 9%. For the Professional Market segment selling and administrative expenses as a percentage of revenues was 36% in 2003 and 29% in 2002. Without giving effect to unallocated depreciation and amortization expense, selling and administrative expenses for the Non-Professional segment were $1,583,000 and $2,108,000 in the 2003 and 2002 periods, respectively, a decrease of 25%. For the Non-Professional segment selling and administrative expense as a percentage of revenue was 37% in 2003 and 43% in 2002. The decrease in dollars and percent was due to a realization of cost cutting in all Non-Professional service lines.

Marketing and advertising costs were $56,000 in 2003 and $168,000 in 2002. The Professional Market segment spent $24,000 in 2003 and $81,000 in 2002. The Non-Professional segment incurred marketing costs of $32,000 in 2003 and $87,000 in 2002. The Company intends to increase its marketing costs during the remainder of 2003, principally for print and Internet advertising for its retail trading services.

The Professional Market segment realized $72,000 in income before unallocated amounts and income taxes in 2003 compared to income of $1,310,000 in 2002. The Non-Professional Market segment realized $677,000 in income in 2003 and a loss of $69,000 in 2002 before unallocated amounts and income taxes.

In 2002, the Company wrote down its investments in two privately held companies in the aggregate amount of $516,000.

In 2003 and 2002, the Company recognized a gain of $397,000 and $747,000, respectively, on the sale of certain shares of Edgar Online, Inc. and Innodata Corporation, and from other marketable securities due to its arbitrage trading strategy.

Net interest expense in 2003 was $8,000 compared to net interest expense of $223,000 in 2002. The decrease in interest expense in 2003 is due principally to significantly lower levels of margin debt in connection with the Company's arbitrage trading program.

As a result of the above-mentioned factors, the Company realized net income of $474,000 in the 2003 period compared to $444,000 in 2002.

Six Months ended June 30, 2003 and 2002

Revenues for the six months ended June 30, 2003 and 2002 were $21,019,000 and $26,375,000, respectively, a decrease of 20%. The Company’s Professional Market segment had revenues for the six months ended June 30, 2003 and 2002 of $12,841,000 and $15,880,000, respectively, a decrease of 19% for this segment. The Company’s Non-Professional Market segment had revenues of $8,178,000 and $10,495,000, respectively, for the six months ended June 30, 2003 and 2002, a decrease of 22% for this segment. Since 2001, the Company has experienced a decline in revenues from its market data services to the Professional Market segment due principally to staffing reductions in the securities industry. Management expects this trend to continue through 2003, negatively impacting revenues and profits. In addition, the Company experienced a significant decline in revenues and profits from its retail trading and market data businesses in its Non-Professional segment as individual investors left the market, curtailed trading or are trading with competitors. While retail trading activity increased by 29% in the second quarter of 2003 compared to the first quarter of 2003, the increase was not sufficient to offset the decline in the first six months of 2003 compared to the first six months of 2002.

Direct operating costs were $12,383,000 for the six months ended June 30, 2003 and $14,169,000 for the similar period in 2002, a decrease of 13%. Direct operating costs as a percentage of revenues were 59% in 2003 and 54% in 2002. Without giving effect to unallocated depreciation and amortization expense, the Company’s Professional Market segment had $7,291,000 and $7,744,000 of direct costs for the six months ended June 30, 2003 and 2002, respectively, a decrease of 6%. Direct operating costs as a percentage of revenues for the Professional segment were 57% in 2003 and 49% in 2002. The increased percentage in 2003 in the Professional segment is due to costs associated with the Company's Track ECN that commenced operations in the second quarter of 2002, including commissions to its subscribers and clearing costs, as well as certain fixed costs that were not reduced commensurate with the reduced revenues from its market data business. Without giving effect to unallocated depreciation and amortization expense, the Company’s Non-Professional Market segment had $4,533,000 and $5,638,000 in direct costs for the six months ended June 30, 2003 and 2002, respectively, a decrease of 20%. Direct operating costs as a percentage of revenues for the Non-Professional segment were 55% in 2003 and 54% in 2002.

Selling and administrative expenses were $8,128,000 and $9,471,000 in the 2003 and 2002 periods, respectively, a decrease of 14%. Selling and administrative expenses as a percentage of revenues was 39% in 2003 and 36% in 2002. Without giving effect to unallocated depreciation and amortization expense, selling and administrative expenses for the Professional Market segment were $5,138,000 and $5,110,000 in the 2003 and 2002 periods, respectively, an increase of 1%. For the Professional Market segment selling and administrative expenses as a percentage of revenues was 40% in 2003 and 32% in 2002. The dollar and percentage increase was due to selling and administrative expenses associated with the revenues from the Track ECN. Without giving effect to unallocated depreciation and amortization expense, selling and administrative expenses for the Non-Professional segment were $2,826,000 and $4,157,000 in the 2003 and 2002 periods, respectively, a decrease of 32%. For the Non-Professional segment selling and administrative expense as a percentage of revenue was 35% in 2003 and 40% in 2002. The decrease in dollars and percent was due to a realization of cost cutting in all Non-Professional service lines.

Marketing and advertising costs were $134,000 in 2003 and $457,000 in 2002. The Professional Market segment spent $55,000 in 2003 and $299,000 in 2002. The Non-Professional segment incurred marketing costs of $79,000 in 2003 and $158,000 in 2002.

The Professional Market segment realized $356,000 in income before unallocated amounts and income taxes in 2003 compared to income of $2,726,000 in 2002. The Non-Professional Market segment realized $741,000 in income in 2003 and $543,000 in 2002 before unallocated amounts and income taxes.

In 2002, the Company wrote down its investments in two privately held companies in the aggregate amount of $516,000.

In 2003 and 2002, the Company recognized a gain of $766,000 and a loss of $306,000, respectively, on the sale of certain shares of Edgar Online, Inc. and Innodata Corporation, and from other marketable securities due to its arbitrage trading strategy. In the fourth quarter of 2001, the Company expanded its arbitrage trading program to include a greater risk profile trading program. In the first quarter of 2002, the greater risk trading program resulted in a pre-tax loss of $1,400,000. The Company continued its arbitrage trading program but discontinued the greater risk trading program.

Net interest expense in 2003 was $33,000 compared to net interest expense of $593,000 in 2002. The decrease in interest expense in 2003 is due principally to significantly lower levels of margin debt in connection with the Company's arbitrage trading program.

As a result of the above-mentioned factors, the Company realized net income of $664,000 in the 2003 period compared to $517,000 in 2002.

Liquidity and Capital Resources

During the six months ended June 30, 2003, cash provided by operating activities was $3,059,000 compared to $3,700,000 for the same period in 2002. The decrease in 2003 was principally due to lower operating income after non-cash items. Cash flows provided by investing activities in 2003 was $57,000 compared to $65,000 used in investing activities in 2002 principally due to reduced purchases of fixed assets in 2003. Cash flows used in financing activities was $2,625,000 in 2003, compared to $3,737,000 in 2002, principally from reduced purchases of treasury stock in 2003.

The Company has a line of credit with a bank. The line is collateralized by the assets of the Company and is guaranteed by its Chairman. Interest is charged at 1.75% above the bank’s prime rate and is due on demand. The Company may borrow up to 80% of eligible market data service receivables and is required to maintain a compensating balance of 10% of the outstanding loans. At June 30, 2003, the Company had no borrowings under the line. The Company believes that its line of credit is sufficient for the Company’s cash requirements for the next 12 months.

The Company has significant positions in stocks and options and receives significant proceeds from the sale of trading securities sold but not yet purchased under the arbitrage trading strategy described in Note 5 of Notes to Condensed Consolidated Financial Statements. The Company expects that its June 30, 2003 positions will be closed during the third quarter of 2003 and that other positions with the same strategy will be established. The level of trading activity is substantially dependent on the value of the shares of Track Data pledged by its CEO, and Innodata and Edgar Online common stock that is held as collateral.

Since 2001, the Company has experienced a decline in revenues and profits from its Professional Market segment due principally to staffing reductions in the securities industry. This downtrend is continuing in 2003. In addition, the Company experienced a significant decline in revenues from its retail trading and market data business. Retail investors have left the market, curtailed trading or are trading with competitors.

During the second quarter of 2002, the Company commenced operations of its Track ECN that enables traders to display and match limit orders for stocks. During the fourth quarter of 2002, under Nasdaq's new SuperMontage trading system, many liquidity takers were avoiding the Track ECN due to its higher than average fee of $.007 per share. This resulted in a significant decline in ECN daily volume. Effective January 1, 2003, in an effort to increase market share, new pricing was instituted that pays subscribers $.0023 per share for adding liquidity and charges $.0029 for taking liquidity. This reduces profit margin potential. Based on lower pricing and reduced volumes, the Company does not presently anticipate significant revenues and profits from Track ECN in 2003.

The Company intends to increase its marketing costs during the remainder of 2003, principally for print and Internet advertising for its retail trading services.

During the year ended December 31, 2002, the Company repurchased under its buy back program approximately 3.4 million shares of its common stock for $4 million. During the six months ended June 30, 2003, the Company repurchased approximately 2.1 million shares for $1,227,000, including 1.6 million shares purchased from its Chairman for $928,000. The Company authorized an additional buy back of up to 2 million shares from time to time in open market or negotiated transactions. No major capital expenditures are anticipated beyond the normal replacement of equipment and additional equipment to meet customer requirements.

The Company is subject to legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the Company's financial position.

In connection with the Company's broker-dealer operations, certain customer securities activities are transacted on a margin basis. The Company's clearing broker extends credit to the Company's customers, subject to various regulatory margin requirements, collateralized by cash and securities in the customers' accounts. In the event of a decline in the market value of the securities in a margin account, the Company is required to either obtain additional collateral from the customer or to sell the customer's position if such collateral is not forthcoming. The Company is responsible for any losses on such margin loans, and has agreed to indemnify its clearing broker for losses that the clearing broker may sustain from the customer accounts introduced by the Company. The Company's Chairman and CEO has a margin loan of approximately $3.5 million as a customer of the Company's broker-dealer that is collateralized by 12 million of the Company's shares owned by him and which is also subject to such indemnity by the Company in the event the clearing broker were to sustain losses. The Company and its clearing broker seek to control the risks associated with customer activities by monitoring required margin levels daily and, pursuant to such guidelines, requiring the customer to deposit additional collateral or to reduce positions when necessary.

Contractual Obligations and Commitments

At December 31, 2002, the Company had operating lease obligations aggregating $2,318,000 pursuant to which payments are due as follows: $1,153,000 in 2003; $615,000 in 2004; $311,000 in 2005; $188,000 in 2006 and $51,000 in 2007. There are no significant changes in such commitments as of June 30, 2003.

In connection with the Company's broker-dealer operations, certain customer securities activities are transacted on a margin basis. The Company is responsible for any losses on such margin loans, and has agreed to indemnify its clearing broker for losses that the clearing broker may sustain from the customer accounts introduced by the Company. The Company's Chairman and CEO has a margin loan of approximately $3.5 million as a customer of the Company's broker-dealer that is collateralized by 12 million of the Company's shares owned by him and which is also subject to such indemnity by the Company in the event the clearing broker were to sustain losses.

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

Revenue Recognition

During the second quarter of 2002, the Company commenced operations of its Track ECN that enables traders to display and match limit orders for stocks. Until December 31, 2002, the Company encouraged broker-dealers and market makers to become subscribers to its ECN by paying a commission of $.005 per share for adding liquidity (limit orders added to the ECN order book) and charged $.007 per share for taking liquidity (those who execute against an existing bid or offer on the ECN). The Company met resistance in the payment of its fees by certain non-subscribers who accessed the Track ECN through Nasdaq's SuperSoes automated execution system. All methods of collecting its charges are being pursued, including the filing of arbitration cases against those parties who refuse to pay for the services. The Company has recognized as revenues only that portion of its billing that has been paid or agreed to be paid by users. The accounting policy used for revenue recognition for the ECN through December 31, 2002 can result and has resulted in revenues recognized after the period of service.

Commencing January 1, 2003, the Company changed its pricing model to charge a significantly lower fee of $.0029 per share from the previous fee of $.007 per share. This has allowed collection from many market participants who previously refused to pay. Further, the Company operates within Nasdaq's SuperMontage system on a basis that allows it to reject orders received from market participants that do not pay for services. Accordingly, the revenue recognition with respect to transactions after January 1, 2003 was changed to recognizing revenue as services are performed.

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

Inflation and Seasonality

To date, inflation has not had a significant impact on the Company’s operations. The Company’s revenues are not affected by seasonality.

Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to interest rate change market risk with respect to its credit facility with a financial institution, which is priced based on the prime rate of interest. At June 30, 2003, the Company had no borrowings under the credit facility. Changes in the prime interest rate during fiscal 2003 will have a positive or negative effect on the Company's interest expense on borrowings, if any. Such exposure will increase should the Company maintain higher levels of borrowing during 2003.

The Company has significant positions in stocks and options and receives significant proceeds from the sale of trading securities sold but not yet purchased under the arbitrage trading strategy described in Note 5 of Notes to Condensed Consolidated Financial Statements. The Company's arbitrage trading strategy is to fully cover its open positions during each month with covering option positions that expire in succeeding months. The Company expects that its June 30, 2003 positions will be closed during the third quarter of 2003 and that other positions with the same strategy will be established. In connection with the arbitrage trading program, the Company incurs margin loans. The Company is exposed to interest rate change market risk with respect to these margin loans. Such exposure will increase should the Company maintain higher levels of borrowing during 2003. The level of trading in the arbitrage trading account is dependent on the value of Track Data common stock pledged by its CEO, and Innodata and Edgar Online common stock which is used as collateral.

The Company has investments in Innodata and Edgar Online, both publicly traded companies listed on Nasdaq. The market value of such securities is dependent on future market conditions for these companies over which the Company has little or no control.

Controls and Procedures

An evaluation has been carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and the operation of our "disclosure controls and procedures" (as such term is defined in Rules 13a-14(c) under the Securities Exchange Act of 1934) as of June 30, 2003 ("Evaluation Date"). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, the disclosure controls and procedures are reasonably designed and effective to ensure that (i) information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

PART II.     OTHER INFORMATION

Item 1.   Legal Proceedings.   Not Applicable

Item 2.   Changes in Securities and Use of Proceeds.   Not Applicable

Item 3.   Defaults upon Senior Securities.   Not Applicable

Item 4.   Submission of Matters to a Vote of Security Holders.   Not Applicable

Item 5.   Other Information.   None

Item 6.   (a) Exhibits.

      31.1 Certification of Barry Hertz pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

      31.2  Certification of Martin Kaye pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

      32.1  Certification required by Rule 13a-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

  (b) During the second quarter of 2003 the Company filed a report on Form 8-K on May 13, 2003 that included the Company’s first quarter earnings release.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRACK DATA CORPORATION

Date:	8/13/03	/s/

Barry Hertz
Chairman of the Board
Chief Executive Officer

Date:	8/13/03	/s/

Martin Kaye
Chief Operating Officer
Principal Financial Officer

