Form 10-Q
period 2003-09-30
TRACK DATA CORP
filed 2003-11-13
CIK 922811

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of October 31, 2003 there were 48,923,390 shares of common stock outstanding.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

See pages 2-11

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

See pages 12-17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

See page 17

Item 4.	Controls and procedures

See pages 17-18

PART II.	OTHER INFORMATION

See page 19

Track Data Corporation and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except number of shares)

	September 30,	December 31,
	2003	2002

	Unaudited	Derived from
		Audited
		Financial
		Statements
ASSETS

CASH AND EQUIVALENTS	$7,138	$5,491

ACCOUNTS RECEIVABLE - NET	1,093	3,861

DUE FROM CLEARING BROKER	679	324

DUE FROM BROKER	20,311	20,111

MARKETABLE SECURITIES	20,678	11,021

FIXED ASSETS - at cost (net of accumulated depreciation)	2,108	2,846

EXCESS OF COST OVER NET ASSETS ACQUIRED	1,900	1,900

OTHER ASSETS	975	. 862

TOTAL	$54,882	$46,416

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Accounts payable and accrued expenses	$4,216	$4,338
Note payable – bank	128	1,030
Notes payable – other	488	870
Trading securities sold but not yet purchased	26,807	19,725
Capital lease obligations	11	83
Net deferred income tax liabilities	1,270	295
Other liabilities, including income taxes	1,080	468

Total liabilities	34,000	26,809

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock - $.01 par value; 300,000,000 shares authorized; issued and
outstanding – 48,876,690 shares in 2003 and 50,912,475 shares in 2002	489	509
Additional paid-in capital	13,883	15,019
Accumulated other comprehensive income	2,198	735
Retained earnings	4,312	3,344

Total stockholders’ equity	20,882	19,607

TOTAL	$54,882	$46,416

See notes to condensed consolidated financial statements

Track Data Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
(in thousands, except earnings per share)
(Unaudited)

	2003	2002

REVENUES	$30,891	$41,140

OPERATING COSTS AND EXPENSES:
Direct operating costs	17,787	23,482
Selling and administrative expenses	11,560	13,917
Marketing and advertising	277	531
Writedown of investments in private companies	-	516
(Gain) loss on marketable securities	(1,237)	44
Interest expense – net	75	608

Total	28,462	39,098

INCOME BEFORE INCOME TAXES	2,429	2,042

INCOME TAXES	972	817

NET INCOME	$1,457	$1,225

BASIC AND DILUTED NET INCOME PER SHARE	$0.03	$0.02

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	49,927	53,054

ADJUSTED DILUTIVE SHARES OUTSTANDING	49,981	53,419

See notes to condensed consolidated financial statements

Track Data Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
(in thousands, except earnings per share)
(Unaudited)

	2003	2002

REVENUES	$9,872	$14,765

OPERATING COSTS AND EXPENSES:
Direct operating costs	5,404	9,313
Selling and administrative expenses	3,432	4,446
Marketing and advertising	143	74
Gain on marketable securities	(471)	(262)
Interest expense – net	42	15

Total	8,550	13,586

INCOME BEFORE INCOME TAXES	1,322	1,179

INCOME TAXES	529	471

NET INCOME	$793	$708

BASIC AND DILUTED NET INCOME PER SHARE	$.02	$.01

WEIGHTED AVERAGE SHARES OUTSTANDING	48,864	52,314

ADJUSTED DILUTIVE SHARES OUTSTANDING	49,027	52,326

See notes to condensed consolidated financial statements

Track Data Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’
EQUITY AND COMPREHENSIVE INCOME
NINE MONTHS ENDED SEPTEMBER 30, 2003
(in thousands)
(Unaudited)

			Accumulated
		Additional	Other
	Common	Paid-in	Comprehensive	Retained	Comprehensive
	Stock	Capital	Income	Earnings	Income

BALANCE, JANUARY 1, 2003	$509	$15,019	$735	$3,344

Net income				1,457	$1,457

Stock options and warrants
exercised	1	77

Dividends paid				(489)

Purchase and retirement of
treasury stock	(21)	(1213)

Reclassification adjustment for gain
on marketable securities-net of taxes			(5)		(5)

Unrealized gain on marketable
securities – net of taxes			1,468		1,468

Comprehensive income					$2,920

BALANCE, SEPTEMBER 30, 2003	$489	$13,883	$2,198	$4,312

See notes to condensed consolidated financial statements

Track Data Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
(in thousands)
(Unaudited)

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,457	$1,225
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	1,070	1,489
Writedown of investments in private companies	-	516
Gain on sale of Innodata and Edgar Online common stock	(25)	(124)
Changes in operating assets and liabilities:
Accounts receivable and due from clearing broker	2,413	(650)
Due from broker	(198)	(24,108)
Marketable securities	(7,393)	25,046
Other assets	(143)	36
Accounts payable and accrued expenses	(122)	1,347
Securities sold, but not yet purchased	7,082	(2,666)
Other liabilities	586	800

Net cash provided by operating activities	4,727	2,911

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(300)	(374)
Proceeds from sale of Innodata and Edgar Online common stock	200	170

Net cash used in investing activities	(100)	(204)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments under capital lease obligations	(72)	(321)
Net (payments) proceeds from note payable – bank	(902)	177
Net (payments) proceeds from notes payable – other	(382)	50
Net proceeds (payments) on loans from employee savings program	29	(49)
Dividends paid	(489)	-
Purchase of treasury stock	(1,234)	(3,431)
Proceeds from exercise of stock options	78	215

Net cash used in financing activities	(2,972)	(3,359)

EFFECT OF EXCHANGE RATE DIFFERENCES ON CASH	(8)	(13)

NET INCREASE (DECREASE) IN CASH	1,647	(665)

CASH AND EQUIVALENTS, BEGINNING OF PERIOD	5,491	5,687

CASH AND EQUIVALENTS, END OF PERIOD	$7,138	$5,022

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$160	$1,045
Income taxes	$464	$45

See notes to condensed consolidated financial statements

Track Data Corporation and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
(unaudited)

1.   In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2003, and the results of operations for the three and nine month periods ended September 30, 2003 and 2002, and of cash flows for the nine months ended September 30, 2003 and 2002. The results of operations for the nine months ended September 30, 2003 are not necessarily indicative of results that may be expected for any other interim period or for the full year.

These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2002 included in the Company's Annual Report on Form 10-K. The accounting policies used in preparing these financial statements are the same as those described in the December 31, 2002 financial statements.

2.   During the nine months ended September 30, 2003, the Company purchased 2,098,785 shares of its common stock at a cost of $1,234,000. The purchases include 1,600,000 shares purchased from the Company's Chairman for $928,000.

3.   On August 21, 2003, the Company declared its first cash dividend of $.01 per common share payable September 22, 2003 to holders of record on September 8, 2003. The Board expects to consider future dividends semi-annually, based on such factors as the Company's earnings, financial condition, cash requirements, future prospects and other factors.

4.   The Company charges all costs incurred to establish the technological feasibility of a product or product enhancement to research and development expense. Research and development expenses were $203,000 and $237,000 for the nine months ended September 30, 2003 and 2002, respectively.

5.   Advertising costs, charged to operations when incurred, were $277,000 and $531,000 for the nine months ended September 30, 2003 and 2002, respectively.

6.   Marketable securities consists of the following (in thousands):

	September 30,	December 31,
	2003	2002

Edgar Online - Available for sale securities - at market	$1,147	$1,231
Innodata - Available for sale securities - at market	4,166	1,818
Trading securities - at market	15,365	7,972

Marketable securities	$20,678	$11,021

Trading securities sold but not yet purchased - at market	$26,807	$19,725

The Company owns 694,800, shares of Edgar Online, Inc. ("EOL"), an Internet-based supplier of business, financial and competitive intelligence derived from U.S. Securities and Exchange Commission data. The Company carries the investment at $1,147,000, the market value at September 30, 2003. The difference between the cost of $9,000 and market value of these securities, net of $456,000 in deferred taxes, or $682,000, is classified as a component of accumulated other comprehensive income included in stockholders’ equity.

The Company owns 1,710,900 shares of Innodata, a provider of digital content outsourcing services. The Company carries the investment at $4,166,000, the market value at September 30, 2003. The difference between the cost of $1,640,000 and market value of these securities, net of $1,010,000 in deferred taxes, or $1,516,000, is classified as a component of accumulated other comprehensive income included in stockholders' equity.

The Company engages in arbitrage trading activity in which it seeks to fully cover open positions in its trading accounts during each month with covering option positions that expire in succeeding months. As of September 30, 2003, trading securities had a long market value of $15,365,000 with a cost of $15,903,000, or a net unrealized loss of $538,000. Securities sold but not yet purchased, had a short market value of $26,807,000 with a cost/short proceeds of $27,054,000, or a net unrealized gain of $247,000. The Company expects that its September 30, 2003 positions will be closed during the fourth quarter of 2003 and that other positions with the same strategy will be established. The Company pledged its holdings in EOL and Innodata as collateral for its trading accounts. In addition, the Company's Chairman pledged approximately 12 million shares of his holdings in the Company's common stock as collateral for these accounts. The Company is paying its Chairman a fee at the rate of 2% per annum on the value of the collateral pledged. Such payments aggregated $56,000 and $120,000 for the nine months ended September 30, 2003 and 2002, respectively.

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

7.   Earnings Per Share--Basic earnings per share is based on the weighted average number of common shares outstanding without consideration of potential common stock. Diluted earnings per share is based on the weighted average number of common and potential dilutive common shares outstanding. There was no effect on earnings per share as a result of potential dilution. The calculation takes into account the shares that may be issued upon exercise of stock options, reduced by the shares that may be repurchased with the funds received from the exercise, based on the average price during the period.

8.   Accounting for Stock Options--On December 31, 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS 148 amends the disclosure provisions of SFAS 123 and APB Opinion No. 28, "Interim Financial Reporting," to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The adoption of SFAS 148 disclosure requirements did not have an effect on the Company's consolidated financial statements. At September 30, 2003, the Company has seven stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2003	2002	2003	2002
	(in thousands, except earnings per share)

Net income, as reported	$793	$708	$1 ,457	$1,225
Deduct: Total stock-based employee compensation
expense determined under fair value based method for
all awards, net of related tax effects	(227)	(220)	(690)	(990)

Net income, as adjusted	$566	$488	$767	$235

Earnings per share:
Basic and diluted --as reported	$.02	$.01	$.03	$.02
Basic and diluted --as adjusted	$.01	$.01	$.02	$.00

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

9.         Segment Information--The Company is a financial services company that provides real-time financial market data, fundamental research, charting and analytical services to institutional and individual investors through dedicated telecommunication lines and the Internet. The Company also disseminates news and third-party database information from more than 100 sources worldwide. The Company owns Track Data Securities Corp., a registered securities broker-dealer and member of the National Association of Securities Dealers, Inc. The Company provides a proprietary, fully integrated Internet-based online trading and market data system, proTrack, for the professional institutional traders, and myTrack and TrackTrade, for the individual trader. The Company also operates Track ECN, an electronic communications network that enables traders to display and match limit orders for stocks. The Company's operations are classified in two business segments: (1) market data services and trading, including ECN services, to the institutional professional investment community, and (2) Internet-based online trading and market data services to the non-professional individual investor community. The Company also engages in arbitrage trading. See Note 6.

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

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2003	2002	2003	2002
Revenues
Professional Market	$5,581	$10,388	$18,422	$26,268
Non-Professional Market	4,291	4,377	12,469	14,872

Total	$9,872	$14,765	$30,891	$41,140

Income before unallocated
amounts and income taxes:
Professional Market	$753	$1,282	$1,110	$4,008
Non-Professional Market	486	149	1,227	691
Unallocated amounts:
Depreciation and amortization	(346)	(499)	(1,070)	(1,489)
Writedown of investments	-	-	-	(516)
Gain (loss) on marketable securities	471	262	1,237	(44)
Interest expense, net	(42)	(15)	(75)	(608)

Income before income taxes	$1,322	$1,179	$2,429	$2,042

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

The Company's customer securities activities are transacted on either a cash or margin basis. In margin transactions, the clearing broker extends credit to the Company's customers, subject to various regulatory margin requirements, collateralized by cash and securities in the customers' accounts. However, the Company is required to either obtain additional collateral or to sell the customer's position if such collateral is not forthcoming. The Company is responsible for any losses on such margin loans, and has agreed to indemnify its clearing broker for losses that the clearing broker may sustain from the customer accounts introduced by the Company. The Company's Chairman and CEO has a margin loan of approximately $3.3 million as a customer of the Company's broker-dealer which is collateralized by 12 million of the Company's shares owned by him and which is also subject to such indemnity by the Company in the event the clearing broker were to sustain losses.

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

As of September 30, 2003, TDSC was required to maintain minimum net capital, in accordance with SEC rules, of $1 million and had total net capital of $3,087,000, or approximately $2,087,000 in excess of minimum net capital requirements.

If TDSC fails to maintain the required net capital it may be subject to suspension or revocation of registration by the SEC and suspension or expulsion by the NASD and other regulatory bodies, which ultimately could require TDSC's liquidation.

12.  Comprehensive income (loss) is as follows (in thousands):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2003	2002	2003	2002

Net income	$793	$708	$1,457	$1,225
Unrealized gain (loss) on marketable
securities-net of taxes	1,352	(511)	1,468	(2,853)
Reclassification adjustment for
gain on marketable securities - net of taxes	(3)	-	(5)	(87)

Comprehensive income (loss)	$2,142	$197	$2,920	$(1,715)

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

Results of Operations

Three Months ended September 30, 2003 and 2002

Revenues for the three months ended September 30, 2003 and 2002 were $9,872,000 and $14,765,000, respectively, a decrease of 33%. The Company’s Professional Market segment had revenues for the three months ended September 30, 2003 and 2002 of $5,581,000 and $10,388,000, respectively, a decrease of 46% for this segment. The Company’s Non-Professional Market segment had revenues of $4,291,000 and $4,377,000, respectively, for the three months ended September 30, 2003 and 2002, a decrease of 2% for this segment. The Company experienced a significant decline in revenues from its Track ECN since Nasdaq's SuperMontage trading system was introduced in late 2002. The decline is a result of significantly less volume of transactions as well as reduced prices. Further, the Company has experienced a decline in revenues from its market data services to the Professional Market segment due principally to staffing reductions in the securities industry, the use by customers of internally developed services, or lower priced services that are offered by the Company or other vendors. Management expects these trends to continue, negatively impacting revenues and profits.

Direct operating costs were $5,404,000 for the three months ended September 30, 2003 and $9,313,000 for the similar period in 2002, a decrease of 42%. Direct operating costs as a percentage of revenues were 55% in 2003 and 63% in 2002. Without giving effect to unallocated depreciation and amortization expense, the Company’s Professional Market segment had $2,849,000 and $6,595,000 of direct costs for the three months ended September 30, 2003 and 2002, respectively, a decrease of 57%. Direct operating costs as a percentage of revenues for the Professional segment were 51% in 2003 and 63% in 2002. The significant dollar decline was principally due to the decreased revenues, the majority of which related to the lower ECN revenues. Further, telecommunications credits of $300,000 were recognized in the 2003 quarter. The decreased percentage in 2003 in the Professional segment is due principally to the reduction in ECN revenues and related costs that provided very small profit margins. Without giving effect to unallocated depreciation and amortization expense, the Company’s Non-Professional Market segment had $2,275,000 and $2,323,000 in direct costs for the three months ended September 30, 2003 and 2002, respectively, a decrease of 2%. Direct operating costs as a percentage of revenues for the Non-Professional segment were 53% in 2003 and 2002. Direct operating costs include direct payroll, direct telecommunication costs, computer supplies, depreciation, equipment lease expense and the amortization of software development costs, costs of clearing, back office payroll and other direct broker-dealer expenses and ECN customer commissions and clearing.

Selling and administrative expenses were $3,432,000 and $4,446,000 in the 2003 and 2002 periods, respectively, a decrease of 23%. Selling and administrative expenses as a percentage of revenues was 35% in 2003 and 30% in 2002. Without giving effect to unallocated depreciation and amortization expense, selling and administrative expenses for the Professional Market segment were $1,925,000 and $2,442,000 in the 2003 and 2002 periods, respectively, a decrease of 21%. The decline in 2003 includes a $150,000 government grant received in connection with the terrorist attack in New York City. For the Professional Market segment selling and administrative expenses as a percentage of revenues was 34% in 2003 and 24% in 2002. The Company was unable to reduce costs commensurate with reduced revenues. Without giving effect to unallocated depreciation and amortization expense, selling and administrative expenses for the Non-Professional segment were $1,441,000 and $1,899,000 in the 2003 and 2002 periods, respectively, a decrease of 24%. For the Non-Professional segment selling and administrative expense as a percentage of revenue was 34% in 2003 and 43% in 2002. The decrease in dollars and percent was due to a realization of cost cutting in all Non-Professional service lines.

Marketing and advertising costs were $143,000 in 2003 and $74,000 in 2002. The Professional Market segment spent $55,000 in 2003 and $69,000 in 2002. The Non-Professional segment incurred marketing costs of $88,000 in 2003 and $5,000 in 2002. The Company intends to increase its marketing costs during the remainder of 2003, principally for television, print and Internet advertising for its retail trading services.

The Professional Market segment realized $753,000 in income before unallocated amounts and income taxes in 2003 compared to income of $1,282,000 in 2002. The Non-Professional Market segment realized $486,000 in income in 2003 and $149,000 in 2002 before unallocated amounts and income taxes.

 In 2003 and 2002, the Company recognized a gain of $471,000 and $262,000, respectively, on the sale of certain shares of Edgar Online, Inc. and Innodata Corporation, and from other marketable securities due to its arbitrage trading strategy.

Net interest expense in 2003 was $42,000 compared to net interest expense of $15,000 in 2002. The increase in interest expense in 2003 is due principally to higher levels of margin debt in connection with the Company's arbitrage trading program.

As a result of the above-mentioned factors, the Company realized net income of $793,000 in the 2003 period compared to $708,000 in 2002.

Nine Months ended September 30, 2003 and 2002

Revenues for the nine months ended September 30, 2003 and 2002 were $30,891,000 and $41,140,000, respectively, a decrease of 25%. The Company’s Professional Market segment had revenues for the nine months ended September 30, 2003 and 2002 of $18,422,000 and $26,268,000, respectively, a decrease of 30% for this segment. The Company’s Non-Professional Market segment had revenues of $12,469,000 and $14,872,000, respectively, for the nine months ended September 30, 2003 and 2002, a decrease of 16% for this segment. Since 2001, the Company has experienced a decline in revenues from its market data services to the Professional Market segment due principally to staffing reductions in the securities industry, the use by customers of internally developed services, or lower priced services that are offered by the Company or other vendors. Further, the Company experienced a significant decline in revenues from its Track ECN since Nasdaq's SuperMontage trading system was introduced in late 2002. Management expects these trends to continue, negatively impacting revenues and profits. In addition, the Company experienced a significant decline in revenues and profits from its retail trading and market data businesses in its Non-Professional segment as individual investors left the market, curtailed trading or are trading with competitors. While retail trading activity improved in the second and third quarter of 2003 compared to the first quarter of 2003, the increase was not sufficient to offset the decline in the first nine months of 2003 compared to the first nine months of 2002.

Direct operating costs were $17,787,000 for the nine months ended September 30, 2003 and $23,482,000 for the similar period in 2002, a decrease of 24%. Direct operating costs as a percentage of revenues were 58% in 2003 and 57% in 2002. Without giving effect to unallocated depreciation and amortization expense, the Company’s Professional Market segment had $10,139,000 and $14,339,000 of direct costs for the nine months ended September 30, 2003 and 2002, respectively, a decrease of 29%. Direct operating costs as a percentage of revenues for the Professional segment were 55% in 2003 and 2002. Without giving effect to unallocated depreciation and amortization expense, the Company’s Non-Professional Market segment had $6,808,000 and $7,961,000 in direct costs for the nine months ended September 30, 2003 and 2002, respectively, a decrease of 14%. Direct operating costs as a percentage of revenues for the Non-Professional segment were 55% in 2003 and 54% in 2002.

Selling and administrative expenses were $11,560,000 and $13,917,000 in the 2003 and 2002 periods, respectively, a decrease of 17%. Selling and administrative expenses as a percentage of revenues was 37% in 2003 and 34% in 2002. Without giving effect to unallocated depreciation and amortization expense, selling and administrative expenses for the Professional Market segment were $7,063,000 and $7,553,000 in the 2003 and 2002 periods, respectively, a decrease of 6%. For the Professional Market segment selling and administrative expenses as a percentage of revenues was 38% in 2003 and 29% in 2002. The percentage increase was due to selling and administrative expenses associated with the revenues from the Track ECN. Without giving effect to unallocated depreciation and amortization expense, selling and administrative expenses for the Non-Professional segment were $4,267,000 and $6,056,000 in the 2003 and 2002 periods, respectively, a decrease of 30%. For the Non-Professional segment selling and administrative expense as a percentage of revenue was 34% in 2003 and 41% in 2002. The decrease in dollars and percent was due to a realization of cost cutting in all Non-Professional service lines.

Marketing and advertising costs were $277,000 in 2003 and $531,000 in 2002. The Professional Market segment spent $110,000 in 2003 and $368,000 in 2002. The Non-Professional segment incurred marketing costs of $167,000 in 2003 and $163,000 in 2002.

The Professional Market segment realized $1,110,000 in income before unallocated amounts and income taxes in 2003 compared to income of $4,008,000 in 2002. The Non-Professional Market segment realized $1,227,000 in income in 2003 and $691,000 in 2002 before unallocated amounts and income taxes.

In 2002, the Company wrote down its investments in two privately held companies in the aggregate amount of $516,000.

In 2003 and 2002, the Company recognized a gain of $1,237,000 and a loss of $44,000, respectively, on the sale of certain shares of Edgar Online, Inc. and Innodata Corporation, and from other marketable securities due to its arbitrage trading strategy. In the fourth quarter of 2001, the Company expanded its arbitrage trading program to include a greater risk profile trading program. In the first quarter of 2002, the greater risk trading program resulted in a pre-tax loss of $1,400,000. The Company continued its arbitrage trading program but discontinued the greater risk trading program.

Net interest expense in 2003 was $75,000 compared to net interest expense of $608,000 in 2002. The decrease in interest expense in 2003 is due principally to significantly lower levels of margin debt in connection with the Company's arbitrage trading program.

As a result of the above-mentioned factors, the Company realized net income of $1,457,000 in the 2003 period compared to $1,225,000 in 2002.

Liquidity and Capital Resources

During the nine months ended September 30, 2003, cash provided by operating activities was $4,727,000 compared to $2,911,000 for the same period in 2002. The increase in 2003 was principally due to collections of accounts receivable for the Company's Track ECN. Cash flows used in investing activities in 2003 was $100,000 compared to $204,000 in 2002 principally due to reduced purchases of fixed assets in 2003. Cash flows used in financing activities was $2,972,000 in 2003, compared to $3,359,000 in 2002, principally from reduced purchases of treasury stock in 2003, offset by payments of a $489,000 dividend and bank debt in 2003.

The Company has a line of credit with a bank. The line is collateralized by the assets of the Company and is guaranteed by its Chairman. Interest is charged at 1.75% above the bank’s prime rate and is due on demand. The Company may borrow up to 80% of eligible market data service receivables and is required to maintain a compensating balance of 10% of the outstanding loans. At September 30, 2003, the Company had borrowings of $128,000 under the line. The Company believes that its line of credit is sufficient for the Company’s cash requirements for the next 12 months.

The Company has significant positions in stocks and options and receives significant proceeds from the sale of trading securities sold but not yet purchased under the arbitrage trading strategy described in Note 6 of Notes to Condensed Consolidated Financial Statements. The Company expects that its September 30, 2003 positions will be closed during the fourth quarter of 2003 and that other positions with the same strategy will be established. The level of trading activity is substantially dependent on the value of the shares of Track Data pledged by its CEO, and Innodata and Edgar Online common stock that is held as collateral.

Since 2001, the Company has experienced a decline in revenues and profits from its Professional Market segment due principally to staffing reductions in the securities industry, the use by customers of internally developed services, or lower priced services that are offered by the Company or other vendors. This downtrend is continuing. The Company also experienced a decline in revenues from its retail trading and market data business.

The Company intends to increase its marketing costs during the remainder of 2003, principally for television, print and Internet advertising for its retail trading services.

During the year ended December 31, 2002, the Company repurchased under its buy back program approximately 3.4 million shares of its common stock for $4 million. During the nine months ended September 30, 2003, the Company repurchased approximately 2.1 million shares for $1.2 million, including 1.6 million shares purchased from its Chairman for $928,000. The Company authorized an additional buy back of up to 2 million shares from time to time in open market or negotiated transactions. No major capital expenditures are anticipated beyond the normal replacement of equipment and additional equipment to meet customer requirements.

The Company is subject to legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the Company's financial position.

In connection with the Company's broker-dealer operations, certain customer securities activities are transacted on a margin basis. The Company's clearing broker extends credit to the Company's customers, subject to various regulatory margin requirements, collateralized by cash and securities in the customers' accounts. In the event of a decline in the market value of the securities in a margin account, the Company is required to either obtain additional collateral from the customer or to sell the customer's position if such collateral is not forthcoming. The Company is responsible for any losses on such margin loans, and has agreed to indemnify its clearing broker for losses that the clearing broker may sustain from the customer accounts introduced by the Company. The Company's Chairman and CEO has a margin loan of approximately $3.3 million as a customer of the Company's broker-dealer that is collateralized by 12 million of the Company's shares owned by him and which is also subject to such indemnity by the Company in the event the clearing broker were to sustain losses. The Company and its clearing broker seek to control the risks associated with customer activities by monitoring required margin levels daily and, pursuant to such guidelines, requiring the customer to deposit additional collateral or to reduce positions when necessary.

Contractual Obligations and Commitments

At December 31, 2002, the Company had operating lease obligations aggregating $2,318,000 pursuant to which payments are due as follows: $1,153,000 in 2003; $615,000 in 2004; $311,000 in 2005; $188,000 in 2006 and $51,000 in 2007. There are no significant changes in such commitments as of September 30, 2003.

In connection with the Company's broker-dealer operations, certain customer securities activities are transacted on a margin basis. The Company is responsible for any losses on such margin loans, and has agreed to indemnify its clearing broker for losses that the clearing broker may sustain from the customer accounts introduced by the Company. The Company's Chairman and CEO has a margin loan of approximately $3.3 million as a customer of the Company's broker-dealer that is collateralized by 12 million of the Company's shares owned by him and which is also subject to such indemnity by the Company in the event the clearing broker were to sustain losses.

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

Revenue Recognition

The Company recognizes revenue from market data services as services are performed. Billings in advance of services provided are recorded as unearned revenues. All other revenues collected in advance of services are deferred until services are rendered. The Company earns commissions as an introducing broker and for licensing its trading system for the transactions of its customers. Commissions and related clearing expenses are recorded on a trade-date basis as securities transactions occur.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to interest rate change market risk with respect to its credit facility with a financial institution, which is priced based on the prime rate of interest. At September 30, 2003, the Company had borrowings of $128,000 under the credit facility. Changes in the prime interest rate during fiscal 2003 will have a positive or negative effect on the Company's interest expense on borrowings, if any. Such exposure will increase should the Company maintain higher levels of borrowing during 2003.

The Company has significant positions in stocks and options and receives significant proceeds from the sale of trading securities sold but not yet purchased under the arbitrage trading strategy described in Note 6 of Notes to Condensed Consolidated Financial Statements. The Company's arbitrage trading strategy is to fully cover its open positions during each month with covering option positions that expire in succeeding months. The Company expects that its September 30, 2003 positions will be closed during the fourth quarter of 2003 and that other positions with the same strategy will be established. In connection with the arbitrage trading program, the Company incurs margin loans. The Company is exposed to interest rate change market risk with respect to these margin loans. Such exposure will increase should the Company maintain higher levels of borrowing. The level of trading in the arbitrage trading account is dependent on the value of Track Data common stock pledged by its CEO, and Innodata and Edgar Online common stock which is used as collateral.

The Company has investments in Innodata and Edgar Online, both publicly traded companies listed on Nasdaq. The market value of such securities is dependent on future market conditions for these companies over which the Company has little or no control.

CONTROLS AND PROCEDURES

An evaluation has been carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and the operation of our "disclosure controls and procedures" (as such term is defined in Rules 13a-14(c) under the Securities Exchange Act of 1934) as of September 30, 2003 ("Evaluation Date"). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, the disclosure controls and procedures are reasonably designed and effective to ensure that (i) information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings . Not Applicable

Item 2.	Changes in Securities and Use of Proceeds . Not Applicable

Item 3.	Defaults upon Senior Securities . Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders .

	The following matters were voted on at the August 21, 2003 Annual Meeting of Stockholders. The total shares voted were 48,810,695.
			For	Against	Abstain

		Election of Directors:
		Abraham Biderman	48,370,747	360,251
		E. Bruce Fredrikson	48,318,847	412,151
		Barry Hertz	48,370,747	360,251
		Martin Kaye	48,370,747	360,251
		Jack Spiegelman	48,370,747	360,251
		Stanley Stern	48,302,547	428,451
		Charles Zabatta	48,319,347	411,651

		Appointment of Auditors:	48,577,729	96,728	56,541

Item 5.	Other Information . None

Item 6.	(a)	Exhibits .

		31.1 Certification of Barry Hertz pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

		31.2 Certification of Martin Kaye pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

		32.1 Certification required by Rule 13a-14(b) under the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

	(b)	During the third quarter of 2003 the Company filed a report on Form 8-K on August 12, 2003 that included the Company’s second quarter earnings release.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRACK DATA CORPORATION

Date:	11/13/03	/s/

Barry Hertz
Chairman of the Board
Chief Executive Officer

Date:	11/13/03	/s/

Martin Kaye
Chief Operating Officer Principal Financial Officer