Form 10-K
period 2003-12-31
TRACK DATA CORP
filed 2004-03-24
CIK 922811

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑    Annual report under section 13 or 15( d ) of the securities exchange act of 1934

For the fiscal year ended December 31, 2003

☐    Transition report under section 13 or 15( d ) of the securities exchange act of 1934

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by checkmark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant's most recently completed second fiscal quarter. Based on the average bid and ask price of the Company's Common Stock on June 30, 2003 of $.87 per share. $20,503,000.

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

49,009,697 shares of common stock, $.01 par value, as of February 29, 2004.

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

ITEM 1. BUSINESS

Track Data Corporation (the "Company") is a Delaware corporation that was formed in 1981. The Company maintains offices in the U.S. and Europe, with executive offices located at 95 Rockwell Place, Brooklyn, New York 11217. Its telephone number is 212-943-4555 or 718-522-7373.

The Company is a financial services company that provides real-time financial market data, fundamental research, charting and analytical services to institutional and individual investors through dedicated telecommunication lines and the Internet. The Company also disseminates news and third-party database information from more than 100 sources worldwide. The Company owns Track Data Securities Corp. ("TDSC"), a registered securities broker-dealer and member of the National Association of Securities Dealers, Inc. The Company provides a proprietary, fully integrated Internet-based online trading and market data system, proTrack, for the professional institutional traders, and myTrack and TrackTrade, for the individual trader. The Company also operates Track ECN, an electronic communications network that enables traders to display and match limit orders for stocks.

Background

Since its inception in 1981, the Company has been providing real-time financial market data to institutional customers through the operation of its own proprietary ticker plant. In 1998, the Company began to offer financial market data to individuals through the Internet. Later, through its wholly owned broker-dealer subsidiary, TDSC, the Company combined an online trading application with its market data in its myTrack service. In 2002, trading for institutional customers was introduced with proTrack. Further, the Company commenced operations of its Track ECN. During 2003, a new low priced trading application engineered for the hyper active traders was introduced as an additional service known as TrackTrade. The Company now offers trading and market data services to all members of the financial trading community. The offerings include trading in stocks, options and e-mini futures. Foreign currency trading is expected to commence by the second quarter of 2004 and trading in foreign stocks is also expected to be added in 2004.

Segments

The Company’s operations are classified in two business segments: (1) Internet-based online trading, market data services and ECN services to the institutional professional investment community, and (2) online trading and market data services to the non-professional individual investor community. The Company also engages in arbitrage trading. See Notes C and G of Notes to Consolidated Financial Statements.

A.    ONLINE TRADING, MARKET DATA SERVICES AND ECN SERVICES TO THE INSTITUTIONAL PROFESSIONAL INVESTMENT COMMUNITY

MarkeTrack

MarkeTrack provides domestic and international market information, dynamically updating quotelines, options and futures displays, real-time spreadsheets, tick-by-tick updating graphics, news services and third-party databases, user-defined screen layouts, access to back-office order and execution services, and over 20 years of graphical price history. It allows users to calculate theoretical values of options and determine the most beneficial investment strategy through calculating returns on alternative investments, including options and futures. Service charges range between $250 and $600 per month per user. MarkeTrack currently serves over 1,800 customers in trading and institutional investment management positions. Customers include floor traders, block traders, market makers, OTC traders, options specialists, head traders, arbitrageurs and hedge fund managers.

proTrack Online Trading

The Company offers proTrack as a direct access state-of-the-art trading system for the professional market. Among many trading features offered by proTrack are point and click equities and options trading, direct access to market makers and ECNs, hot keys, smart order routing, reserve book, quick modification of existing orders, multiple order types and a wide variety of market data and news. proTrack offers trading through the Company's wholly-owned broker-dealer subsidiary, TDSC, clearing through Penson Financial Services, Inc., and is also available for use by other broker dealers under a service bureau arrangement. Pricing is dependent on trading volume, market data services required and necessary clearing costs.

Electronic Communications Network

TDSC operates an Electronic Communications Network ("ECN") that enables traders to display and match limit orders for stocks. The ECN allows trading of Nasdaq National Market, SmallCap, Bulletin Board and exchange-listed securities on its platform. In order to set the Track ECN apart from others, the Company has incorporated state-of-the-art trading functionality into the ECN. This functionality is normally available only on sophisticated front-end trading platforms.

Nasdaq's SuperMontage became fully operational in December, 2002. Prior to SuperMontage, Track ECN provided liquidity through SuperSoes, Nasdaq's automated execution system, where market makers were not preferenced over ECNs by Nasdaq when filling orders. Accordingly, liquidity providers to Track ECN received immediate executions in SuperSoes. Under SuperMontage, market makers and ECNs who charge no access fee are preferenced by Nasdaq (orders are filled) before ECNs charging access fees are filled. Liquidity providers to the Track ECN were experiencing difficulty in receiving executions of their orders due to broker-dealers and market makers routing their Nasdaq orders to lower cost ECNs and no fee market makers. As a result, volume on Track ECN was reduced from a high of more than 400 million shares in October, 2002 to 60 million shares in December, 2003.

Track ECN pays subscribers who add liquidity $.0025 per share on a monthly basis and charges $.003 per share to market participants who take liquidity. With a spread between rebate and charge of $.0005 per share, the Company needs to handle a significant volume to achieve a material financial result. In an effort to keep costs at a minimum, Track ECN has applied to become a self-clearing ECN.

NewsWatch Service

The Company’s NewsWatch service includes a high-speed consolidated news ticker, an NT-resident database with full-text indexing, access to a variety of third-party databases, and multiple domestic/international exchanges. A typical installation is approximately $300/month at the 5-user level and is scaled down with increased users at a location.

Marketing

The Company markets MarkeTrack to the premium end of the trading markets. Typical customers are institutional sales people, arbitrageurs, market makers and traders.

MarkeTrack, proTrack, Track ECN, as well as the NewsWatch service, are marketed primarily through a dedicated sales force, including 10 full-time sales persons. All services are sold directly, often as a result of on-site presentations and service demonstrations.

In addition to its dedicated sales force, the Company maintains relationships with a number of brokerage firms that actively sell the Company’s services to the money management side of the industry for "soft dollars." In a soft dollar arrangement, the brokerage firm pays the Company for services delivered to the money managers. These brokerage firms are typically also customers of the Company.

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

The Company offers its MarkeTrack service in a highly competitive market in which it competes with other distributors of financial and business information, many of which have substantially greater financial resources. The Company competes, among other things, on the basis of the quality and reliability of its data, the speed of delivery and on the flexibility of its services. In the equity, options and futures trading segments, and the investment management segment, the Company’s competitors include Bloomberg Financial and Bridge Information Systems. To a lesser degree, these Company services compete with ILX, a Thomson Financial Services company, and Quotron, a Reuters company, who dominate the retail brokerage market segment.

The Company's proTrack service competes primarily with the Redi System offered by Goldman Sachs, Real-Tick offered by AT Financial and a proprietary system offered by Lava, Inc. There are also many proprietary systems that offer one-stop trading and limited access to other destinations, as well as many other direct access trading systems.

The Track ECN competes with other ECNs that have substantially greater resources and have been operating for a longer period of time. The Company's competitors, among others, are Archipelago, Instinet, Island and Nasdaq.

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

B.   INTERNET-BASED ONLINE TRADING, MARKET DATA SERVICES, AND OTHER SERVICES TO THE NON-PROFESSIONAL INDIVIDUAL INVESTMENT COMMUNITY

Internet-Based Online Trading and Market Data Services

General

The Company offers internet-based online trading and market data service through its myTrack and TrackTrade products. myTrack and TrackTrade offer trading of U.S.-based stocks, options and mutual funds, as well as stock index-based futures. TrackTrade is especially designed for active individual investors. The Company intends to introduce trading in foreign currency and stocks during 2004. The Company has targeted active traders and believes that myTrack and TrackTrade are well suited to satisfy their requirements. For those traders who are the most active and engage in day trading, the Company's TrackTrade contains multi windows based features and enhancements that are designed to satisfy the needs of the hyperactive trader community. Equity trades on myTrack are currently offered at prices starting at $12.95 per trade, but volume trading rebates can result in trade costs as low as $8.20 per trade. Futures are generally priced at $7.00 per contract. Equity trades on TrackTrade are currently offered at 1/2 penny per share, with no ECN fees.

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

Customers can also subscribe for TrackTrade market data. Real-time quotes, news, charting and technical analysis are currently available for $99 (including Nasdaq Level II) plus exchange fees. Volume trading can result in rebates equivalent to the service plan charges. A minimum $30,000 investment is required to open an account.

Operations

Clearing and Order Processing

The Company does not hold any funds or securities owned by its clients nor execute securities transactions. The Company clears all transactions for its clients, on a fully disclosed basis, with Penson Financial Services, Inc. ("Penson").

The Company’s agreement with Penson provides that the clearing broker process all securities transactions for the Company’s clients for a fee. Services of the clearing broker include billing and credit control and receipt, custody and delivery of securities. The Company has agreed to indemnify and hold the clearing broker harmless from certain liabilities or claims, including claims arising from the transactions of its clients, which could be material in amount. The Company’s clearing agreement may be terminated by either party, upon 45 days’ written notice. The Company relies on the operational capacity and the ability of the clearing broker for the orderly processing of transactions.

Clients’ securities transactions are effected on either a cash or margin basis. In connection with margin transactions, credit is extended to a client, collateralized by securities and cash in the client’s account, for a portion of the purchase price. The client is charged for margin financing at interest rates based on the broker call rate plus an additional amount of up to 2.50%. The broker call rate, also known as the "Call Money Rate," is the prevailing interest rate charged by banks on secured loans to broker-dealers.

Margin lending is subject to the margin rules of the Board of Governors of the Federal Reserve System. Margin lending subjects the Company to the risk of a market decline that would reduce the value of collateral below the client’s indebtedness before the collateral could be sold. Under applicable rules, in the event of a decline in the market value of the securities in a margin account, the client is required to deposit additional securities or cash in the account. The margin agreement allows the Company or Penson to sell securities owned by the client under certain circumstances.

Network Infrastructure

The Company’s external network consists of a series of routers and other Internet-networking equipment, mail, web and File Transfer Protocol (ftp) servers; these servers are connected to the Company's internal (i.e. protected) network. This permits a moderated connection to the Company’s intranet, so that any computer that can connect to the Internet can access authorized services.

The Company’s technology is supported by an internal staff of programmers, developers, and operators 24 hours a day, seven days a week. The programming staff is supplemented by a team of quality control analysts, web page developers, technical writers, and design specialists who ensure the final product is user-friendly and dependable. In addition to supporting the systems, the staff continually enhances software and hardware and develops new services. Software is designed to be versatile and easily adaptable to new and emerging technologies.

Other Internet-Based Market Data Services

AIQ Systems

AIQ Systems develops and markets artificial intelligence (AI) based stock market analysis and charting software for personal computers. By simulating the reasoning of top market technicians, AIQ’s "Expert Systems" delivers trading signals and valuable market insight, as well as state-of-the-art technical charting and screening capabilities. Prices for AIQ products vary from $39 to $79 per month.

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

Marketing

The Company markets myTrack and TrackTrade by targeting active traders through advertisements. The Company’s marketing efforts have included advertisements in financial and various other publications that have a demographic similar to myTrack’s and TrackTrade’s target market. The Company also promotes these services through Internet web site and banner advertisements, direct mailings and trade shows. The Company expects to increase its expenditures for advertising in 2004 compared to its 2003 expenditures.

  AIQ Systems markets its software products through direct mail, the Internet, print advertising and seminars.

The marketing effort for the Dial/Data service is directed towards the software vendors who offer analytic programs for the individual investor. By agreeing to provide royalties to these vendors, the Company seeks to encourage these vendors to make their programs compatible with the Company’s databases, and to encourage customers to select the Company’s databases in preference to databases made available by others.

Competition

The Company’s myTrack online trading service competes with services offered by online brokers, many of which have substantially greater resources. The Company faces direct competition from other discount brokerage firms, many of which provide touch-tone telephone and online brokerage services but do not maintain significant branch networks. The Company also encounters competition from established full commission brokerage firms. In addition, the Company competes with financial institutions, mutual fund sponsors and other organizations, some of which provide (or may in the future provide) electronic and other discount brokerage services.

The Company believes its competition consists of large and small brokerage firms, utilizing the Internet to transact retail brokerage business. Among these competitors are E*Trade Group, Inc., Trade Station Group, Inc., Charles Schwab & Co., Inc., TD Waterhouse, Inc. and Ameritrade, Inc. The Company also faces competition for customers from full-commission brokerage firms, including Morgan Stanley Dean Witter & Co., Merrill Lynch and Salomon Smith Barney, as well as financial institutions and mutual funds.

myTrack’s market data service competes with many providers of financial information over the Internet. It competes on quality and reliability, as well as speed and price. Principal competitors to myTrack are e-Signal, DTN, PC Quote, AT Financial, as well as many other Internet providers of financial information.

Competitors to the Dial/Data service include Interactive Data Corp., The Dow Jones Retrieval Service, Compuserve, Telescan and Commodity Systems, Inc. The Company competes in this market based on price, the quality and reliability of its data, the extent and breadth of historical information, ease of access and the negotiation of agreements with vendors that provide royalty arrangements they find attractive. Some of the Company’s competitors provide both software and data services. The Company competes with such full service providers by attempting to enter into agreements with vendors of superior software.

Competitors of AIQ include Equis International (MetaStock), Omega Research (SuperCharts), Windows on Wall Street, and many others. Generally, these competitors’ products can be classified as "charting" packages. They concentrate their resources on general charting (graphical) and stock market back-testing capabilities, rather than the pre-programmed market analysis offered by the AIQ products. AIQ’s TradingExpert Pro competes with Omega’s TradeStation and MetaStock Professional.

C.    MATTERS RELATED TO BOTH SEGMENTS

Securities Regulation

Track Data Securities Corp. ("TDSC") is a broker-dealer registered with the SEC and NASD and is licensed as a broker-dealer in 50 states.

 The securities industry in the United States is subject to extensive regulation under federal and state laws. In addition, the SEC, NASD, other self regulatory organizations, such as the various stock exchanges, and other regulatory bodies, such as state securities commissions, require strict compliance with their rules and regulations. As a matter of public policy, regulatory bodies are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of clients participating in those markets, and not with protecting the interests of the Company’s stockholders.

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

Net Capital Requirements

The SEC, NASD, and various other regulatory agencies have stringent rules requiring the maintenance of specific levels of net capital by securities brokers. These include the SEC’s uniform net capital rule, which governs TDSC. Net capital is defined as assets minus liabilities, plus other allowable credits and qualifying subordinated borrowings less mandatory deductions that result from excluding assets that are not readily convertible into cash and from valuing other assets, such as a firm’s positions in securities, conservatively. Among these deductions are adjustments in the market value of securities to reflect the possibility of a market decline prior to disposition.

As of December 31, 2003, TDSC was required to maintain minimum net capital, in accordance with SEC rules, of approximately $1 million and had total net capital of $3,182,000, or approximately $2,182,000 in excess of minimum net capital requirements.

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

Limited Proprietary Information

The Company relies on a combination of copyright, trademark and trade secret laws and non-disclosure agreements to protect its proprietary technologies, ideas, know-how and other proprietary information. The Company holds a United States trademark registration for the myTrack name. The Company has no patents or registered copyrights. Third parties may copy or otherwise obtain and use the Company’s proprietary technologies, ideas, know-how and other proprietary information without authorization or independently develop technologies similar or superior to its technologies. Policing unauthorized use of its technologies and other intellectual property is difficult, particularly because the global nature of the Internet makes it difficult to control the ultimate destination or security of software or other data transmitted.

The financial information provided by the Company for its MarkeTrack, myTrack, proTrack, myTrack Pro, Dial/Data and NewsWatch services can be purchased from third-party sources and is not proprietary. The Company maintains proprietary economic and historical financial databases. The Company protects its proprietary information with standard secrecy agreements.

    MarkeTrack, NewsWatch, myTrack, myTrack Pro, proTrack and Dial/Data are registered service marks owned by the Company. AIQ has registered trademarks for StockExpert, MarketExpert, OptionExpert and TradingExpert, as well as Opening Bell for its newsletter.

Research and Development

Expenditures for research and development incurred primarily to establish technological feasibility of a product or for product enhancement were $242,000, $315,000 and $307,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

Employees

The Company employed approximately 180 persons on a full-time basis as of December 31, 2003. The Company believes that its relationship with its employees is satisfactory.

ITEM 2. PROPERTIES

The Company’s executive offices are located at 95 Rockwell Place, Brooklyn, NY. These offices are leased from a family partnership controlled by the Company’s Chairman. The annual rental of approximately 36,000 square feet is approximately $600,000. The lease expires in April, 2004. The Company believes that the terms of this lease are at least as favorable to it as terms which it would have obtained in a comparable transaction with unaffiliated persons.

The Company maintains sales and/or service offices in Brooklyn, NY, Chicago, IL, Los Angeles, CA, San Francisco, CA, Boston, MA, Incline Village, NV, Philadelphia, PA, Boca Raton, FL, and Dallas, TX with aggregate annual rentals of $1,253,000. These leases expire at various dates through 2007. The Company also maintains a full service office in London, England under a lease for annual rentals of $177,000 expiring in 2004.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting on August 21, 2003. The results of matters voted at that Meeting were reported in Part II, Item 4 of the Company's Form 10-Q for the period ended September 30, 2003.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is quoted on the Nasdaq National Market System under the symbol "TRAC." On February 29, 2004, there were 282 stockholders of record of the Company's Common Stock based on information provided by the Company's transfer agent. Virtually all of the Company's publicly held shares are held in "street name" and the Company believes the actual number of beneficial holders of its Common Stock to be approximately 14,000.

The following table sets forth the high and low sales prices for the Company's Common Stock as reported on Nasdaq NMS.

	Common Stock

	Sale Price

	High	Low

2002

First Quarter	$2.90	$1.42
Second Quarter	1.50	1.01
Third Quarter	1.15	.26
Fourth Quarter	.82	.26

2003

First Quarter	$ .80	$ .44
Second Quarter	1.06	.44
Third Quarter	3.18	.84
Fourth Quarter	2.10	1.27

Dividends

The Company paid its first cash dividend of $.01 per share on its Common Stock on September 22, 2003. The Company declared a second dividend on February 19, 2004 of $.01 per share payable on March 22, 2004 to holders of record on March 8, 2004. The Company expects to consider future dividends semi-annually. The future payment of dividends, if any, on the Common Stock is within the discretion of the Board of Directors and will depend on the Company's earnings, its capital requirements, financial condition, and other relevant factors.

ITEM 6. SELECTED FINANCIAL DATA

Year Ended December 31,	2003	2002	2001	2000	1999

	(in thousands, except earnings and dividends per share)

SERVICE FEES AND REVENUE	$40,881	$57,188	$62,217	$58,767	$46,620

COSTS, EXPENSES AND OTHER:
Direct operating costs	23,201	31,309	29,539	31,484	26,989
Selling and administrative expenses	15,098	19,307	19,560	21,564	19,290
Marketing and advertising	394	659	1,243	5,472	5,684
Write off of investment in private companies	-	716	-	254	-
Gain on marketable securities	(2,515)	(569)	(1,800)	(783)	-
Gain on sale of investment in affiliate	-	-	(949)	(900)	-
Other income	-	-	(1,000)	-	(350)
Interest expense (income) - net	107	657	(58)	288	270

Total	36,285	52,079	46,535	57,379	51,883

INCOME (LOSS) BEFORE EQUITY IN
NET INCOME OF AFFILIATE
AND INCOME TAXES	4,596	5,109	15,682	1,388	(5,263)

EQUITY IN NET INCOME OF AFFILIATE	-	-	276	718	275

INCOME (LOSS) BEFORE INCOME TAXES	4,596	5,109	15,958	2,106	(4,988)

INCOME TAXES	1,750	2,118	4,880	47	60

NET INCOME (LOSS)	$2,846	$2,991	$11,078	$2,059	$(5,048)

BASIC AND DILUTED NET
INCOME (LOSS) PER SHARE	$.06	$.06	$.19	$.03	$(.08)

DIVIDENDS PER SHARE	$.01

WEIGHTED AVERAGE SHARES OUTSTANDING	49,709	52,627	59,593	63,660	61,229

ADJUSTED DILUTIVE SHARES OUTSTANDING	49,800	52,900	59,874	64,056	61,229

December 31,	2003	2002	2001	2000	1999

	(in thousands)

TOTAL ASSETS	$73,498	$46,416	$76,920	$24,479	$25,056
TOTAL LIABILITIES	49,693	26,809	53,759	7,747	10,060
STOCKHOLDERS’ EQUITY	23,805	19,607	23,161	16,732	14,996

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

Relevant Factors

The Company's Professional Market segment revenues experienced significant declines during the last two years from a combination of staffing reductions in the securities industry, the use by customers of internally developed services, or lower priced services offered by the Company or other vendors. This trend has continued in the early part of 2004. Revenues from Track ECN declined dramatically in 2003 principally from the introduction of Nasdaq's SuperMontage trading system in late 2002. In March 2004, Nasdaq eliminated the preferencing of market makers over ECNs in SuperMontage. It is anticipated that this change could result in increased revenues for the Track ECN in 2004. Profit margins are very low in this business and significant volume would have to be realized to have an impact on the results of operations. The Company anticipates obtaining approval for self clearing of its ECN business in 2004 in an effort to decrease costs associated with ECN revenues. The Company has recently focused more attention to attracting professional trading customers to its online trading business in an effort to increase overall revenues and profits.

The Non-Professional Market segment revenues increased during the second half of 2003 but have been inconsistent month to month. The Company is expecting to grow revenues in this segment through advertising to attract new customers and by offering additional services to existing customers by introducing foreign currency in the first half of 2004 and foreign stock trading in the second half of 2004. The Company presently offers trading of U.S. based stocks, options and e-mini futures.

The trading and market data services for both segments require the Company to maintain a market data ticker plant on a 24/7 basis, as well as all back office trading functions. The Company's focus is to increase revenues in both segments, as the underlying costs of maintaining the operations and back office will not increase commensurate with any revenue increase allowing greater operating margins on incremental revenues.

Results of Operations

Years ended December 31, 2003 and 2002

Revenues for the years ended December 31, 2003 and 2002 were $40,881,000 and $57,188,000, respectively, a decrease of 29%. The Company’s Professional Market segment had revenues for the years ended December 31, 2003 and 2002 of $24,118,000 and $37,675,000, respectively, a decrease of 36% for this segment. The Company’s Non-Professional Market segment had revenues of $16,763,000 and $19,513,000, respectively, for the years ended December 31, 2003 and 2002, a decrease of 14% for this segment. Since 2001, the Company has experienced a decline in revenues from its market data services to the Professional Market segment due principally to staffing reductions in the securities industry, the use by customers of internally developed services, or lower priced services that are offered by the Company or other vendors. Management expects this trend to continue in 2004, negatively impacting revenues and profits. Further, the Company experienced a significant decline in revenues from its Track ECN since Nasdaq's SuperMontage trading system was introduced in late 2002. The Company experienced significantly lower trading volumes because of the preferencing of trades in SuperMontage to market makers and others that do not charge access fees, compared to no such preference in Nasdaq's SuperSoes that was available prior to SuperMontage. In the Non-Professional Market segment, the Company experienced a significant decline in revenues and profits as individual investors left the market, curtailed trading or are trading with competitors.

    Direct operating costs were $23,201,000 for the year ended December 31, 2003 and $31,309,000 for the similar period in 2002, a decrease of 26%. Direct operating costs as a percentage of revenues were 57% in 2003 and 55% in 2002. Without giving effect to unallocated depreciation and amortization expense, the Company’s Professional Market segment had $13,274,000 and $20,197,000 of direct costs for the years ended December 31, 2003 and 2002, respectively, a decrease of 34%. Direct operating costs as a percentage of revenues for the Professional segment were 55% in 2003 and 54% in 2002. The significant dollar decline was principally due to the decreased revenues, the majority of which related to the lower ECN revenues. Further, telecommunications credits of $300,000 were recognized in 2003. The Company’s Non-Professional Market segment had $8,925,000 and $9,734,000 in direct costs for the years ended December 31, 2003 and 2002, respectively, a decrease of 8%. Direct operating costs as a percentage of revenues for the Non-Professional segment were 53% in 2003 and 50% in 2002. The dollar decline was principally due to the decreased revenues. Both segments experienced an increase in direct costs as a percentage of revenues due principally to infrastructure fixed costs of payroll and other services that could not be reduced commensurate with revenues. Direct operating costs include direct payroll, direct telecommunication costs, computer supplies, depreciation, equipment lease expense and the amortization of software development costs, costs of clearing, back office payroll and other direct broker-dealer expenses and ECN customer commissions and clearing.

Selling and administrative expenses were $15,098,000 and $19,307,000 in the 2003 and 2002 periods, respectively, a decrease of 22%. Selling and administrative expenses as a percentage of revenues was 37% in 2003 and 34% in 2002. Without giving effect to unallocated depreciation and amortization expense, selling and administrative expenses for the Professional Market segment were $9,278,000 and $12,823,000 in the 2003 and 2002 periods, respectively, a decrease of 28%. For the Professional Market segment selling and administrative expenses as a percentage of revenues was 38% in 2003 and 34% in 2002. Selling and administrative expenses in 2003 declined from reductions in payroll, telecommunications, rent, legal fees and a $150,000 government grant received in connection with the terrorist attack in New York City. Selling and administrative expenses for the Non-Professional segment were $5,512,000 and $5,722,000 in the 2003 and 2002 periods, respectively, a decrease of 4%. For the Non-Professional segment selling and administrative expense as a percentage of revenue was 33% in 2003 and 29% in 2002. Both segments experienced an increase in selling and administrative expenses as a percentage of revenues due principally to infrastructure fixed costs of payroll and other services that could not be reduced commensurate with revenues.

Marketing and advertising costs were $394,000 in 2003 and $659,000 in 2002. The Professional Market segment spent $162,000 in 2003 and $324,000 in 2002. The Non-Professional segment of the Company incurred marketing costs of $232,000 in 2003 and $335,000 in 2002. The Company expects to increase marketing costs for both segments in 2004.

The Professional Market segment realized $1,405,000 in income before unallocated amounts and income taxes in 2003 compared to income of $4,332,000 in 2002. The Non-Professional Market segment realized $2,093,000 in income in 2003 and $3,722,000 in income in 2002 before unallocated amounts and income taxes.

    In 2003 and 2002, the Company recognized gains of approximately $2,515,000 and $569,000, respectively, (including gains of $624,000 and $124,000, respectively, in 2003 and 2002, on the sale of certain shares of Edgar Online, Inc. and Innodata Corporation), and from other marketable securities due to its arbitrage trading strategy. In the fourth quarter of 2001, the Company expanded its arbitrage trading program to include a greater risk profile trading program. The greater risk trading program resulted in a pre-tax loss of $1,400,000 in the first quarter of 2002. The Company continued its arbitrage trading program but discontinued the greater risk trading program.

In 2002, the Company wrote off its investments in two privately held companies in the aggregate amount of $716,000.

Net interest expense in 2003 was $107,000 compared to $657,000 in 2002. The decrease in interest expense in 2003 is due principally to lower interest on margin debt in connection with the Company's arbitrage trading program.

As a result of the above-mentioned factors, the Company realized income before income taxes of $4,596,000 in the 2003 period compared to $5,109,000 in the 2002 period.

The Company's effective tax rate was 38% in 2003 and 42% in 2002.

The Company realized net income of $2,846,000 in 2003 compared to $2,991,000 in 2002.

Years ended December 31, 2002 and 2001

Revenues for the years ended December 31, 2002 and 2001 were $57,188,000 and $62,217,000, respectively, a decrease of 8%. The Company’s Professional Market segment had revenues for the years ended December 31, 2002 and 2001 of $37,675,000 and $35,074,000, respectively, an increase of 7% for this segment. The Company’s Non-Professional Market segment had revenues of $19,513,000 and $27,143,000, respectively, for the years ended December 31, 2002 and 2001, a decrease of 28% for this segment. Since August 2001, the Company has experienced a decline in revenues from its market data services to the Professional Market segment due principally to a reduction in customers' staffing. The decline in revenues was offset by an increase in revenues of $9,152,000 from the Company's Track ECN. The ECN market experienced significant changes during the last half of 2002, including the introduction of Nasdaq's trading platform, SuperMontage. The Company experienced significantly lower trading volumes because of the preferencing of trades in SuperMontage to market makers and others that do not charge access fees. To compete more effectively, the Company reduced its access fee and increased its payments for adding liquidity in January, 2003. Based on lower pricing and reduced volumes, the Company expects significantly lower revenues and profits from Track ECN in 2003. In addition, the Company experienced a significant decline in revenues and profits from its retail trading and market data businesses as individual investors left the market, curtailed trading or are trading with competitors.

Direct operating costs were $31,309,000 for the year ended December 31, 2002 and $29,539,000 for the similar period in 2001, an increase of 6%. Direct operating costs as a percentage of revenues were 55% in 2002 and 47% in 2001. Without giving effect to unallocated depreciation and amortization expense, the Company’s Professional Market segment had $20,197,000 and $14,102,000 of direct costs for the years ended December 31, 2002 and 2001, respectively. Direct operating costs as a percentage of revenues for the Professional segment were 54% in 2002 and 40% in 2001. The increased dollars and percentage in 2002 in the Professional segment is due to costs associated with the Company's Track ECN, including commissions to its subscribers and clearing costs, as well as certain fixed costs that were not reduced commensurate with the reduced revenues from its market data business. The Company’s Non-Professional Market segment had $9,734,000 and $13,666,000 in direct costs for the years ended December 31, 2002 and 2001, respectively. Direct operating costs as a percentage of revenues for the Non-Professional segment were 50% in 2002 and 2001.

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

Marketing and advertising costs were $659,000 in 2002 and $1,243,000 in 2001. The Professional Market segment spent $324,000 in 2002 and $152,000 in 2001. The increase in 2002 was attributable to marketing related to the Company's proTrack online trading for professionals. The Non-Professional segment of the Company incurred marketing costs of $335,000 in 2002 and $1,091,000 in 2001. Due to a downturn in the market and lower levels of trading activity by the retail trading sector, the Company decided to spend significantly less on marketing in 2002.

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

The Company's effective tax rate was 42% in 2002 and 31% in 2001 due to the utilization of tax loss carryforwards in that year and the effect of the reversal of a valuation allowance.

The Company realized net income of $2,991,000 in 2002 compared to $11,078,000 in 2001.

Liquidity and Capital Resources

During the year ended December 31, 2003, cash provided by operating activities was $5,286,000 compared to $5,151,000 in 2002. Cash flows provided by investing activities in 2003 was $423,000 due principally to proceeds from sales of Innodata common stock compared to cash flows used in investing activities of $170,000 in 2002. Cash flows used in financing activities was $2,869,000 in 2003 compared to $5,158,000 in 2002, principally due to reduced purchases of treasury stock.

The Company has a line of credit with a bank. The line is collateralized by the assets of the Company and is guaranteed by its Chairman. Interest is charged at 1.75% above the bank’s prime rate and is due on demand. The Company may borrow up to 80% of eligible market data service receivables and is required to maintain a compensating balance of 10% of the outstanding loans. At December 31, 2003, the Company had no outstanding borrowings under the line. Borrowings available on the line of credit at December 31, 2003 was $700,000.

The Company has significant positions in stocks and options and receives significant proceeds from the sale of trading securities sold but not yet purchased under the arbitrage trading strategy described in Note C of Notes to Consolidated Financial Statements. The Company expects that its December 31, 2003 positions will be closed during the first quarter of 2004 and that other positions with the same strategy will be established. The level of trading activity is substantially dependent on the value of the shares of Track Data pledged by its CEO, and Innodata and Edgar Online common stock that is held as collateral.

Since August 2001, the Company has experienced a decline in revenues and profits from its Professional Market segment due principally to staffing reductions in the securities industry, the use by customers of internally developed services, or lower priced services that are offered by the Company or other vendors. This downtrend is continuing in 2004. In addition, the Company experienced a significant decline in revenues from its retail trading business since the fourth quarter of 2001. Retail investors have left the market, curtailed trading or are trading with competitors.

During the year ended December 31, 2003, the Company repurchased under its buy back program approximately 2.2 million shares of its common stock for $1.4 million (including 1.6 million shares purchased from its Chairman for $928,000) and paid a dividend of $.01 per common share on September 22, 2003 to its stockholders of $489,000. The Company authorized an additional buy back of up to 2 million shares and plans to consider dividends semi-annually. Both of these expenditures will be based on a review of then current operations and cash flow requirements. On February 19, 2004, the Company declared a second dividend of $.01 per share payable on March 22, 2004 to holders of record on March 8, 2004. No major capital expenditures are anticipated beyond the normal replacement of equipment and additional equipment to meet customer requirements. The Company believes that borrowings available under the Company’s line of credit and cash from operations are sufficient for the Company’s cash requirements for the next 12 months.

The Company is subject to legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the Company's financial position.

In connection with the Company's broker-dealer operations, certain customer securities activities are transacted on a margin basis. The Company's clearing broker extends credit to the Company's customers, subject to various regulatory margin requirements, collateralized by cash and securities in the customers' accounts. In the event of a decline in the market value of the securities in a margin account, the Company is required to either obtain additional collateral from the customer or to sell the customer's position if such collateral is not forthcoming. The Company is responsible for any losses on such margin loans, and has agreed to indemnify its clearing broker for losses that the clearing broker may sustain from the customer accounts introduced by the Company. The Company's Chairman and CEO has a margin loan of approximately $3.1 million as a customer of the Company's broker-dealer that is collateralized by 12.7 million of the Company's shares owned by him with a market value at December 31, 2003 of $17.8 million, and which is also subject to such indemnity by the Company in the event the clearing broker were to sustain losses. The Company and its clearing broker seek to control the risks associated with customer activities by monitoring required margin levels daily and, pursuant to such guidelines, requiring the customer to deposit additional collateral or to reduce positions when necessary.

Contractual Obligations and Commitments

At December $31, 2003, the Company has operating lease obligations aggregating $1,534,000 pursuant to which payments are due as follows: $867,000 in 2004; $337,000 in 2005; $212,000 in 2006; 87,000 in 2007; and $31,000 in 2008.

In connection with the Company's broker-dealer operations, certain customer securities activities are transacted on a margin basis. The Company is responsible for any losses on such margin loans, and has agreed to indemnify its clearing broker for losses that the clearing broker may sustain from the customer accounts introduced by the Company. The Company's Chairman and CEO has a margin loan of approximately $3.1 million as a customer of the Company's broker-dealer, which is carried by its clearing broker, that is collateralized by 12.7 million of the Company's shares owned by him with a market value at December 31, 2003 of $17.8 million, and which is also subject to such indemnity in the event the clearing broker were to sustain losses.

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

Revenue Recognition

The Company recognizes revenue from market data and ECN services as services are performed. Billings in advance of services provided are recorded as unearned revenues. All other revenues collected in advance of services are deferred until services are rendered. The Company earns commissions as an introducing broker and for licensing its trading system for the transactions of its customers. Commissions and related clearing expenses are recorded on a trade-date basis as securities transactions occur.

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

Long-lived Assets

In assessing the recoverability of the Company's goodwill and other intangibles, the Company must make assumptions regarding estimated undiscounted expected future cash flows to be generated by the assets to determine the fair value of the respective assets. If these estimated cash flows and related assumptions change in the future, the Company may be required to record an impairment charge in the consolidated statement of income.

New Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities, an Interpretation of Arb No. 51," which addresses consolidation by business enterprises of variable interest entities (VIEs) either: (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the equity investors lack an essential characteristic of a controlling financial interest. In December 2003, the FASB completed deliberations of proposed modifications to FIN 46 (Revised Interpretations) resulting in multiple effective dates based on the nature as well as the creation date of the VIE. VIEs created after January 31, 2003, but prior to January 1, 2004, may be accounted for either based on the original interpretation or the Revised Interpretations. However, the Revised Interpretations must be applied no later than the first quarter of fiscal year 2004. VIEs created after January 1, 2004 must be accounted for under the Revised Interpretations. The Company does not have any VIEs which would require consolidation under FIN 46. Accordingly, the adoption of FIN 46 has had no effect on the Company’s consolidated financial condition or results of operations.

In December 2003, the SEC issued Staff Accounting Bulletin No. 104, "Revenue Recognition" (SAB No. 104), which codifies, revises and rescinds certain sections of SAB No. 101, "Revenue Recognition," in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The changes noted in SAB No. 104 did not have an effect on the Company’s consolidated financial condition or results of operations.

Inflation and Seasonality

To date, inflation has not had a significant impact on the Company’s operations. The Company’s revenues are not affected by seasonality.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to interest rate change market risk with respect to its credit facility with a financial institution, which is priced based on the prime rate of interest. At December 31, 2003, there was no outstanding balance under the credit facility. Changes in the prime interest rate during fiscal 2004 will have a positive or negative effect on the Company's interest expense. Such exposure will increase should the Company maintain higher levels of borrowing during 2004.

The Company has significant positions in stocks and options and receives significant proceeds from the sale of trading securities sold but not yet purchased under the arbitrage trading strategy described in Note C of Notes to Consolidated Financial Statements. The Company's arbitrage trading strategy is to fully cover its open positions during each month with covering option positions that expire in succeeding months. The Company expects that its December 31, 2003 positions will be closed during the first quarter of 2004 and that other positions with the same strategy will be established. In connection with the arbitrage trading program, the Company incurs margin loans. The Company is exposed to interest rate change market risk with respect to these margin loans. Such exposure will increase should the Company maintain higher levels of borrowing during 2004. The level of trading in the arbitrage trading account is dependent on the value of Track Data common stock pledged by its CEO, and Innodata and Edgar Online common stock which is used as collateral. The market value of such securities is dependent on future market conditions for these companies over which the Company has little or no control.

The Company has investments in Innodata and Edgar Online, both publicly traded companies listed on Nasdaq. The market value of such securities is dependent on future market conditions for these companies over which the Company has little or no control.

ITEM 8. FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

PAGE

Track Data Corporation and Subsidiaries

Report of Independent Certified Public Accountants	II-12

Consolidated Balance Sheets as of December 31, 2003 and 2002	II-13

Consolidated Statements of Income for the three years ended
December 31, 2003, 2002 and 2001	II-14

Consolidated Statements of Stockholders' Equity and Comprehensive
Income for the three years ended December 31, 2003, 2002 and 2001	II-15

Consolidated Statements of Cash Flows for the three years ended
December 31, 2003, 2002 and 2001	II-16

Notes to Consolidated Financial Statements	II-17-30

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders

Track Data Corporation

We have audited the accompanying consolidated balance sheets of Track Data Corporation and subsidiaries (the "Company") as of December 31, 2003 and 2002, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Track Data Corporation and subsidiaries as of December 31, 2003 and 2002, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

/S/ Grant Thornton LLP

New York, New York
March 1, 2004

Track Data Corporation and Subsidiaries
Consolidated Balance Sheets
December 31, 2003 and 2002
(in thousands, except number of common shares)
	2003	2002

ASSETS

CASH AND EQUIVALENTS	$8,315	$5,491

ACCOUNTS RECEIVABLE – net of allowance for doubtful
accounts of $159 in 2003 and 2002	1,099	3,861

DUE FROM CLEARING BROKER	547	324

DUE FROM BROKER	37,141	20,111

MARKETABLE SECURITIES	21,427	11,021

FIXED ASSETS - at cost (net of accumulated depreciation)	2,140	2,846

EXCESS OF COST OVER NET ASSETS ACQUIRED	1,900	1,900

OTHER ASSETS	929	862

TOTAL	$73,498	$46,416

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Accounts payable and accrued expenses	$4,112	$4,338
Note payable - bank	-	1,030
Notes payable - other	494	870
Trading securities sold but not yet purchased	40,996	19,725
Net deferred income tax liabilities	2,475	295
Other liabilities, including income taxes	1,616	551

Total liabilities	49,693	26,809

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock - $.01 par value; 300,000,000 shares authorized; issued and
outstanding – 49,000,797 shares in 2003 and 50,912,475 shares in 2002	490	509
Additional paid-in capital	14,152	15,019
Retained earnings	5,701	3,344
Accumulated other comprehensive income	3,462	735

Total stockholders’ equity	23,805	19,607

TOTAL	$73,498	$46,416

See notes to consolidated financial statements.
II-13

Track Data Corporation and Subsidiaries
Consolidated Statements of Income
Years Ended December 31, 2003, 2002 and 2001
(in thousands, except earnings and dividends per share)

	2003	2002	2001

SERVICE FEES AND REVENUE	$40,881	$57,188	$62,217

COSTS, EXPENSES AND OTHER:
Direct operating costs	23,201	31,309	29,539
Selling and administrative expenses	15,098	19,307	19,560
Marketing and advertising	394	659	1,243
Gain on marketable securities (including $624,000 and $124,000
from sale of Innodata common stock in 2003 and 2002, respectively)	(2,515)	(569)	(1,800)
Gain on sales of investment in affiliate	-	-	(949)
Write off of investment in private companies	-	716	-
Gain on sale of Internet domain name	-	-	(1,000)
Interest income	(142)	(300)	(680)
Interest expense	249	957	622

Total	36,285	52,079	46,535

INCOME BEFORE EQUITY IN NET INCOME OF
AFFILIATE AND INCOME TAXES	4,596	5,109	15,682

EQUITY IN NET INCOME OF AFFILIATE	-	-	276

INCOME BEFORE INCOME TAXES	4,596	5,109	15,958

INCOME TAXES	1,750	2,118	4,880

NET INCOME	$2,846	$2,991	$11,078

BASIC AND DILUTED NET INCOME PER SHARE	$.06	$.06	$.19

DIVIDENDS PER SHARE	$.01	-	-

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	49,709	52,627	59,593

ADJUSTED DILUTIVE SHARES OUTSTANDING	49,800	52,900	59,874

See notes to consolidated financial statements.
II-14

Track Data Corporation and Subsidiaries
Consolidated Statements of Stockholders’ Equity and Comprehensive Income
Years Ended December 31, 2003, 2002 and 2001
(in thousands)

				Accumulated	Total
		Additional	Retained	Other	Stock-	Compre-
	Common	Paid-in	Earnings	Comprehensive	holders’	hensive
	Stock	Capital	(Deficit)	Income	Equity	Income

BALANCE, JANUARY 1, 2001	$645	$26,136	$(10,725)	$676	$16,732

Net income			11,078		11,078	$11,078

Stock options and warrants exercised	1	124			125

Purchase and retirement of treasury stock	(99)	(12,993)			(13,092)

Tax effect of stock options exercised		5,318			5,318

Unrealized gain on marketable securities -
net of taxes				3,000	3,000	3,000

Comprehensive income						$14,078

BALANCE, DECEMBER 31, 2001	547	18,585	353	3,676	23,161
Net income			2,991		2,991	$2,991

Stock options and warrants exercised	2	203			205

Purchase and retirement of treasury stock	(33)	(4,003)			(4,036)

Contribution of stock by Chairman	(7)	7

Tax effect of stock options exercised		227			227

Reclassification adjustment for gain
on marketable securities - net of taxes				(88)	(88)	(88)

Unrealized loss on marketable securities -
net of taxes				(2,853)	(2,853)	(2,853)

Comprehensive income						$50

BALANCE, DECEMBER 31, 2002	509	15,019	3,344	735	19,607

Net income			2,846		2,846	$2,846

Stock options and warrants exercised	3	396			399

Dividends paid			(489)		(489)

Purchase and retirement of treasury stock	(22)	(1,345)			(1,367)

Tax effect of stock options exercised		82			82

Reclassification adjustment for gain
on marketable securities - net of taxes				(179)	(179)	(179)

Unrealized gain on marketable securities -
net of taxes				2,906	2,906	2,906

Comprehensive income						$5,573

BALANCE, DECEMBER 31, 2003	$490	$14,152	$5,701	$3,462	$23,805

See notes to consolidated financial statements.
II-15

Track Data Corporation and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31, 2003, 2002 and 2001
(in thousands)

	2003	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,846	$2,991	$11,078
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	1,310	1,792	2,726
Equity in net income of affiliate	-	-	(276)
Deferred taxes	362	1,513	1,056
Tax effect of stock options exercised	82	164	3,464
Gain on sale of Internet domain name	-	-	(1,000)
Write off of investment in private companies	-	716	-
Write off of fixed assets	-	349	-
Gain on sale of Innodata and Edgar Online common stock	(624)	(124)	(949)
Changes in operating assets and liabilities:
Accounts receivable and due from clearing broker	2,539	(1,637)	(29)
Due from broker	(17,027)	(5,301)	(8,285)
Marketable securities	(6,217)	29,642	(33,488)
Other assets	(107)	113	458
Accounts payable and accrued expenses	(226)	1,502	(240)
Securities sold, but not yet purchased	21,271	(26,684)	35,311
Other liabilities	1,077	115	(48)

Net cash provided by operating activities	5,286	5,151	9,778

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(557)	(351)	(853)
Proceeds from sale of Internet domain name	-	-	1,000
Proceeds from sale of Innodata and Edgar Online common stock	980	181	1,688
Other	-	-	30

Net cash provided by (used in) investing activities	423	(170)	1,865

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments under capital lease obligations	(83)	(397)	(859)
Net (payments) proceeds on note payable – bank	(1,030)	(835)	1,296
Net (payments) proceeds from notes payable – other	(376)	(48)	81
Net proceeds (payments) on loans from employees	77	(60)	(4)
Dividends paid	(489)	-	-
Proceeds from exercise of stock options and warrants	399	215	117
Purchase of treasury stock	(1,367)	(4,033)	(13,092)

Net cash used in financing activities	(2,869)	(5,158)	(12,461)

EFFECT OF EXCHANGE RATE DIFFERENCES ON CASH	(16)	(19)	(1)

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	2,824	(196)	(819)

CASH AND EQUIVALENTS, BEGINNING OF YEAR	5,491	5,687	6,506

CASH AND EQUIVALENTS, END OF YEAR	$8,315	$5,491	$5,687

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for: Interest	$222	$1,156	$539
Income taxes	472	45	386

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
FINANCING ACTIVITIES:
Equipment acquisitions financed by capital leases			$123
Exercise of stock options			10

See notes to consolidated financial statements.
II-16

Track Data Corporation and Subsidiaries
Notes To Consolidated Financial Statements
Years Ended December 31, 2003, 2002 and 2001

A. The Company and Summary of Significant Accounting Policies

Description of Business and Basis of Presentation -- Track Data Corporation (the "Company") is a financial services company that provides real-time financial market data, fundamental research, charting and analytical services to institutional and individual investors through dedicated telecommunication lines and the Internet. The Company also disseminates news and third-party database information from more than 100 sources worldwide. The Company’s wholly-owned subsidiary, Track Data Securities Corp. ("TDSC"), is a registered securities broker-dealer and member of the National Association of Securities Dealers, Inc. The Company provides a proprietary, fully integrated Internet-based online trading and market data system, proTrack, for the professional institutional traders, and myTrack and TrackTrade, for the individual trader. The Company also operates Track ECN, an electronic communications network that enables traders to display and match limit orders for stocks. The Company's operations are classified in two business segments: (1) Professional Market -- Market data services and trading, including ECN services, to the institutional professional investment community, and (2) Non-Professional Market -- Internet-based online trading and market data services to the non-professional individual investor community. The Company also engages in arbitrage trading. See Note C.

Certain reclassifications of prior year amounts were made to conform to the 2003 presentation.

Principles of Consolidation -- The consolidated financial statements of the Company include its subsidiaries, all of which are wholly owned. All significant intercompany transactions and accounts have been eliminated in consolidation.

Cash and Cash Equivalents -- For financial statement purposes (including cash flows), the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less and money market funds to be cash equivalents.

Accounts Receivable -- Accounts receivable, principally trade, are generally due within 30 days and are stated at amounts due from customers net of an allowance for doubtful accounts. The Company continuously monitors agings, collections and payments from customers and a provision for estimated credit losses is maintained based upon its historical experience and any specific customer collection issues that have been identified. While such credit losses have historically been within the Company’s expectation and the provisions established, the Company cannot guarantee that the same credit loss rates will be experienced in the future. The Company writes off accounts receivable when they become uncollectible. The Company’s allowance for doubtful accounts was $159,000 at December 31, 2003 and 2002. There have been no significant write offs during the three years ended December 31, 2003.

Marketable Securities -- The Company accounts for securities owned in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." SFAS 115 requires investments in debt and equity securities to be classified as either "held to maturity," "trading," or "available for sale." The accounting treatment for unrealized gains and losses on those securities is then determined by the classification chosen. Trading securities transactions are recorded on a trade-date basis. Securities are valued at quoted market value. The resulting difference between cost and market (or fair value) is included in trading gains or losses, net. Securities sold, but not yet purchased, consist of trading securities at market values. The difference between the proceeds received from securities sold short and the current market value is included in trading gains or losses, net. Securities available for sale are carried at fair value, with unrealized gains and losses, net of deferred taxes, reported as a separate component of stockholders' equity, and realized gains and losses, determined on a specific identification basis, are included in earnings. The Company reviews these holdings on a regular basis to evaluate whether or not each security has experienced an other-than-temporary decline in fair value. If the Company believes that an other-than-temporary decline exists in the marketable securities, the equity investments are written down to market value and an investment loss is recorded in the consolidated statement of income.

Due From Broker -- All cash, securities owned and securities sold, but not yet purchased reflected in the balance sheet are positions carried by and amounts due from broker.

Fixed Assets -- Fixed assets are depreciated on a straight-line basis over their estimated useful lives which are as follows: equipment – 3-10 years; furniture and fixtures – 10 years; and transportation equipment – 4 years. Leasehold improvements are amortized on a straight-line basis over the respective lease term or estimated useful life, whichever is less.

Software and Database Costs -- Certain costs of internally developed software are capitalized and are amortized at the greater of the ratio that current gross revenues bear to the total of current and anticipated future gross revenues or the straight-line method, generally five years. Other software costs are amortized on a straight-line basis over their estimated useful lives, generally five years. Costs incurred for internal use software in the preliminary project stage and for application maintenance are expensed. Costs incurred for application development are capitalized. Most costs are incurred for upgrades and enhancements that are constantly upgraded and changed with useful lives of less than one year. Accordingly, these costs are expensed as incurred. No development costs have been capitalized during the three years ended December 31, 2003. Database costs are amortized on a straight-line basis over their estimated useful lives of ten years. Management assesses the recoverability of its software development and database costs based principally upon a comparison of the carrying value of the asset to the undiscounted expected future cash flows to be generated by the asset, plus estimated salvage value less any applicable costs. If management concludes that the asset is impaired, its carrying value is adjusted to its fair value.

Investment in Affiliate -- Until May 7, 2001, when the Company's Chairman and CFO resigned as officers and directors of Innodata Corporation ("Innodata"), a publicly traded company, the Company accounted for its investment in Innodata using the equity method under which the Company’s share of the affiliate’s earnings was included in its results of operations. Innodata is a global outsourcing provider of Internet and online digital content services. The Company accounts for Innodata as available for sale marketable securities.

Long-lived Assets -- In June 2001, the Financial Accounting Standards Board ("FASB") approved the issuance of SFAS 141, "Business Combinations" and SFAS 142, "Goodwill and Other Intangible Assets." The new standards require that all business combinations initiated after June 30, 2001 must be accounted for under the purchase method. In addition, all intangible assets acquired that are obtained through contractual or legal right, or are capable of being separately sold, transferred, licensed, rented or exchanged shall be recognized as an asset apart from goodwill. Goodwill and intangibles with indefinite lives will no longer be subject to amortization, but will be subject to at least an annual assessment for impairment by applying a fair value based test. The excess of the purchase price of acquired businesses over the fair value of net assets ("goodwill") on the dates of acquisition amounts to $1,900,000, net of accumulated amortization of $2,494,000 as of December 31, 2003 and 2002. The goodwill was being amortized on the straight-line basis over ten to fifteen years until December 31, 2001. Thereafter, annual amortization expense of $414,000 has not been recognized in accordance with SFAS 142. Net income for the year ended December 31, 2001 is set forth below as if accounting for goodwill had been accounted for in the same manner for all periods presented.

Reconciliation of net income for the year ended December 31, 2001 (in thousands):

Net income, as reported	$11,078
Addback goodwill amortization, net of taxes	287

Adjusted net income	$11,365

Net income per share, basic and diluted, as reported	$.19

Net income per share, basic and diluted, as adjusted	$.19

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

Foreign Currency Translation -- The Company has a division which operates in a foreign country for which the functional currency is not U.S. dollars. Balance sheet accounts are translated at the exchange rates in effect at December 31, 2003 and 2002, and the income statement accounts are translated at the weighted average rates prevailing during the years ended December 31, 2003, 2002 and 2001. Unrealized foreign exchange gains and losses resulting from this translation are insignificant.

Revenue Recognition -- The Company recognizes revenue from market data and ECN services as services are performed. Billings in advance of services provided are recorded as unearned revenues. All other revenues collected in advance of services are deferred until services are rendered. The Company earns commissions as an introducing broker and for licensing its trading system for the transactions of its customers. Commissions and related clearing expenses are recorded on a trade-date basis as securities transactions occur.

Income Taxes -- Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future. Such deferred income tax asset and liability computations are based on enacted tax laws and rates applicable to periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized and are adjusted when conditions indicate that deferred assets will be realized. Income tax expense (benefit) is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

Research and Development -- The Company charges all costs incurred to establish the technological feasibility of a product or product enhancement to research and development expense. Research and development expenses, included in direct operating costs, were $242,000, $315,000 and $307,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

Marketing and Advertising -- Marketing and advertising costs are charged to expense when incurred. Marketing and advertising costs were $394,000, $659,000 and $1,243,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

Segment Reporting -- The Company uses the "management approach" as defined by SFAS 131, "Disclosures about Segments of Enterprise and Related Information" for its segment reporting. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the disclosures about products and services, geographic areas, and major customers.

Fair Value of Financial Instruments -- The Company has estimated the fair value of financial instruments using available market information and other valuation methodologies in accordance with SFAS 107, "Disclosures About Fair Value of Financial Instruments." Management of the Company believes that the fair values of financial instruments, consisting of accounts receivable and payable, notes payable and capital lease obligations, approximate carrying value due to the short payment terms associated with its accounts receivable and payable and the interest rates associated with its notes payable and capital lease obligations.

Use of Estimates -- In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

Comprehensive Income (Loss) -- The Company reports comprehensive income (loss) in accordance with SFAS 130, "Reporting Comprehensive Income." SFAS 130 requires foreign currency translation adjustments and unrealized gains and losses on available for sale securities to be included in accumulated other comprehensive income.

Earnings Per Share -- Basic earnings per share is based on the weighted average number of common shares outstanding without consideration of potential common stock. Diluted earnings per share are based on the weighted average number of common and potential dilutive common shares outstanding. There was no affect on earnings per share as a result of potential dilution. The calculation takes into account the shares that may be issued upon exercise of stock options (Note L), reduced by the shares that may be repurchased with the funds received from the exercise, based on the average price during the year.

Accounting for Stock Options --On December 31, 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS 148 amends the disclosure provisions of SFAS 123 and APB Opinion No. 28, "Interim Financial Reporting," to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The adoption of SFAS 148 disclosure requirements did not have an effect on the Company's consolidated financial statements. At December 31, 2003, the Company has seven stock-based employee compensation plans, which are described more fully in Note L. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

	Year Ended December 31,
	2003	2002	2001
	(in thousands, except earnings per share)

Net income, as reported	$2,846	$2,991	$11,078
Deduct: Total stock-based employee compensation
expense determined under fair value based method for
all awards, net of related tax effects	(935)	(1,168)	(1,702)

Net income, as adjusted	$1,911	$1,823	$9,376

Earnings per share:
Basic and diluted --as reported	$.06	$.06	$.19

Basic and diluted --as adjusted	$.04	$.03	$.16

The fair value of options at date of grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions: an expected life of four years; risk free interest rate of 4% in 2003, 4% in 2002 and 4.75% in 2001; expected volatility of 135% in 2003, 135% in 2002 and 136% in 2001; and a zero dividend yield. The effects of applying SFAS 123 in this proforma disclosure are not indicative of future results.

New Pronouncements -- In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51," which addresses consolidation by business enterprises of variable interest entities (VIEs) either: (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the equity investors lack an essential characteristic of a controlling financial interest. In December 2003, the FASB completed deliberations of proposed modifications to FIN 46 (Revised Interpretations) resulting in multiple effective dates based on the nature as well as the creation date of the VIE. VIEs created after January 31, 2003, but prior to January 1, 2004, may be accounted for either based on the original interpretation or the Revised Interpretations. However, the Revised Interpretations must be applied no later than the first quarter of fiscal year 2004. VIEs created after January 1, 2004 must be accounted for under the Revised Interpretations. The Company does not have any VIEs which would require consolidation under FIN 46. Accordingly, the adoption of FIN 46 has had no effect on the Company’s consolidated financial condition or results of operations.

In December 2003, the SEC issued Staff Accounting Bulletin No. 104, "Revenue Recognition" (SAB No. 104), which codifies, revises and rescinds certain sections of SAB No. 101, "Revenue Recognition," in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The changes noted in SAB No. 104 did not have an effect on the Company’s consolidated financial condition or results of operations.

B. Fixed Assets

Fixed assets consist of the following at December 31, 2003 and 2002 (in thousands):

	2003	2002
Equipment	$14,238	$34,511
Telephone systems	871	1,216
Furniture and fixtures	421	1,089
Transportation equipment	42	91
Leasehold improvements	1,343	2,238

	16,915	39,145
Less accumulated depreciation
and amortization	14,775	36,299

Fixed assets - net	$2,140	$2,846

Equipment financed by capital leases has a net carrying value of $-0- and $316,000 at December 31, 2003 and 2002, respectively. Depreciation and amortization expense (including assets held under capital leases) for the years ended December 31, 2003, 2002 and 2001 was $1,270,000, $1,733,000 and $2,131,000, respectively.

C. Marketable Securities

Marketable securities consists of the following (in thousands):

	December 31

	2003	2002
Edgar Online - Available for sale securities - at market	$1,150	$1,231
Innodata - Available for sale securities - at market	6,088	1,818
Trading securities - at market	14,189	7,972

Marketable securities	$21,427	$11,021

Trading securities sold but not yet purchased – at market	$40,996	$19,725

The Company owns 688,800 shares of Edgar Online, Inc. ("EOL"), an Internet-based supplier of business, financial and competitive intelligence derived from U.S. Securities and Exchange Commission data. The Company carries the investment at $1,150,000, the market value at December 31, 2003. The difference between the cost of $9,000 and fair market value of these securities, net of $456,000 in deferred taxes, or $685,000 is classified as a component of accumulated other comprehensive income included in stockholders’ equity.

The Company owns 1,521,958 shares of Innodata, a provider of digital content outsourcing services. The Company carries the investment at $6,088,000, the market value at December 31, 2003. The difference between the cost of $1,459,000 and fair market value of these securities, net of $1,852,000 in deferred taxes, or $2,777,000 is classified as a component of accumulated other comprehensive income included in stockholders' equity.

The Company engages in arbitrage trading activity in which it seeks to fully cover open positions in its trading accounts during each month with covering positions that expire in succeeding months. As of December 31, 2003, trading securities had a long market value of $14,189,000 with a cost of $14,371,000, or a net unrealized loss of $182,000. Securities sold but not yet purchased, had a short market value of $40,996,000 with a cost/short proceeds of $41,076,000, or a net unrealized gain of $80,000. The Company expects that its December 31, 2003 positions will be closed during the first quarter of 2004 and that other positions with the same strategy will be established. The Company pledged its holdings in EOL and Innodata as collateral for its trading accounts. In addition, the Company's Chairman pledged approximately 12 million shares of his holdings in the Company's common stock as collateral for these accounts. The Company is paying its Chairman at the rate of 2% per annum on the value of the collateral pledged. Such payments aggregated $87,000 and $131,000 for the years ended December 31, 2003 and 2002, respectively.

In the fourth quarter of 2001, the Company expanded its arbitrage trading program to include a greater risk profile trading program. The greater risk trading program resulted in a pre-tax loss of $1,400,000 in the first quarter of 2002. The Company continued its arbitrage trading program but has discontinued the greater risk trading program. The Company's Chairman and CEO contributed 650,000 shares of Company stock owned by him to the capital of the Company upon discontinuance of this program.

At December 31, 2002, trading securities had a long market value of $7,972,000 with a cost of $8,403,000, or a net unrealized loss of $431,000. Securities sold but not yet purchased, had a short market value of $19,725,000 with a cost/short proceeds of $19,973,000, or a net unrealized gain of $248,000.

D. Investment in Affiliate

Until May 7, 2001, when the Company's Chairman and CFO resigned as officers and directors of Innodata, the Company accounted for its investment in Innodata using the equity method under which the Company’s share of the affiliate’s earnings is included in its results of operations. Since May 7, 2001, the Company carries its investment in Innodata as available for sale securities (See Note C). The Company’s equity in the net income of Innodata for the year ended December 31, 2001 was $276,000.

E. Note Payable - Bank

The note payable - bank bears interest at 1.75% above the bank’s prime rate (5% at December 31, 2003) and is due on demand. The note is collateralized by substantially all of the Company’s assets and is guaranteed by its principal stockholder. The Company may borrow up to 80% of eligible accounts receivable and is required to maintain a compensating cash balance of not less than 10% of the outstanding loan obligation. Borrowings available under the line of credit at December 31, 2003 was $700,000.

F. Notes Payable - Other

Notes payable - other (i) are due on demand, (ii) bear interest at the rate of 5 percent per annum, and (iii) approximately $140,000 is guaranteed by the Company’s Chairman.

G. Segment Information

The Company is a financial services company that provides real-time financial market data, fundamental research, charting and analytical services to institutional and individual investors through dedicated telecommunication lines and the Internet. The Company also disseminates news and third-party database information from more than 100 sources worldwide. The Company owns Track Data Securities Corp., a registered securities broker-dealer and member of the National Association of Securities Dealers, Inc. The Company provides a proprietary, fully integrated Internet-based online trading and market data system, proTrack, for the professional institutional traders, and myTrack and TrackTrade, for the individual trader. The Company also operates Track ECN, an electronic communications network that enables traders to display and match limit orders for stocks. The Company's operations are classified in two business segments: (1) market data services and trading, including ECN services, to the institutional professional investment community, and (2) Internet-based online trading and market data services to the non-professional individual investor community. The Company also engages in arbitrage trading. See Note C.

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

Revenues	2003	2002	2001
Professional Market	$24,118	$37,675	$35,074
Non-Professional Market	16,763	19,513	27,143

Total	$40,881	$57,188	$62,217

Income before unallocated amounts and income taxes:
Professional Market	$1,405	$4,332	$9,616
Non-Professional Market	2,093	3,722	4,390
Unallocated amounts:
Depreciation and amortization	(1,310)	(1,792)	(2,131)
Gain on marketable securities and sale of investment in affiliate	2,515	569	2,749
Other (expense) income	-	(1,065)	1,276
Interest (expense) income, net	(107)	(657)	58

Income before taxes	$4,596	$5,109	$15,958

H. Income Taxes

The components of the provision for income taxes are as follows (in thousands):

	2003	2002	2001
Federal:
Current	$894	$386	$293
Deferred	326	1,363	930

Total federal	1,220	1,749	1,223

State and local:
Current	412	55	85
Deferred	36	150	126

Total state and local	448	205	211

Tax effect of stock options	82	164	3,446

Provision for income taxes	$1,750	$2,118	$4,880

Reconciliation of the U.S. statutory rate with the Company's effective tax rate is summarized as follows:

	2003	2002	2001
Federal statutory rate	34.0%	34.0%	34.0%
State and local income taxes	5.9	6.8	.8
Change in valuation allowance	-	-	(4.6)
Other	(1.8)	.7	.4

Effective rate	38.1%	41.5%	30.6%

The effective rate is lower in 2001 due principally to the utilization of net operating losses and a reduction of the valuation allowance.

The components of the Company’s net deferred taxes are as follows (in thousands):

	2003	2002
Deferred tax assets:
Net operating loss and other carryforwards	$54	$88
Deferred compensation	217	400
Other	337	284

	608	772

Deferred tax liabilities:
Unrealized gain on marketable securities	(456)	(489)
Excess of book basis over tax basis of investment	(2,177)	(406)
Accelerated depreciation	(450)	(172)

	(3,083)	(1,067)

Net deferred tax liability	$(2,475)	$(295)

Deferred tax assets of $131,000 at December 31, 2003 relating to tax benefits resulting from employee stock plans will be credited to paid in capital when realized.

I. Commitments and Contingencies

Leases -- The Company is obligated under various lease agreements covering office space and computer equipment. The lease agreements for office space contain escalation clauses based principally on increases in real estate taxes, building maintenance and utility costs. A summary of such commitments as of December 31, 2003 follows (in thousands):

	Operating Leases
Year Ending	Office	Computer
December 31,	Space	Equipment	Total

2004	$764,000	$103,000	$867,000
2005	319,000	18,000	337,000
2006	200,000	12,000	212,000
2007	80,000	7,000	87,000
2008	31,000	-	31,000

Total	$1,394,000	$140,000	$1,534,000

Rent expense for the years ended December 31, 2003, 2002 and 2001 amounted to $1,357,000, $1,575,000 and $1,600,000 for office space and $240,000, $519,000 and $764,000 for computer equipment, respectively. There are no capital lease obligations at December 31, 2003.

The Company leases its executive office facilities in Brooklyn from a limited partnership owned by the Company’s Chairman and members of his family. The Company paid the partnership rent of $585,000 in 2003 and $540,000 in 2002 and 2001, respectively. The lease provides for the Company to pay $600,000 per annum through April 1, 2004.

Consulting Service Agreement -- A director has a five-year consulting agreement with the Company through April, 2004, pursuant to which he is to be paid an annual fee of the greater of $50,000 or 5% of the after-tax earnings, if any, from trading activities. In 2003, 2002 and 2001, the fee was $50,000, respectively. In addition, the Company paid commissions to a broker-dealer owned by the director of approximately $60,000 in 2002 in connection with the Company's trading of stocks and options.

Track ECN -- Until December 31, 2002, the Company encouraged broker-dealers and market makers to become subscribers to its ECN by paying a commission of up to $5.00 per thousand shares for adding liquidity (limit orders added to the ECN order book). The Company paid subscribers $2.00 of the $5.00 per thousand shares each month and agreed to pay the remainder only out of the Company's collections of charges to subscribers and non-subscribers who took liquidity that month. The Company met resistance in the payment of its fees by certain non-subscribers. All methods of collecting its charges are being pursued, including the filing of arbitration cases. However, due to significant changes in the ECN business with respect to pricing and operations, the Company settled with many Nasdaq market markers at less than its charged rate to induce these market makers to do business with the ECN and pay currently.

Transactions with Clearing Broker and Customers -- The Company conducts business through a clearing broker which settles all trades for the Company, on a fully disclosed basis, on behalf of its customers. The Company earns commissions as an introducing broker for the transactions of its customers. In the normal course of business, the Company's customer activities involve the execution of various customer securities transactions. These activities may expose the Company to off-balance-sheet risk in the event the customer or other broker is unable to fulfill its contracted obligations and the Company has to purchase or sell the financial instrument underlying the contract at a loss.

The Company's customer securities activities are transacted on either a cash or margin basis. In margin transactions, the clearing broker extends credit to the Company's customers, subject to various regulatory margin requirements, collateralized by cash and securities in the customers' accounts. However, the Company is required to either obtain additional collateral or to sell the customer's position if such collateral is not forthcoming. The Company is responsible for any losses on such margin loans, and has agreed to indemnify its clearing broker for losses that the clearing broker may sustain from the customer accounts introduced by the Company. The Company's Chairman and CEO has a margin loan of approximately $3.1 million as a customer of the Company's broker-dealer which is collateralized by 12.7 million of the Company's shares owned by him with a market value of $17.8 million as of December 31, 2003, and which is also subject to such indemnity in the event the clearing broker were to sustain losses.

The Company seeks to control the risks associated with its customer activities by requiring customers to maintain margin collateral in compliance with various regulatory and internal guidelines. The Company monitors required margin levels daily and, pursuant to such guidelines, requires the customer to deposit additional collateral or to reduce positions when necessary.

Net Capital Requirements -- The SEC, NASD, and various other regulatory agencies have stringent rules requiring the maintenance of specific levels of net capital by securities brokers, including the SEC’s uniform net capital rule, which governs TDSC. Net capital is defined as assets minus liabilities, plus other allowable credits and qualifying subordinated borrowings less mandatory deductions that result from excluding assets that are not readily convertible into cash and from valuing other assets, such as a firm’s positions in securities, conservatively. Among these deductions are adjustments in the market value of securities to reflect the possibility of a market decline prior to disposition.

As of December 31, 2003, TDSC was required to maintain minimum net capital, in accordance with SEC rules, of approximately $1 million and had total net capital of $3,182,000, or approximately $2,182,000 in excess of minimum net capital requirements.

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

Litigation --The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the Company's financial position or results of operations.

J. Deferred Compensation and Savings Program

The Company had a deferred compensation plan pursuant to which certain employees were entitled to payments after termination of their employment. The plan was based on these employees having phantom stock units prior to its public offering. In December 1995, the Board of Directors agreed to satisfy all obligations to participants under the phantom stock plan by committing to pay upon termination of employment, or sooner upon approval of the Board, an aggregate of 247,284 shares of Innodata common stock and 3,004,400 shares of the Company's common stock. These shares were placed in a trust as of March 31, 1996. The Board of Directors authorized distributions of the Company's common stock to participants as follows: 2003 - 325,000 shares; 2002 - 757 ,448 shares; 2001 - 151,000 shares; 2000 - 449,900 shares; 1999 - 776,400 shares; and 1998 - 297,352 shares. The Board distributed 182,456 shares of Innodata common stock in 2001 and 25,952 shares in 2002.

In addition, the Company has an employee savings program under which employees may make deposits and receive interest at the prime rate. Amounts due to employees under the program aggregated $243,000, which is included in other liabilities at December 31, 2003.

K. Capital Stock and Dividends

Common Stock -- During the years ended December 31, 2003 and 2002, the Company purchased pursuant to announced buyback programs, 2,189,000 and 3,409,000 shares of its common stock, respectively, at a cost of $1,367,000 and $4,036,000, respectively. The purchases in 2003 include 1,600,000 shares purchased from the Company's Chairman for $928,000.

In December 2000, the Company sold 1 million shares of its common stock in a private placement for $1.25 per share and granted a three-year option to purchase 2 million shares at $1.75 per share, of which 1,980,000 remained outstanding until December 2003 when they expired. The Company registered these shares.

Dividends -- On August 21, 2003, the Company declared its first cash dividend of $.01 per common share payable September 22, 2003 to holders of record on September 8, 2003. On February 19, 2004, the Company declared a cash dividend of $.01 per common share payable on March 22, 2004 to holders of record on March 8, 2004. The Board expects to consider future dividends semi-annually, based on such factors as the Company's earnings, financial condition, cash requirements, future prospects and other factors.

Preferred Stock -- The Company is authorized to issue up to 1,000,000 shares of $.01 par value preferred stock. The Board of Directors is authorized to fix the terms, rights, preferences and limitations of the preferred stock and to issue the preferred stock in series which differ as to their relative terms, rights, preferences and limitations. No preferred shares have been issued.

Common Stock Reserved -- At December 31, 2003, the Company reserved for issuance 10,240,000 shares of its common stock pursuant to the Company's Stock Option Plans.

L. Stock Options

The Company adopted, with stockholder approval, the 1994, 1995, 1995 Disinterested Director, 1996, 1998, 2001 and 2002 Stock Option Plans (the "1994 Plan," "1995 Plan," "1995 DD Plan," "1996 Plan," "1998 Plan, " "2001 Plan" and the "2002 Plan") which provide for the granting of options to purchase not more than an aggregate of 1,200,000, 2,000,000, 200,000, 3,200,000, 3,200,000, 2,800,000 and 2,500,000 shares of common stock, respectively, subject to adjustment under certain circumstances. Such options may be incentive stock options ("ISOs") within the meaning of the Internal Revenue Code of 1986, as amended, or options that do not qualify as ISOs ("Non-Qualified Options"). No options may be granted under the 1994 Plan after March 31, 2004, under the 1995 Plan and 1995 DD Plan after May 15, 2005, under the 1996 Plan after July 8, 2006, under the 1998 Plan after July 9, 2008, under the 2001 Plan after May 3, 2011 and under the 2002 Plan after May 2, 2012. At December 31, 2003, the total available for issuance under the plans were options to purchase 3,882,000 shares.

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

A summary of the Company's Stock Option Plans is as follows:

									Weighted
					Weighted				Average
	Per Share				Average	Weighted		Weighted	Fair
	Range of				Remaining	Average		Average	Value
	Exercise			Number	Contractual	Exercise	Number	Exercise	Date of
	Prices			Outstanding	Life (Years)	Price	Exercisable	Price	Grant

Balance 1/1/01	$.38	-	.75	935,282	2	$.67	935,282	$.67
	$1.00	-	1.75	2,278,050	1	$1.49	244,900	$1.45
	$2.50	-	7.00	911,900	3	$3.56	589,650	$3.14

				4,125,232			1,769,832

Canceled	$.38	-	7.00	(218,052)	1	$1.42
Exercised	$.50	-	1.50	(168,530)	1	$.74
Granted	$1.50			3,000,000	5	$1.50			$.94

Balance 12/31/01	$.50	-	.75	681,000	1	$.71	681,000	$.71
	$1.00	-	1.75	5,196,750	4	$1.50	1,526,400	$1.50
	$2.50	-	7.00	860,900	2	$3.57	802,950	$3.54

				6,738,650			3,010,350

Canceled	$.75	-	7.00	(286,350)	1	$2.46
Exercised	$.50	-	1.50	(228,650)	1	$.88
Granted	$1.50	-	2.00	90,000	4	$1.94			$1.37

Balance 12/31/02	$.75			511,000	1	$.75	511,000	$.75
	$1.50	-	1.75	5,009,850	3	$1.50	3,367,183	$1.50
	$2.00	-	6.75	792,800	2	$3.42	698,900	$3.70

				6,313,650			4,577,083

Canceled	$.75	-	6.75	(1,104,421)	1	$1.65
Exercised	$.50	-	1.50	(257,129)	1	$1.42
Granted	$1.00	-	1.25	1,405,350	4	$1.13

Balance 12/31/03	$1.00	-	1.25	1,271,100	4	$1.13	708,350	$1.13	$.55
	$1.50	-	2.00	4,523,750	3	$1.51	4,112,917	$1.50
	$2.50	-	3.75	472,100	1	$3.01	475,100	$3.01
	$4.25	-	6.75	90,500	1	$6.58	90,500	$6.58

				6,357,450			5,386,867

The options have a term of five years. In January, 2004, the Company granted five-year options to its employees to purchase an aggregate of 489,650 shares at $1.50 per share exercisable over two years.

M. Retirement Plan

The Company has a profit sharing plan, which qualifies, under Section 401(k) of the Internal Revenue Code. The plan covers substantially all employees who have completed six months of service. Company contributions to the plan are discretionary and vest at a rate of 20% after two years of service, and 20% each year thereafter until employees are fully vested after 6 years. Contributions to the plan for the years ended December 31, 2003, 2002 and 2001, were $42,000, $19,000 and $65,000, respectively.

N. Income Per Share (in thousands, except per share)

	Year Ended December 31
	2003	2002	2001

Net income	$2,846	$2,991	$11,078

Weighted average common shares outstanding	49,709	52,627	59,593
Dilutive effect of outstanding warrants and options	91	273	281

Adjusted for dilutive computation	49,800	52,900	59,874

Basic income per share	$.06	$.06	$.19

Diluted income per share	$.06	$.06	$.19

Diluted earnings per share are based on the weighted average number of common and potential dilutive common shares outstanding. The calculation takes into account the shares that may be issued upon exercise of stock options (Note L), reduced by the shares that may be repurchased with the funds received from the exercise, based on the average price during the year. The calculation did not take into account options to purchase 683,000, 6,314,000 and 6,033,000 shares at December 31, 2003, 2002 and 2001, respectively, as they were antidilutive.

O. Sale of Domain Name

In July 2001, the Company sold its tdc.com domain name to a European entity for $1 million. The Company’s present domain is Trackdata.com, which it already owned.

P. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(in thousands, except per share)
2003

Revenues	$10,695	$10,324	$9,872	$9,990
Net income	190	474	793	1,389
Basic and diluted income per share	$.00	$.01	$.02	$.03

2002

Revenues	$13,136	$13,239	$14,765	$16,048	(A)
Net income	73	444	708	1,766
Basic and diluted income per share	$.00	$.01	$.01	$.03

2001

Revenues	$17,391	$16,322	$14,530	$13,974
Net income	5,355	1,534	3,095	1,094
Basic and diluted income per share	$.08	$.03	$.05	$.02

(A) Includes $2,168,000 of revenues from Track ECN for services rendered in prior quarters.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

                Not Applicable

ITEM 9A. CONTROLS AND PROCEDURES

An evaluation has been carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and the operation of our "disclosure controls and procedures" (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2003 ("Evaluation Date"). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, the disclosure controls and procedures are reasonably designed and effective to ensure that (i) information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Officers and Directors

The officers and directors of the Company are as follows:

Name	Age	Position

Barry Hertz	54	Chairman of the Board, Chief Executive Officer

Martin Kaye	56	Chief Operating Officer, Chief Financial Officer,
		Secretary and Director

Stanley Stern	53	Senior Vice President - Customer Relations, Director

Albert Drillick	58	Senior Systems Analyst, Director

Abraham Biderman	55	Director

E. Bruce Fredrikson	65	Director

Jack Spiegelman	65	Director

Charles Zabatta	61	Director

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

Albert Drillick has been a Director of the Company since February 2004. He has served as a Director of Applications and Senior Systems Analyst for the Company for more than the past five years. He holds a Ph.D. degree in Mathematics from New York University Courant Institute (1971).

Abraham Biderman had been a Director of the Company since August 2002. Mr. Biderman is Chairman of Eagle Advisers, LLC, a diversified financial services and money management firm. From January 1990 to September 2003, he was Executive Vice President of Lipper & Company, Inc., a diversified financial services firm. Prior thereto, he served as special advisor to the Deputy Mayor and then the Mayor during New York City's Koch Administration. From January 1988 through December 1989, Mr. Biderman was Commissioner of New York City's Department of Housing, Preservation and Development. Prior thereto, he served as Commissioner of New York City's Department of Finance and as Chairman of New York City's Employee Retirement System. Mr. Biderman is a member of the Fiscal Opportunities Task Force of the New York City Partnership, a member of the Housing Committee of the Real Estate Board of New York, a Director of m-Phase Technologies, Inc., a company that manufactures and markets high-bandwidth telecommunications products incorporating DSL technology, and is also on the boards of numerous not-for-profit and philanthropic organizations. Mr. Biderman is a certified public accountant and graduated with a B.A. in Accounting from Brooklyn College (1970).

III-1

    Dr. E. Bruce Fredrikson has been a Director of the Company since June 1994. Dr. Fredrikson is currently an independent consultant in corporate finance and governance. He is Professor of Finance, Emeritus, at Syracuse University's Martin J. Whitman School of Management where he taught from 1966 until his retirement in May 2003. He is a director of Consumer Portfolio Services, Inc., a consumer finance company. Dr. Fredrikson holds an A.B. in economics from Princeton University and a M.B.A. in accounting and a Ph.D. in finance from Columbia University.

Jack Spiegelman has been a Director of the Company since April 1996. Mr. Spiegelman has been President of Briarcliff Securities Corp. (formerly Track Securities Corp.) since December 1983. From February 1996 to June 1997, he was a Senior Vice President of J. W. Genesis Securities Corp. and prior thereto for more than five years was a Senior Vice President of Fahnestock & Company, Inc. Mr. Spiegelman holds a B.A. in economics from Brooklyn College (1963).

Charles Zabatta has been a Director of the Company since August 2001. Mr. Zabatta is presently a brokerage services consultant. Mr. Zabatta, who has more than 30 years of brokerage service experience, was Senior Managing Director of Corporate Development at Knight Capital Markets until November, 2003. He was a Director on the Board of Knight/Trimark Group from April 1998 to September 1999. Mr. Zabatta joined Knight from TD Waterhouse, where he also was Senior Managing Director of Corporate Development. Prior to joining TD Waterhouse in 1995, he was President and Chief Operating Officer of Wall Street Connect, an automated investment services company. He also served as Vice President and Director of Marketing at both Kennedy Cabot & Co. and Securities Settlement, a national clearing organization. Mr. Zabatta received his BA from Iona College (1964).

Directors are elected to serve until the next annual meeting of stockholders and until their successors are elected and qualified. Officers serve at the discretion of the Board. There are no family relationships among directors or officers.

Audit Committee

The Company has a separately designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. Serving on the Committee are Dr. E. Bruce Fredrikson, Abraham Biderman and Charles Zabatta. The Board of Directors has determined that it has an audit committee financial expert serving on the audit committee, Abraham Biderman. Mr. Biderman is an independent director as defined in Item 7(d)(3)(iv) of Schedule 14A.

Code of Ethics

The Company has adopted a Code of Ethics that applies to its Chief Executive Officer and Chief Financial Officer.  The Code as well as any amendments and waivers of the code, if any, will be posted on the Company's website at www.trackdata.com/codeofethics.

III-2

Compliance With Section 16(a) of the Securities Exchange Act of 1934

The Company believes that during the period from January 1, 2003 through December 31, 2003 all Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were complied with.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information with respect to compensation paid by the Company for services to it during the three fiscal years ended December 31, 2003 to the Company's Chief Executive Officer and to the executive officers whose aggregate annual salary and bonus exceeded $100,000 in 2003.

Summary Compensation Table

	Fiscal	Annual		Number of Stock
Name and Position	Year	Salary	Bonus	Options Awarded

Barry Hertz	2003	$450,000	-	500,000	(A)
Chairman, CEO	2002	$450,000	$9,000	500,000	(B)
	2001	$425,000	-	2,000,000

Martin Kaye	2003	$300,000	-	200,000	(A)
Chief Operating Officer,	2002	$300,000	$6,000	200,000	(B)
Chief Financial Officer	2001	$262,000	-	250,000

Stanley Stern	2003	$153,000	-	20,000	(A)
Senior Vice President	2002	$153,000	$3,060	20,000	(B)
	2001	$150,000	-	20,000

(A)   Granted in March, 2004 for the 2003 calendar year.
(B)   Granted in January, 2003 for the 2002 calendar year.

  The above table does not include certain perquisites and other personal benefits, the total value of which does not exceed the lesser of $50,000 or 10% of such person's cash compensation.

Option Grants In Last Fiscal Year
Individual Grants

		Percent of			Potential Realized
		Total Options			Value at Assumed
		Granted to			Annual Rates of
	Number of	Employees			Stock Appreciation
	Options	in Fiscal	Exercise	Expiration	for Option Term*
Name	Granted(A)	Year	Price	Date	5%	10%

Barry Hertz	500,000	37%	$1.50	3/11/09	$10,000	$210,000

Martin Kaye	200,000	15%	$1.50	3/11/09	$4,000	$84,000

Stanley Stern	20,000	1%	$1.50	3/11/09	$400	$8,400

(A)   Granted in March, 2004 for the 2003 calendar year. The options vest one-half on December 31, 2004 and one-half on December 31, 2005.

* Based on $1.19 closing price at date of grant.

III-3

Aggregate Option Exercises In Last Fiscal Year;
Fiscal Year End Option Values

Number of
Securities
Underlying
			Unexercised	Value of Unexercised In-
			Options at Fiscal	the-Money Options at
	Shares		Year End	Fiscal Year End
	Acquired on	Value	Exercisable/	Exercisable/
Name	Exercise	Realized	Unexercisable (A)	Unexercisable

Barry Hertz	None	-	2,466,667/583,333	$68,750/$68,750

Martin Kaye	None	-	640,000/100,000	$27,500/$27,500

Stanley Stern	None	-	95,000/10,000	$2,750/$2,750

(A)  Does not include options granted to Messrs. Hertz, Kaye and Stern in March, 2004 of 500,000, 200,000 and 20,000 shares, respectively.

There are no employment agreements, stock appreciation rights, pension plans or long-term incentive plans.

Directors Compensation

  Dr. Fredrikson, Mr. Biderman and Mr. Zabatta are compensated at the rate of $1,250 per month, plus out-of-pocket expenses for each meeting attended. No other director is paid cash compensation for his services as director.

  In March, 2004, Messrs. Fredrikson, Biderman, Spiegelman and Zabatta each received options to purchase 40,000 shares at an exercise price of $1.50 per share, exercisable one-half on December 31, 2004 and one-half on December 31, 2005 as compensation for their services.

Compensation Committee Interlocks and Insider Participation

  For the Company's fiscal year ended December 31, 2003, Messrs. Hertz, Kaye and Stern were officers of the Company and were members of the Board of Directors (there is no compensation committee).

III-4

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The following table sets forth, as of February 29, 2004, information regarding the beneficial ownership (as defined in Rule 13d-3 under the Securities Exchange Act of 1934) of the Company's Common Stock based upon the most recent information available to the Company for (i) each person known by the Company to own beneficially more than five (5%) percent of the Company's outstanding Common Stock, (ii) each of the Company's officers and directors and (iii) all officers and directors of the Company as a group. Unless otherwise indicated, each stockholder's address is c/o the Company, 95 Rockwell Place, Brooklyn, New York 11217.

	Shares Owned Beneficially (1)

Name	No. of Shares	% of Class

Barry Hertz (2)	27,280,547	53.	.2%

Martin Kaye (3)	558,400	1.	.1%

Stanley Stern (4)	139,000	*

Albert Drillick (5)	312,400	*

Abraham Biderman (6)	15,000	*

Charles Zabatta (6)	20,000	*

Jack Spiegelman (7)	109,000	*

E. Bruce Fredrikson (8)	83,000	*

All Officers and Directors as a Group
(eight persons)(9)	28,517,347	54.	.8%
---------------
* = less than 1%

(1)
Unless otherwise indicated, (i) each person has sole investment and voting power with respect to the shares indicated and (ii) the shares indicated are currently outstanding shares. For purposes of this table, a person or group of persons is deemed to have "beneficial ownership" of any shares as of a given date which such person has the right to acquire within 60 days after such date. For purposes of computing the percentage of outstanding shares held by each person or group of persons named above on a given date, any security which such person or persons has the right to acquire within 60 days after such date is deemed to be outstanding for the purpose of computing the percentage ownership of such person or persons, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. Subject to the foregoing, the percentages are calculated based on 49,009,697 shares outstanding.

(2)
Consists of 22,307,532 shares owned by Mr. Hertz, 2,611,400 shares owned by Trusts established in the names of Mr. Hertz’s children and 94,948 shares held by a family LLC managed by Mr. Hertz who owns 8% of such LLC. Mr. Hertz disclaims beneficial interest in shares owned by the Trust and 92% of the family LLC not owned by him. Also includes 2,266,667 shares issuable upon the exercise of presently exercisable options under the Company’s Stock Option Plans.

(3)	Consists of 38,400 shares owned of record and 520,000 shares issuable upon the exercise of presently exercisable options granted under the Company's Stock Option Plans.

(4)
Consists of 19,000 shares owned of record and 25,000 shares held in the Track Data Phantom Unit Trust to be released upon his termination of association with the Company, or earlier with approval of the Board of Directors. Also includes 95,000 shares issuable upon the exercise of presently exercisable options granted under the Company's Stock Option Plans.

(5)
Consists of 47,700 shares owned of record jointly with his wife, 3,300 shares owned by a trust in the name of his child, and 203,400 shares held in the Track Data Phantom Unit Trust to be released upon his termination of association with the Company, or earlier with approval of the Board of Directors. Also includes 58,000 shares issuable upon the exercise of presently exercisable options granted under the Company's Stock Option Plans.

(6)	Consists of shares issuable upon the exercise of presently exercisable options granted under the Company’s Stock Option Plans.

(7)
Consists of 60,000 shares owned of record, 4,000 shares owned by his wife as to which Mr. Spiegelman disclaims beneficial interest and 45,000 shares issuable upon the exercise of presently exercisable options granted under the Company's Stock Option Plans.

(8)	Consists of 28,000 shares owned of record and 55,000 shares issuable upon the exercise of presently exercisable options granted under the Company's Stock Option Plans.

(9)	Consists of 25,442,680 outstanding shares and 3,074,667 shares issuable upon exercise of options described in footnotes 2 through 8 above.

III-5

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

At December 31, 2003
a)	Number of securities to be issued upon exercise of outstanding
	options, warrants and rights	6,357,000 shares

b)	Weighted-average exercise price of outstanding options,
	warrants and rights	$1.62

c)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected
	in (a) above)	3,883,000 shares

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The Company leases its executive office facilities in Brooklyn from a limited partnership owned by the Company’s Chairman and members of his family. The Company paid the partnership rent of $585,000 for the year ended December 31, 2003 and $540,000 for the years ended December 31, 2002 and 2001. The lease provides for the Company to pay $600,000 per annum through April 1, 2004.

  In connection with the Company's arbitrage trading program, the Company's Chairman pledged approximately 12 million shares of his holdings of the Company's common stock as additional collateral for the arbitrage trading accounts. The Company is paying its Chairman at the rate of 2% per annum on the value of the collateral pledged. Such payments aggregated $87,000 and $131,000 for the years ended December 31, 2003 and 2002, respectively.

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

The Company's Chairman has a margin loan of approximately $3.1 million as a customer of the Company's broker-dealer that is collateralized by 12.7 million of the Company's shares owned by him. This account is subject to an indemnity that covers all retail trading accounts with the Company's clearing broker, in the event they were to sustain losses.

On June 3, 2003, the Company's Chairman sold 1.6 million shares of the Company's common stock to the Company for $928,000.

III-6

Jack Spiegelman, a director of the Company, has a five-year consulting agreement with the Company expiring in April 2004 pursuant to which he is paid an annual fee of the greater of $50,000 or 5% of the after-tax earnings, if any, from trading activities. In 2003, 2002 and 2001, the fee was $50,000, respectively. In addition, the Company paid commissions to Briarcliff Capital, a brokerage firm controlled by Mr. Spiegelman, of approximately $60,000 in 2002 in connection with the Company's trading of stocks and options.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees.
The audit fees for 2003 and 2002 were $145,000 and $125,000, respectively. All services provided by independent accountants were approved by the audit committee.

Tax Fees.
Tax fees consisted of consulting and preparation of tax returns. The fees were $30,000 and $58,000 in the 2003 and 2002, respectively.

Audit Committee Pre-Approval Policies and Procedures.

The Audit Committee is directly and solely responsible for oversight, engagement and termination of any independent auditor employed by the Company for the purpose of preparing or issuing an audit report or related work.

The Committee:
Meets with the independent auditor prior to the audit and discusses the planning and staffing of the audit;

Approves in advance the engagement of the independent auditor for all audit services and non-audit services and approves the fees and other terms of any such engagement;

Obtains periodically from the independent auditor a formal written statement of the matters required to be discussed by Statement of Auditing Standards No. 61, as amended, and, in particular, describing all relationships between the auditor and the Company; and

Discusses with the auditor any disclosed relationships or services that may impact auditor objectivity and independence.

III-7

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
(a)	1.	Financial Statements. See Item 8. Index to Financial Statements.

	2.	Financial Statement Schedules. Not applicable

	3.	Exhibits	Description

		3.1	Certificate of Incorporation, as amended (1)
		3.2	By-Laws (1)
		4.2	Specimen of Common Stock certificate (1)
		10.1	1994 Stock Option Plan (1)
		10.2	Form of indemnity agreement with directors (1)
		10.3	Fully Disclosed Clearing Agreement with Penson Financial Services, Inc., dated October 13, 2000 (2)
		10.4	1995 Stock Option Plan (3)
		10.5	1995 Disinterested Directors’ Stock Option Plan (4)
		10.6	1996 Stock Option Plan (5)
		10.7	1998 Stock Option Plan (6)
		10.8	2001 Stock Option Plan (7)
		10.9	2002 Stock Option Plan (8)
		10.10	No Action Letter issued by Securities Exchange Commission dated July 3, 2003 to operate Track ECN through April 6, 2004
		23	Consent of Grant Thornton LLP filed herewith
		31.1	Certification of Barry Hertz pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
		31.2	Certification of Martin Kaye pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
		32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of
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

(6)  Incorporated by reference to Appendix A to Definitive Proxy for November 5, 1998, Annual Meeting of Stockholders

(7)  Incorporated by reference to Appendix A to Definitive Proxy for November 1, 2001, Annual Meeting of Stockholders

(8)  Incorporated by reference to Appendix A to Definitive Proxy for August 13, 2002, Annual Meeting of Stockholders

(b)     Reports on Form 8-K during fourth quarter

  During the fourth quarter of 2003, the Company filed a report on Form 8-K on November 12, 2003 that included the Company's third quarter earnings release.

IV-1

SIGNATURES

  In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRACK DATA CORPORATION

By:	/s/

Barry Hertz, Chairman of the Board

  In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/		March 19, 2004

Barry Hertz	Chairman of the Board and
Chief Executive Officer
/s/		March 19, 2004

Martin Kaye	Chief Operating Officer, Chief
Financial Officer, Secretary and Director
(Principal Financial and Accounting Officer)
/s/		March 19, 2004

Stanley Stern	Senior Vice President - Customer
Relations and Director
/s/		March 19, 2004

Albert Drillick	Senior Systems Analyst and Director

/s/		March 19, 2004

Abraham Biderman	Director

/s/		March 19, 2004

E. Bruce Fredrikson	Director

/s/		March 19, 2004

Jack Spiegelman	Director

/s/		March 19, 2004

Charles Zabatta	Director