Form 10-Q
period 2004-03-31
TRACK DATA CORP
filed 2004-05-14
CIK 922811

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

Commission File Number 0-24634

TRACK DATA CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	22-3181095
(State or other jurisdiction	(I.R.S. Employer
of incorporation)	Identification No.)

95 Rockwell Place
Brooklyn, NY 11217
(Address of principal executive offices)

(718) 522-7373
(Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by checkmark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of April 30, 2004 there were 48,976,096 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

   See pages 2-10

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

   See pages 11-16

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

   See page 16

Item 4.    Controls and Procedures

   See page 16

PART ll. OTHER INFORMATION

   See page 17

1

Track Data Corporation and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except number of shares)

	March 31,	December 31,
	2004	2003

	Unaudited	Derived from
		audited
		financial
		statements
ASSETS

CASH AND EQUIVALENTS	$7,140	$8,315

ACCOUNTS RECEIVABLE - net	1,280	1,099

DUE FROM CLEARING BROKER	667	547

DUE FROM BROKER	41,766	37,141

MARKETABLE SECURITIES	16,111	21,427

FIXED ASSETS - at cost (net of accumulated depreciation)	2,126	2,140

EXCESS OF COST OVER NET ASSETS ACQUIRED - net	1,900	1,900

OTHER ASSETS	887	929

TOTAL	$71,877	$73,498

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Accounts payable and accrued expenses	$4,397	$4,112
Notes payable - other	-	494
Trading securities sold but not yet purchased	40,576	40,996
Net deferred income tax liabilities	2,071	2,475
Other liabilities, including income taxes	1,003	1,616

Total liabilities	48,047	49,693

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock - $.01 par value; 300,000,000 shares
authorized; issued and outstanding – 48,976,096
shares in 2004 and 49,000,797 shares in 2003	490	490
Additional paid-in capital	14,150	14,152
Retained earnings	6,335	5,701
Accumulated other comprehensive income	2,855	3,462

Total stockholders’ equity	23,830	23,805

TOTAL	$71,877	$73,498

See notes to condensed consolidated financial statements
2

Track Data Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED MARCH 31, 2004 AND 2003
(in thousands, except earnings and dividends per share)
(unaudited)

	2004	2003

SERVICE FEES AND REVENUE	$10,773	$10,695

COSTS, EXPENSES AND OTHER:
Direct operating costs	5,735	6,354
Selling and administrative expenses	3,759	4,291
Marketing and advertising	115	78
Gain on marketable securities (including $444,000
from sale of Innodata common stock in 2004)	(786)	(369)
Interest expense – net	77	25

Total	8,900	10,379

INCOME BEFORE INCOME TAXES	1,873	316

INCOME TAXES	749	126

NET INCOME	$1,124	$190

BASIC AND DILUTED NET INCOME PER SHARE	$.02	$.00

DIVIDENDS PER SHARE	$.01

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	48,988	50,714

ADJUSTED DILUTIVE SHARES OUTSTANDING	49,145	50,714

See notes to condensed consolidated financial statements
3

Track Data Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’
EQUITY AND COMPREHENSIVE INCOME
THREE MONTHS ENDED MARCH 31, 2004
(in thousands)
(unaudited)

				Accumulated	Total
		Additional		Other	Stock-	Compre-
	Common	Paid-in	Retained	Comprehensive	holders’	hensive
	Stock	Capital	Earnings	Income	Equity	Income

BALANCE, JANUARY 1, 2004	$490	$14,152	$5,701	$3,462	$23,805

Net income			1,124		1,124	$1,124

Stock options and warrants exercised		11			11

Dividends paid			(490)		(490)

Purchase and retirement of treasury stock		(13)			(13)

Reclassification adjustment for gain on
marketable securities-net of taxes				(264)	(264)	(264)

Unrealized loss on marketable securities -
net of taxes				(343)	(343)	(343)

Comprehensive income						$517

BALANCE, MARCH 31, 2004	$490	$14,150	$6,335	$2,855	$23,830

See notes to condensed consolidated financial statements
4

Track Data Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2004 AND 2003
(in thousands)
(unaudited)

	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,124	$190
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	267	376
Gain on sale of Innodata and Edgar Online common stock	(444)	-
Changes in operating assets and liabilities:
Accounts receivable and due from clearing broker	(301)	2,320
Due from broker	(4,625)	(4,790)
Marketable securities	4,167	(15,330)
Other assets	39	(103)
Accounts payable and accrued expenses	285	140
Securities sold, but not yet purchased	(420)	19,745
Other liabilities	(656)	(284)

Net cash (used in) provided by operating activities	(564)	2,264

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(246)	(40)
Proceeds from sale of Innodata common stock	582	1

Net cash provided by (used in) investing activities	336	(39)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments under capital lease obligations	-	(32)
Net payments on note payable – bank	-	(1,030)
Net payments on notes payable – other	(494)	(394)
Dividends paid	(490)	-
Purchase of treasury stock	(13)	(208)
Proceeds from exercise of stock options	11	-
Net proceeds on loans from employees	38	10

Net cash used in financing activities	(948)	(1,654)

EFFECT OF EXCHANGE RATE DIFFERENCES ON CASH	1	1

NET (DECREASE) INCREASE IN CASH	(1,175)	572

CASH AND EQUIVALENTS, BEGINNING OF PERIOD	8,315	5,491

CASH AND EQUIVALENTS, END OF PERIOD	$7,140	$6,063

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$363	$55
Income taxes	1,401	437

See notes to condensed consolidated financial statements
5

Track Data Corporation and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2004 AND 2003
(unaudited)

1.   In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2004, and the results of operations and of cash flows for the three months ended March 31, 2004 and 2003. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of results that may be expected for any other interim period or for the full year.

These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2003 included in the Company's Annual Report on Form 10-K. The accounting policies used in preparing these financial statements are the same as those described in the December 31, 2003 financial statements.

2.   During the three months ended March 31, 2004, the Company purchased 10,601 shares of its common stock at a cost of $13,000.

3.   The Company charges all costs incurred to establish the technological feasibility of a product or product enhancement to research and development expense. Research and development expenses for the three months ended March 31, 2004 and 2003 were $57,000 and $79,000, respectively.

4.   Advertising costs, charged to operations when incurred, were $115,000 and $78,000 for the three months ended March 31, 2004 and 2003, respectively.

5.   Marketable securities consists of the following (in thousands):

	March 31,	December 31,
	2004	2003
Edgar Online - Available for sale securities - at market	$950	$1,150
Innodata - Available for sale securities - at market	5,139	6,088
Trading securities - at market	10,022	14,189

Marketable securities	$16,111	$21,427

Trading securities sold but not yet purchased – at market	$40,576	$40,996

The Company owns 688,800 shares of Edgar Online, Inc. ("EOL"), an Internet-based supplier of business, financial and competitive intelligence derived from U.S. Securities and Exchange Commission data. The Company carries the investment at $950,000, the market value at March 31, 2004. The difference between the cost of $9,000 and market value of these securities, net of $376,000 in deferred taxes, or $565,000 is classified as a component of accumulated other comprehensive income included in stockholders’ equity.

The Company owns 1,377,618 shares of Innodata, a provider of digital content outsourcing services. The Company carries the investment at $5,139,000, the market value at March 31, 2004. The difference between the cost of $1,321,000 and market value of these securities, net of $1,528,000 in deferred taxes, or $2,290,000 is classified as a component of accumulated other comprehensive income included in stockholders' equity.

The Company engages in arbitrage trading activity in which it seeks to fully cover open positions in its trading accounts during each month with covering positions that expire in succeeding months. As of March 31, 2004, trading securities had a long market value of $10,022,000 with a cost of $9,698,000, or a net unrealized gain of $324,000. Securities sold but not yet purchased, had a short market value of $40,576,000 with a cost/short proceeds of $40,412,000, or a net unrealized loss of $164,000. The Company expects that its March 31, 2004 positions will be closed during the second quarter of 2004 and that other positions with the same strategy will be established. The Company pledged its holdings in EOL and Innodata as collateral for its trading accounts. In addition, the Company's Chairman pledged approximately 12 million shares of his holdings in the Company's common stock as collateral for these accounts. The Company is paying its Chairman at the rate of 2% per annum on the value of the collateral pledged. Such payments aggregated $30,000 and $12,000 for the three months ended March 31, 2004 and 2003, respectively.

At December 31, 2003, trading securities had a long market value of $14,189,000 with a cost of $14,371,000, or a net unrealized loss of $182,000. Securities sold but not yet purchased, had a short market value of $40,996,000 with a cost/short proceeds of $41,076,000, or a net unrealized gain of $80,000.

6.   Earnings Per Share--Basic earnings per share is based on the weighted average number of common shares outstanding without consideration of potential common stock issuance. Diluted earnings per share is based on the weighted average number of common and potential dilutive common shares outstanding. There was no effect on earnings per share as a result of potential dilution. The calculation takes into account the shares that may be issued upon exercise of stock options, reduced by the shares that may be repurchased with the funds received from the exercise, based on the average price during the period. The calculation did not take into account options to purchase 7,570,000 and 7,719,000 shares at March 31, 2004 and 2003, as they were anti-dilutive.

Earnings per share (in thousands, except per share)

	Three Months Ended March 31
	2004	2003
Net income	$1,124	$190

Weighted average common shares outstanding	48,988	50,714
Dilutive effect of outstanding warrants and options	157	-

Adjusted for dilutive computation	49,145	50,714

Basic income per share	$.02	$.00

Diluted income per share	$.02	$.00

7.   Accounting for Stock Options--On December 31, 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS 148 amends the disclosure provisions of SFAS 123 and APB Opinion No. 28, "Interim Financial Reporting," to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The adoption of SFAS 148 disclosure requirements did not have an effect on the Company's consolidated financial statements. At March 31, 2004, the Company has seven stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

	Three Months Ended March 31,
	2004	2003
	(in thousands, except earnings per share)

Net income, as reported	$1,124	$190
Deduct: Total stock-based employee compensation
expense determined under fair value based method for
all awards, net of related tax effects	(200)	(236)

Net income (loss), as adjusted	$924	$(46)

Earnings (loss) per share:
Basic and diluted --as reported	$.02	$.00
Basic and diluted --as adjusted	$.02	$.00

In January and March, 2004, the Company granted five-year options to officers, directors and employees to purchase an aggregate of 1,369,650 shares at an exercise price of $1.50 vesting over two years. The weighted average fair value of the options was $.86 per share. The fair value of options at date of grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions: an expected life of four years; risk free interest rate of 2.7%; expected volatility of 112%; and a zero dividend yield. The effects of applying SFAS 123 in this proforma disclosure are not indicative of future results.

8.   Segment Information--The Company is a financial services company that provides real-time financial market data, fundamental research, charting and analytical services to institutional and individual investors through dedicated telecommunication lines and the Internet. The Company also disseminates news and third-party database information from more than 100 sources worldwide. The Company owns Track Data Securities Corp., a registered securities broker-dealer and member of the National Association of Securities Dealers, Inc. The Company provides a proprietary, fully integrated Internet-based online trading and market data system, proTrack, for the professional institutional traders, and myTrack and TrackTrade, for the individual trader. The Company also operates Track ECN, an electronic communications network that enables traders to display and match limit orders for stocks. The Company's operations are classified in two business segments: (1) market data services and trading, including ECN services, to the institutional professional investment community; and (2) Internet-based online trading and market data services to the non-professional individual investor community. The Company also engages in arbitrage trading. See Note 5.

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

	Three Months Ended March 31,
Revenues	2004	2003
Professional Market	$6,401	$6,826
Non-Professional Market	4,372	3,869

Total	$10,773	$10,695

Income before unallocated amounts and income taxes:
Professional Market	$392	$285
Non-Professional Market	1,039	63
Unallocated amounts:
Depreciation and amortization	(267)	(376)
Gain on marketable securities	786	369
Interest expense, net	(77)	(25)

Income before income taxes	$1,873	$316

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

The Company's customer securities activities are transacted on either a cash or margin basis. In margin transactions, the clearing broker extends credit to the Company's customers, subject to various regulatory margin requirements, collateralized by cash and securities in the customers' accounts. However, the Company is required to either obtain additional collateral or to sell the customer's position if such collateral is not forthcoming. The Company is responsible for any losses on such margin loans, and has agreed to indemnify its clearing broker for losses that the clearing broker may sustain from the customer accounts introduced by the Company. The Company's Chairman and CEO has a margin loan of approximately $3 million as a customer of the Company's broker-dealer which is collateralized by 12.5 million of the Company’s shares owned by him with a market value of $14.3 million as of March 31, 2004, and which is also subject to such indemnity by the Company in the event the clearing broker were to sustain losses.

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

10. Net Capital Requirements -- The SEC, NASD, and various other regulatory agencies have stringent rules requiring the maintenance of specific levels of net capital by securities brokers, including the SEC’s uniform net capital rule, which governs Track Data Securities Corp. ("TDSC"). Net capital is defined as assets minus liabilities, plus other allowable credits and qualifying subordinated borrowings less mandatory deductions that result from excluding assets that are not readily convertible into cash and from valuing other assets, such as a firm’s positions in securities, conservatively. Among these deductions are adjustments in the market value of securities to reflect the possibility of a market decline prior to disposition.

As of March 31, 2004, TDSC was required to maintain minimum net capital, in accordance with SEC rules, of $1 million and had total net capital of $2,735,000, or approximately $1,735,000 in excess of minimum net capital requirements.

If TDSC fails to maintain the required net capital it may be subject to suspension or revocation of registration by the SEC and suspension or expulsion by the NASD and other regulatory bodies, which ultimately could require TDSC’s liquidation. In addition, a change in the net capital rules, the imposition of new rules, a specific operating loss, or any unusually large charge against net capital could limit those operations of TDSC that require the intensive use of capital and could limit its ability to expand its business.

11. Comprehensive income (loss) is as follows (in thousands):

	Three Months Ended
	March 31,
	2004	2003
Net income	$1,124	$190
Unrealized loss on marketable securities-net of taxes	(343)	(345)
Reclassification adjustment for gain on marketable securities - net of taxes	(264)	-

Comprehensive income (loss)	$517	$(155)

12. Dividends--On February 19, 2004, the Company declared a cash dividend of $.01 per common share payable on March 22, 2004 to holders of record on March 8, 2004. The Board expects to consider future dividends semi-annually, based on such factors as the Company's earnings, financial condition, cash requirements, future prospects and other factors.

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

Relevant Factors

The Company's Professional Market segment revenues experienced significant declines during the last two years from a combination of staffing reductions in the securities industry, the use by customers of internally developed services, or lower priced services offered by the Company or other vendors. This trend has continued in 2004. Revenues from Track ECN declined dramatically in 2003 principally from the introduction of Nasdaq's SuperMontage trading system in late 2002. In March 2004, Nasdaq eliminated the preferencing of market makers over ECNs in SuperMontage. It is anticipated that this change could result in increased revenues for the Track ECN in 2004. Profit margins are very low in this business and significant volume would have to be realized to have an impact on the results of operations. The Company anticipates obtaining approval for self-clearing of its ECN business in 2004 in an effort to decrease costs associated with ECN revenues. The Company has recently focused more attention to attracting professional trading customers to its online trading business in an effort to increase overall revenues and profits.

The Non-Professional Market segment revenues increased during the second half of 2003 and the first quarter of 2004, but have been inconsistent month to month. The Company is expecting to grow revenues in this segment through advertising to attract new customers and by offering additional services to existing customers by introducing foreign currency in the first half of 2004 and foreign stock trading in the second half of 2004. The Company presently offers trading of U.S. based stocks, options and e-mini futures.

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

Results of Operations

Three Months ended March 31, 2004 and 2003

Revenues for the three months ended March 31, 2004 and 2003 were $10,773,000 and $10,695,000, respectively, an increase of 1%. The Company’s Professional Market segment had revenues for the three months ended March 31, 2004 and 2003 of $6,401,000 and $6,826,000, respectively, a decrease of 6% for this segment. The Company’s Non-Professional Market segment had revenues of $4,372,000 and $3,869,000, respectively, for the three months ended March 31, 2004 and 2003, an increase of 13% for this segment. Since 2001, the Company has experienced a decline in revenues from its market data services to the Professional Market segment due principally to staffing reductions in the securities industry, the use by customers of internally developed services, or lower priced services that are offered by the Company or other vendors. Management expects this trend to continue through 2004, negatively impacting revenues and profits. The Non-Professional Market segment trading revenues increased during the first quarter of 2004 compared to 2003.

Direct operating costs were $5,735,000 for the three months ended March 31, 2004 and $6,354,000 for the similar period in 2003, a decrease of 10%. Direct operating costs as a percentage of revenues were 53% in 2004 and 59% in 2003. Without giving effect to unallocated depreciation and amortization expense, the Company’s Professional Market segment had $3,462,000 and $3,559,000 of direct costs for the three months ended March 31, 2004 and 2003, respectively, a decrease of 3%. Direct operating costs as a percentage of revenues for the Professional segment were 54% in 2004 and 52% in 2003. Without giving effect to unallocated depreciation and amortization expense, the Company’s Non-Professional Market segment had $2,075,000 and $2,515,000 in direct costs for the three months ended March 31, 2004 and 2003, respectively, a decrease of 17%. Direct operating costs as a percentage of revenues for the Non-Professional segment were 47% in 2004 and 65% in 2003. The dollar and percentage decline is due principally to decreased payroll and communication costs. Direct operating costs include direct payroll, direct telecommunication costs, computer supplies, depreciation, equipment lease expense and the amortization of software development costs, costs of clearing, back office payroll and other direct broker-dealer expenses and ECN customer commissions and clearing.

Selling and administrative expenses were $3,759,000 and $4,291,000 in the 2004 and 2003 periods, respectively, a decrease of 12%. Selling and administrative expenses as a percentage of revenues was 35% in 2004 and 40% in 2003. Without giving effect to unallocated depreciation and amortization expense, selling and administrative expenses for the Professional Market segment were $2,437,000 and $2,950,000 in the 2004 and 2003 periods, respectively, a decrease of 17%. For the Professional Market segment selling and administrative expenses as a percentage of revenues was 38% in 2004 and 43% in 2003. The decrease in dollars and percent was due principally to decreased payroll, rent and utilities costs. Without giving effect to unallocated depreciation and amortization expense, selling and administrative expenses for the Non-Professional segment were $1,254,000 and $1,244,000 in the 2004 and 2003 periods, respectively, an increase of 1%. For the Non-Professional segment selling and administrative expense as a percentage of revenue was 29% in 2004 and 32% in 2003.

Marketing and advertising costs were $115,000 in 2004 and $78,000 in 2003. The Professional Market segment spent $109,000 in 2004 and $31,000 in 2003. The Non-Professional segment incurred marketing costs of $6,000 in 2004 and $47,000 in 2003.

The Professional Market segment realized $392,000 in income before unallocated amounts and income taxes in 2004 compared to income of $285,000 in 2003. The Non-Professional Market segment realized $1,039,000 in income in 2004 and $63,000 in 2003 before unallocated amounts and income taxes.

In 2004 and 2003, the Company recognized a gain of $786,000 and $369,000, respectively, on the sale of certain shares of Edgar Online, Inc. and Innodata Corporation, and from other marketable securities due to its arbitrage trading strategy.

Net interest expense in 2004 was $77,000 compared to net interest expense of $25,000 in 2003. The increase in interest expense in 2004 is due principally to margin debt in connection with the Company's arbitrage trading program.

As a result of the above-mentioned factors, the Company realized net income of $1,124,000 in the 2004 period compared to $190,000 in 2003.

Liquidity and Capital Resources

During the three months ended March 31, 2004, cash used in operating activities was $564,000 compared to cash provided by operating activities of $2,264,000 in 2003. The first quarter of 2003 included collections from an unusually high level of ECN accounts receivable billed in the fourth quarter of 2002. Cash flows provided by investing activities in 2004 was $336,000 principally from the sale of Innodata stock offset by increased fixed asset purchases, compared to cash flows used in investing activities of $39,000 in 2003. Cash flows used in financing activities was $948,000 in 2004 compared to $1,654,000 in 2003. Cash flows used in 2003 was principally due to repayment of bank debt. In 2004, the Company paid a dividend of $490,000.

The Company has a line of credit with a bank. The line is collateralized by the assets of the Company and is guaranteed by its Chairman. Interest is charged at 1.75% above the bank’s prime rate and is due on demand. The Company may borrow up to 80% of eligible market data service receivables and is required to maintain a compensating balance of 10% of the outstanding loans. At March 31, 2004, the Company had no outstanding borrowings under the line. Borrowings available on the line of credit at March 31, 2004 were $738,000.

The Company has significant positions in stocks and options and receives significant proceeds from the sale of trading securities sold but not yet purchased under the arbitrage trading strategy described in Note 5 of Notes to Consolidated Financial Statements. The Company expects that its March 31, 2004 positions will be closed during the second quarter of 2004 and that other positions with the same strategy will be established. The level of trading activity is substantially dependent on the value of the shares of Track Data pledged by its CEO, and Innodata and Edgar Online common stock that is held as collateral.

Since August 2001, the Company has experienced a decline in revenues and profits from its Professional Market segment due principally to staffing reductions in the securities industry, the use by customers of internally developed services, or lower priced services that are offered by the Company or other vendors. This downtrend is continuing in 2004.

During the three months ended March 31, 2004, the Company paid a dividend of $.01 per common share on March 22, 2004 to its stockholders of $490,000. The Company authorized a buy back in June, 2003 of up to 2 million shares (1.85 million shares remain under the buyback at March 31, 2004) and plans to consider dividends semi-annually. Both of these expenditures will be based on a review of then current operations and cash flow requirements. No major capital expenditures are anticipated beyond the normal replacement of equipment and additional equipment to meet customer requirements. The Company believes that borrowings available under the Company’s line of credit and cash from operations are sufficient for the Company’s cash requirements for the next 12 months.

The Company is subject to legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the Company's financial position.

In connection with the Company's broker-dealer operations, certain customer securities activities are transacted on a margin basis. The Company's clearing broker extends credit to the Company's customers, subject to various regulatory margin requirements, collateralized by cash and securities in the customers' accounts. In the event of a decline in the market value of the securities in a margin account, the Company is required to either obtain additional collateral from the customer or to sell the customer's position if such collateral is not forthcoming. The Company is responsible for any losses on such margin loans, and has agreed to indemnify its clearing broker for losses that the clearing broker may sustain from the customer accounts introduced by the Company. The Company's Chairman and CEO has a margin loan of approximately $3 million as a customer of the Company's broker-dealer that is collateralized by 12.5 million of the Company's shares owned by him with a market value at March 31, 2004 of $14.3 million, and which is also subject to such indemnity by the Company in the event the clearing broker were to sustain losses. The Company and its clearing broker seek to control the risks associated with customer activities by monitoring required margin levels daily and, pursuant to such guidelines, requiring the customer to deposit additional collateral or to reduce positions when necessary.

Contractual Obligations and Commitments

At December 31, 2003, the Company had operating lease obligations aggregating $1,534,000 pursuant to which payments are due as follows: $867,000 in 2004; $337,000 in 2005; $212,000 in 2006; $87,000 in 2007; and $31,000 in 2008. There are no significant changes in such commitments as of March 31, 2004.

In connection with the Company's broker-dealer operations, certain customer securities activities are transacted on a margin basis. The Company is responsible for any losses on such margin loans, and has agreed to indemnify its clearing broker for losses that the clearing broker may sustain from the customer accounts introduced by the Company. The Company's Chairman and CEO has a margin loan of approximately $3 million as a customer of the Company's broker-dealer, which is carried by its clearing broker, that is collateralized by 12.5 million of the Company's shares owned by him with a market value at March 31, 2004 of $14.3 million, and which is also subject to such indemnity in the event the clearing broker were to sustain losses.

Critical Accounting Policies

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results when different assumptions are utilized. We believe that our principal critical accounting policies are described below. For a detailed discussion on the application of these and other accounting policies, see Note A of Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to interest rate change market risk with respect to its credit facility with a financial institution, which is priced based on the prime rate of interest. At March 31, 2004, there was no outstanding balance under the credit facility. Changes in the prime interest rate during fiscal 2004 will have a positive or negative effect on the Company's interest expense. Such exposure will increase should the Company maintain higher levels of borrowing during 2004.

The Company has significant positions in stocks and options and receives significant proceeds from the sale of trading securities sold but not yet purchased under the arbitrage trading strategy described in Note 5 of Notes to Consolidated Financial Statements. The Company's arbitrage trading strategy is to fully cover its open positions during each month with covering option positions that expire in succeeding months. The Company expects that its March 31, 2004 positions will be closed during the second quarter of 2004 and that other positions with the same strategy will be established. In connection with the arbitrage trading program, the Company incurs margin loans. The Company is exposed to interest rate change market risk with respect to these margin loans. Such exposure will increase should the Company maintain higher levels of borrowing during 2004. The level of trading in the arbitrage trading account is dependent on the value of Track Data common stock pledged by its CEO, and Innodata and Edgar Online common stock which is used as collateral. The market value of such securities is dependent on future market conditions for these companies over which the Company has little or no control.

The Company has investments in Innodata and Edgar Online, both publicly traded companies listed on Nasdaq. The market value of such securities is dependent on future market conditions for these companies over which the Company has little or no control.

ITEM 4.     CONTROLS AND PROCEDURES

An evaluation has been carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and the operation of our "disclosure controls and procedures" (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2004 ("Evaluation Date"). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, the disclosure controls and procedures are reasonably designed and effective to ensure that (i) information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

PART II.    OTHER INFORMATION

Item 1.       Legal Proceedings . Not Applicable

Item 2.       Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities .

Issuer Purchases of Equity Securities

			Total Number
			of Shares
	Number of		Purchased as	Maximum Number
	Shares of	Average	Part of	of Shares That May
Period	Common Stock	Price Paid	Publicly	Yet be Purchased
Purchased	Purchased	Per Share	Announced Plans	Under the Plans

January, 2004	101	$1.78	101	1,863,871

February, 2004	0

March, 2004	10,500	$1.25	10,500	1,853,371

Total	10,601		10,601

On June 3, 2003, the Board of Directors approved a buy back of up to 2 million shares of the Company’s Common Stock in market transactions from time to time.

Item 3.       Defaults upon Senior Securities . Not Applicable

Item 4.       Submission of Matters to a Vote of Security Holders . Not Applicable

Item 5.       Other Information.

On April 23, 2004, the Company filed a report on Form 8-K regarding a Wells Notice that its CEO received from the Securities and Exchange Commission.

Item 6.       Exhibits and Report on Form 8-K

      (a)    Exhibits.
   31.1  Certification of Barry Hertz pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

   31.2  Certification of Martin Kaye pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

   32     Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b)    Reports on Form 8-K filed during the first quarter of 2004.

      During the first quarter of 2004, the Company filed a report on Form 8-K on March 11, 2004, that included the Company’s fourth quarter earnings release.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRACK DATA CORPORATION

Date:	5/13/04	/s/

Barry Hertz
Chairman of the Board
Chief Executive Officer

Date:	5/13/04	/s/

Martin Kaye
Chief Operating Officer
Principal Financial Officer