Form 10-Q
period 2004-06-30
TRACK DATA CORP
filed 2004-08-13
CIK 922811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

Commission File Number: 0-24634

TRACK DATA CORPORATION (Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	22-3181095 (I.R.S. Employer Identification No.)

95 Rockwell Place, Brooklyn, New York (Address of principal executive offices)	11217 (Zip Code)

(718)-522-7373 (Registrant's telephone number, including area code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of July 31, 2004 there were 48,619,000 shares of common stock outstanding.

PART I.      FINANCIAL INFORMATION

Item 1.      Financial Statements

  See pages 2-11

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations

  See pages 12-18

Item 3.       Quantitative and Qualitative Disclosures About Market Risk

  See page 19

Item 4.       Controls and Procedures

              See page 19

PART ll      OTHER INFORMATION

  See page 20

1

Track Data Corporation and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except number of shares)

	June 30,	December 31,
	2004	2003

	Unaudited	Derived from
		audited
		financial
		statements
ASSETS

CASH AND EQUIVALENTS	$6,417	$8,315

ACCOUNTS RECEIVABLE – net	1,411	1,099

DUE FROM CLEARING BROKER	450	547

DUE FROM BROKER	48,483	37,141

MARKETABLE SECURITIES	21,896	21,427

FIXED ASSETS - at cost (net of accumulated depreciation)	1,923	2,140

EXCESS OF COST OVER NET ASSETS ACQUIRED – net	1,900	1,900

OTHER ASSETS	782	929

TOTAL	$83,262	$73,498

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Accounts payable and accrued expenses	$4,235	$4,112
Notes payable - other	-	494
Trading securities sold but not yet purchased	52,624	40,996
Net deferred income tax liabilities	1,924	2,475
Other liabilities, including income taxes	491	1,616

Total liabilities	59,274	49,693

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock - $.01 par value; 300,000,000 shares authorized; issued and
outstanding – 48,681,000 shares in 2004 and 49,001,000 shares in 2003	487	490
Additional paid-in capital	13,837	14,152
Retained earnings	7,028	5,701
Accumulated other comprehensive income	2,636	3,462

Total stockholders’ equity	23,988	23,805

TOTAL	$83,262	$73,498

See notes to condensed consolidated financial statements
2

Track Data Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
SIX MONTHS ENDED JUNE 30, 2004 AND 2003
(in thousands, except earnings and dividends per share)
(Unaudited)

	2004	2003

SERVICE FEES AND REVENUE	$20,595	$21,019

COSTS, EXPENSES AND OTHER:
Direct operating costs	11,423	12,383
Selling and administrative expenses	7,407	8,128
Marketing and advertising	268	134
Gain on marketable securities (including $542,000
from sale of Innodata common stock in 2004)	(1,653)	(766)
Interest expense – net	122	33

Total	17,567	19,912

INCOME BEFORE INCOME TAXES	3,028	1,107

INCOME TAXES	1,211	443

NET INCOME	$1,817	$664

BASIC AND DILUTED NET INCOME PER SHARE	$.04	$.01

DIVIDENDS PER SHARE	$.01

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	48,929	50,376

ADJUSTED DILUTIVE SHARES OUTSTANDING	49,012	50,376

See notes to condensed consolidated financial statements
3

Track Data Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED JUNE 30, 2004 AND 2003
(in thousands, except earnings per share)
(Unaudited)
	2004	2003

SERVICE FEES AND REVENUE	$9,822	$10,324

COSTS, EXPENSES AND OTHER :
Direct operating costs	5,688	6,029
Selling and administrative expenses	3,648	3,837
Marketing and advertising	153	56
Gain on marketable securities (including $98,000
from sale of Innodata common stock in 2004)	(867)	(397)
Interest expense – net	45	8

Total	8,667	9,533

INCOME BEFORE INCOME TAXES	1,155	791

INCOME TAXES	462	317

NET INCOME	$693	$474

BASIC AND DILUTED NET INCOME PER SHARE	$.01	$.01

WEIGHTED AVERAGE SHARES OUTSTANDING	48,882	50,088

ADJUSTED DILUTIVE SHARES OUTSTANDING	48,891	50,088

See notes to condensed consolidated financial statements
4

Track Data Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’
EQUITY AND COMPREHENSIVE INCOME
SIX MONTHS ENDED JUNE 30, 2004
(in thousands)
(Unaudited)

				Accumulated	Total
		Additional		Other	Stock-	Compre-
	Common	Paid-in	Retained	Comprehensive	holders’	hensive
	Stock	Capital	Earnings	Income	Equity	Income

BALANCE, JANUARY 1, 2004	$490	$14,152	$5,701	$3,462	$23,805

Net income			1,817		1,817	$1,817

Stock options and warrants exercised		11			11

Dividends paid			(490)		(490)

Purchase and retirement of treasury stock	(3)	(326)			(329)

Reclassification adjustment for gain on
marketable securities-net of taxes				(319)	(319)	(319)

Unrealized loss on marketable securities -
net of taxes				(507)	(507)	(507)

Comprehensive income						$991

BALANCE, JUNE 30, 2004	$487	$13,837	$7,028	$2,636	$23,988

See notes to condensed consolidated financial statements
5

Track Data Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2004 AND 2003
(in thousands)
(Unaudited)
	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,817	$664
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	564	723
Gain on sale of Innodata common stock	(542)	(17)
Changes in operating assets and liabilities:
Accounts receivable and due from clearing broker	(215)	2,102
Due from broker	(11,376)	(13,405)
Marketable securities	(2,015)	(4,369)
Other assets	140	(158)
Accounts payable and accrued expenses	123	(221)
Securities sold, but not yet purchased	11,628	17,732
Other liabilities	(1,189)	8

Net cash (used in) provided by operating activities	(1,065)	3,059

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(337)	(125)
Proceeds from sale of Innodata common stock	711	182

Net cash provided by investing activities	374	57

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments under capital lease obligations	-	(54)
Net payments on note payable - bank	-	(1,030)
Net payments from notes payable - other	(494)	(388)
Dividends paid	(490)	-
Net proceeds on loans from employee savings program	62	74
Purchase of treasury stock	(296)	(1,227)
Proceeds from exercise of stock options	11	-

Net cash used in financing activities	(1,207)	(2,625)

EFFECT OF EXCHANGE RATE DIFFERENCES ON CASH	-	(9)

NET (DECREASE) INCREASE IN CASH	(1,898)	482

CASH, BEGINNING OF PERIOD	8,315	5,491

CASH, END OF PERIOD	$6,417	$5,973

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$389	$105
Income taxes	2,389	441

See notes to condensed consolidated financial statements
6

Track Data Corporation and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2004 AND 2003
(unaudited)

1.   In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2004, and the results of operations for the three and six month periods ended June 30, 2004 and 2003 and of cash flows for the six months ended June 30, 2004 and 2003. The results of operations for the six months ended June 30, 2004 are not necessarily indicative of results that may be expected for any other interim period or for the full year.

These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2003 included in the Company’s Annual Report on Form 10-K. The accounting policies used in preparing these financial statements are the same as those described in the December 31, 2003 financial statements.

2.   During the six months ended June 30, 2004, the Company purchased 305,935 shares of its common stock at a cost of $329,000.

3.   The Company charges all costs incurred to establish the technological feasibility of a product or product enhancement to research and development expense. Research and development expenses were $133,000 and $161,000 for the six months ended June 30, 2004 and 2003, respectively.

4.   Advertising costs, charged to operations when incurred, were $268,000 and $134,000 for the six months ended June 30, 2004 and 2003, respectively.

5.   Marketable securities consists of the following (in thousands):

	June 30,	December 31,
	2004	2003

Edgar Online – Available for sale securities – at market	$744	$1,150
Innodata – Available for sale securities – at market	4,948	6,088
Trading securities – at market	16,204	14,189

Marketable securities	$21,896	$21,427

Trading securities sold but not yet purchased – at market	$52,624	$40,996

The Company owns 688,800 shares of Edgar Online, Inc. ("EOL"), an Internet-based supplier of business, financial and competitive intelligence derived from U.S. Securities and Exchange Commission data. The Company carries the investment at $744,000, the market value at June 30, 2004. The difference between the cost of $9,000 and market value of these securities, net of $294,000 in deferred taxes, or $441,000 is classified as a component of accumulated other comprehensive income included in stockholders’ equity.

The Company owns 1,344,218 shares of Innodata, a provider of digital content outsourcing services. The Company carries the investment at $4,948,000, the market value at June 30, 2004. The difference between the cost of $1,290,000 and market value of these securities, net of $1,463,000 in deferred taxes, or $2,195,000 is classified as a component of accumulated other comprehensive income included in stockholders’ equity.

The Company engages in arbitrage trading activity in which it seeks to fully cover open equity and option positions in its trading accounts during each month with covering equity and option positions that expire in succeeding months. As of June 30, 2004, trading securities had a long market value of $16,204,000 with a cost of $16,414,000, or a net unrealized loss of $210,000. Securities sold but not yet purchased, had a short market value of $52,624,000 with a cost/short proceeds of $52,600,000, or a net unrealized loss of $24,000. The Company expects that its June 30, 2004 positions will be closed during the third quarter of 2004 and that other positions with the same strategy will be established. The Company pledged its holdings in EOL and Innodata as collateral for its trading accounts. In addition, the Company’s Chairman pledged approximately 12 million shares of his holdings in the Company’s common stock as collateral for these accounts. The Company is paying its Chairman at the rate of 2% per annum on the value of the collateral pledged. Such payments aggregated $52,000 and $25,000 for the six months ended June 30, 2004 and 2003, respectively.

At December 31, 2003, trading securities had a long market value of $14,189,000 with a cost of $14,371,000, or a net unrealized loss of $182,000. Securities sold but not yet purchased, had a short market value of $40,996,000 with a cost/short proceeds of $41,076,000, or a net unrealized gain of $80,000.

6.
Earnings Per Share--Basic earnings per share is based on the weighted average number of common shares outstanding without consideration of potential common stock issuance. Diluted earnings per share is based on the weighted average number of common and potential dilutive common shares outstanding. There was no effect on earnings per share as a result of potential dilution. The calculation takes into account the shares that may be issued upon exercise of stock options, reduced by the shares that may be repurchased with the funds received from the exercise, based on the average price during the period. The calculation did not take into account options to purchase 6,660,000 and 7,714,000 shares for the three months ended June 30, 2004 and 2003, respectively, and 7,115,000 and 7,716,000 shares for the six months ended June 30, 2004 and 2003, respectively, as they were anti-dilutive.

Earnings per share (in thousands, except per share)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2004	2003	2004	2003

Net income	$693	$474	$1,817	$664

Weighted average common shares outstanding	48,882	50,088	48,929	50,376
Dilutive effect of outstanding warrants and options	9	-	83	-

Adjusted for dilutive computation	48,891	50,088	49,012	50,376

Basic income per share	$.01	$.01	$.04	$.01

Diluted income per share	$.01	$.01	$.04	$.01

7.   Accounting for Stock Options--On December 31, 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS 148 amends the disclosure provisions of SFAS 123 and APB Opinion No. 28, "Interim Financial Reporting," to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The adoption of SFAS 148 disclosure requirements did not have an effect on the Company's consolidated financial statements. At June 30, 2004, the Company has seven stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans were issued to employees and directors and had exercise prices equal to or greater than the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
	(in thousands, except earnings per share)
Net income, as reported	$693	$474	$1,817	$664
Deduct: Total stock-based employee compensation
expense determined under fair value based method for
all awards, net of related tax effects	(248)	(227)	(448)	(464)

Net income as adjusted	$445	$247	$1,369	$200

Earnings per share:
Basic and diluted --as reported	$.01	$.01	$.04	$.01
Basic and diluted --as adjusted	$.01	$.00	$.03	$.00

In January, March and June, 2004, the Company granted five-year options to officers, directors and employees to purchase an aggregate of 1,449,650 shares at an exercise price of $1.50 per share vesting over two years. The weighted average fair value of the options was $.86 per share. The fair value of options at date of grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions: an expected life of four years; risk free interest rate of 2.7%; expected volatility of 112%; and a zero dividend yield. The effects of applying SFAS 123 in this proforma disclosure are not indicative of future results.

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

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
Revenues
Professional Market	$6,092	$6,015	$12,493	$12,841
Non-Professional Market	3,730	4,309	8,102	8,178

Total	$9,822	$10,324	$20,595	$21,019

Income before unallocated
amounts and income taxes:
Professional Market	$160	$72	$552	$356
Non-Professional Market	470	677	1,509	741
Unallocated amounts:
Depreciation and amortization	(297)	(347)	(564)	(723)
Gain on marketable securities	867	397	1,653	766
Interest expense, net	(45)	(8)	(122)	(33)

Income before income taxes	$1,155	$791	$3,028	$1,107

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

The Company's customer securities activities are transacted on either a cash or margin basis. In margin transactions, the clearing broker extends credit to the Company's customers, subject to various regulatory margin requirements, collateralized by cash and securities in the customers' accounts. However, the Company is required to either obtain additional collateral or to sell the customer's position if such collateral is not forthcoming. The Company is responsible for any losses on such margin loans, and has agreed to indemnify its clearing broker for losses that the clearing broker may sustain from the customer accounts introduced by the Company. The Company's Chairman and CEO has a margin loan of approximately $3 million as a customer of the Company's broker-dealer which is collateralized by 12.5 million of the Company's shares owned by him with a market value of $13.4 million as of June 30, 2004, and which is also subject to such indemnity by the Company in the event the clearing broker were to sustain losses.

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

As of June 30, 2004, TDSC was required to maintain minimum net capital, in accordance with SEC rules, of $1 million and had total net capital of $3,073,000, or approximately $2,073,000 in excess of minimum net capital requirements.

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

11. Comprehensive income is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income	$693	$474	$1,817	$664
Reclassification adjustment for
gain on marketable securities
- net of taxes	(55)	(2)	(319)	(2)
Unrealized (loss) gain on marketable
securities-net of taxes	(164)	461	(507)	116

Comprehensive income	$474	$933	$991	$778

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

Relevant Factors

    The Company's Professional Market segment revenues experienced significant declines during the last three years from a combination of staffing reductions in the securities industry, the use by customers of internally developed services, or lower priced services offered by the Company or other vendors. This trend has continued in 2004. Revenues from Track ECN declined dramatically in 2003 principally from the introduction of Nasdaq's SuperMontage trading system in late 2002. In March 2004, Nasdaq eliminated the preferencing of market makers over ECNs in SuperMontage. It is anticipated that this change could result in increased revenues for the Track ECN in 2004. Track ECN profit margins are very low and significant volume would have to be realized to have an impact on the results of operations. The Company anticipates obtaining approval for self-clearing of its ECN business in an effort to decrease costs associated with ECN revenues. The Company has recently focused more attention to attracting professional trading customers to its online trading business in an effort to increase overall revenues and profits.

    The Non-Professional Market segment revenues increased during the second half of 2003 and the first quarter of 2004, but have been declining since then. The Company is expecting to grow revenues in this segment by offering additional services such as foreign stock trading which is expected in the second half of 2004. The Company presently offers trading of U.S. based stocks, options, e-mini futures and recently introduced trading in foreign currency.

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

Results of Operations

Three Months ended June 30, 2004 and 2003

    Revenues for the three months ended June 30, 2004 and 2003 were $9,822,000 and $10,324,000, respectively, a decrease of 5%. The Company’s Professional Market segment had revenues for the three months ended June 30, 2004 and 2003 of $6,092,000 and $6,015,000, respectively, an increase of 1% for this segment. The Company’s Non-Professional Market segment had revenues of $3,730,000 and $4,309,000, respectively, for the three months ended June 30, 2004 and 2003, a decrease of 13% for this segment. Since 2001, the Company has experienced a decline in revenues from its market data services to the Professional Market segment due principally to staffing reductions in the securities industry, the use by customers of internally developed services, or lower priced services that are offered by the Company or other vendors. Management expects this trend to continue through 2004 negatively impacting revenues and profits. During the second quarter of 2004 revenues from Track ECN and the Company’s Newsware division offset the decline in market data revenues. The Company's Non-Professional segment revenues declined in the second quarter of 2004 compared to the second quarter of 2003 due to lower trading volume.

    Direct operating costs were $5,688,000 for the three months ended June 30, 2004 and $6,029,000 for the similar period in 2003, a decrease of 6%. Direct operating costs as a percentage of revenues were 58% in 2004 and 2003. Without giving effect to unallocated depreciation and amortization expense, the Company’s Professional Market segment had $3,594,000 and $3,731,000 of direct costs for the three months ended June 30, 2004 and 2003, respectively, a decrease of 4%. Direct operating costs as a percentage of revenues for the Professional segment were 59% in 2004 and 62% in 2003. Without giving effect to unallocated depreciation and amortization expense, the Company’s Non-Professional Market segment had $1,865,000 and $2,017,000 in direct costs for the three months ended June 30, 2004 and 2003, respectively, a decrease of 8%. Direct operating costs as a percentage of revenues for the Non-Professional segment were 50% in 2004 and 47% in 2003. The decreased dollars in the Non-Professional segment reflects a realization of cost cutting measures in its trading operations, however, trading revenues declined at a greater rate. Direct operating costs include direct payroll, direct telecommunication costs, computer supplies, depreciation, equipment lease expense and the amortization of software development costs, costs of clearing, back office payroll and other direct broker-dealer expenses and ECN customer commissions and clearing. Certain direct operating costs are allocated to each segment based on revenues.

    Selling and administrative expenses were $3,648,000 and $3,837,000 in the 2004 and 2003 periods, respectively, a decrease of 5%. Selling and administrative expenses as a percentage of revenues was 37% in 2004 and 2003. Without giving effect to unallocated depreciation and amortization expense, selling and administrative expenses for the Professional Market segment were $2,203,000 and $2,188,000 in the 2004 and 2003 periods, respectively, an increase of 1%. For the Professional Market segment selling and administrative expenses as a percentage of revenues was 36% in 2004 and 2003. Without giving effect to unallocated depreciation and amortization expense, selling and administrative expenses for the Non-Professional segment were $1,346,000 and $1,583,000 in the 2004 and 2003 periods, respectively, a decrease of 15%. For the Non-Professional segment selling and administrative expense as a percentage of revenue was 36% in 2004 and 37% in 2003. The decrease in dollars was due to a realization of cost cutting in all Non-Professional service lines. Certain selling and administrative expenses are allocated to each segment based on revenues.

    Marketing and advertising costs were $153,000 in 2004 and $56,000 in 2003. The Professional Market segment spent $135,000 in 2004 and $24,000 in 2003. The Non-Professional segment incurred marketing costs of $18,000 in 2004 and $32,000 in 2003.

    The Professional Market segment realized $160,000 in income before unallocated amounts and income taxes in 2004 compared to income of $72,000 in 2003. The Non-Professional Market segment realized $470,000 in 2004 and $677,000 in income in 2003 before unallocated amounts and income taxes.

    In 2004 and 2003, the Company recognized a gain of $867,000 and $397,000, respectively, on the sale of certain shares of Innodata Corporation ($98,000 in 2004), and from other marketable securities due to its arbitrage trading strategy.

    Net interest expense in 2004 was $45,000 compared to net interest expense of $8,000 in 2003. The increase in interest expense in 2004 is due principally to higher levels of margin debt in connection with the Company's arbitrage trading program.

    As a result of the above-mentioned factors, the Company realized net income of $693,000 in the 2004 period compared to $474,000 in 2003.

Six Months ended June 30, 2004 and 2003

    Revenues for the six months ended June 30, 2004 and 2003 were $20,595,000 and $21,019,000, respectively, a decrease of 2%. The Company’s Professional Market segment had revenues for the six months ended June 30, 2004 and 2003 of $12,493,000 and $12,841,000, respectively, a decrease of 3% for this segment. The Company’s Non-Professional Market segment had revenues of $8,102,000 and $8,178,000, respectively, for the six months ended June 30, 2004 and 2003, a decrease of 1% for this segment. Since 2001, the Company has experienced a decline in revenues from its market data services to the Professional Market segment due principally to staffing reductions in the securities industry, the use by customers of internally developed services, or lower priced services that are offered by the Company or other vendors. Management expects this trend to continue through 2004, negatively impacting revenues and profits. During the six months ended June 30, 2004, increased revenues from Track ECN and the Company’s Newsware division principally offset declines in market data revenues.

    Direct operating costs were $11,423,000 for the six months ended June 30, 2004 and $12,383,000 for the similar period in 2003, a decrease of 8%. Direct operating costs as a percentage of revenues were 55% in 2004 and 59% in 2003. Without giving effect to unallocated depreciation and amortization expense, the Company’s Professional Market segment had $7,056,000 and $7,291,000 of direct costs for the six months ended June 30, 2004 and 2003, respectively, a decrease of 3%. Direct operating costs as a percentage of revenues for the Professional segment were 56% in 2004 and 57% in 2003. Without giving effect to unallocated depreciation and amortization expense, the Company’s Non-Professional Market segment had $3,970,000 and $4,533,000 in direct costs for the six months ended June 30, 2004 and 2003, respectively, a decrease of 12%. Direct operating costs as a percentage of revenues for the Non-Professional segment were 49% in 2004 and 55% in 2003. The decreased dollars and percentage in the Non-Professional segment reflects a realization of cost cutting measures in its trading operations.

    Selling and administrative expenses were $7,407,000 and $8,128,000 in the 2004 and 2003 periods, respectively, a decrease of 9%. Selling and administrative expenses as a percentage of revenues was 36% in 2004 and 39% in 2003. Without giving effect to unallocated depreciation and amortization expense, selling and administrative expenses for the Professional Market segment were $4,640,000 and $5,138,000 in the 2004 and 2003 periods, respectively, a decrease of 10%. For the Professional Market segment selling and administrative expenses as a percentage of revenues was 37% in 2004 and 40% in 2003. The dollar and percentage decline was due to selling and administrative expenses associated with the revenues from the Track ECN. Without giving effect to unallocated depreciation and amortization expense, selling and administrative expenses for the Non-Professional segment were $2,600,000 and $2,826,000 in the 2004 and 2003 periods, respectively, a decrease of 8%. For the Non-Professional segment selling and administrative expense as a percentage of revenue was 32% in 2004 and 35% in 2003.

    Marketing and advertising costs were $268,000 in 2004 and $134,000 in 2003. The Professional Market segment spent $244,000 in 2004 and $55,000 in 2003. The Non-Professional segment incurred marketing costs of $24,000 in 2004 and $79,000 in 2003.

    The Professional Market segment realized $552,000 in income before unallocated amounts and income taxes in 2004 compared to income of $356,000 in 2003. The Non-Professional Market segment realized $1,509,000 in income in 2004 and $741,000 in 2003 before unallocated amounts and income taxes.

    In 2004 and 2003, the Company recognized a gain of $1,653,000 and $766,000, respectively, on the sale of certain shares of Innodata Corporation ($542,000 in 2004), and from other marketable securities due to its arbitrage trading strategy.

    Net interest expense in 2004 was $122,000 compared to net interest expense of $33,000 in 2003. The increase in interest expense in 2004 is due principally to higher levels of margin debt in connection with the Company's arbitrage trading program.

    As a result of the above-mentioned factors, the Company realized net income of $1,817,000 in the 2004 period compared to $664,000 in 2003.

Liquidity and Capital Resources

    During the six months ended June 30, 2004, cash used in operating activities was $1,065,000 compared to cash provided by operating activities of $3,059,000 for the same period in 2003. The decrease in 2004 was principally due to lower collections of receivables and increased payments of liabilities, principally for income taxes and marketable securities. Cash flows provided by investing activities in 2004 was $374,000 compared to $57,000 in 2003. The increase in 2004 was principally due to the sales of Innodata common stock. Cash flows used in financing activities was $1,207,000 in 2004, compared to $2,625,000 in 2003, principally from reduced purchases of treasury stock and debt payments, offset by dividends paid in 2004.

    The Company has a line of credit with a bank. The line is collateralized by the assets of the Company and is guaranteed by its Chairman. Interest is charged at 1.75% above the bank’s prime rate and is due on demand. The Company may borrow up to 80% of eligible market data service receivables and is required to maintain a compensating balance of 10% of the outstanding loans. At June 30, 2004, the Company had no outstanding borrowings under the line. Borrowings available on the line of credit at June 30, 2004 were $710,000.

    The Company has significant positions in stocks and options and receives significant proceeds from the sale of trading securities sold but not yet purchased under the arbitrage trading strategy described in Note 5 of Notes to Consolidated Financial Statements. The Company expects that its June 30, 2004 positions will be closed during the third quarter of 2004 and that other positions with the same strategy will be established. The level of trading activity is substantially dependent on the value of the shares of Track Data pledged by its CEO, and Innodata and Edgar Online common stock that is held as collateral.

    Since August 2001, the Company has experienced a decline in revenues and profits from its Professional Market segment due principally to staffing reductions in the securities industry, the use by customers of internally developed services, or lower priced services that are offered by the Company or other vendors. This downtrend is continuing in 2004.

    During the six months ended June 30, 2004, the Company paid a dividend of $.01 per common share on March 22, 2004 to its stockholders of $490,000. The Company authorized a buy back in June, 2003 of up to 2 million shares (1.5 million shares remain under the buyback at June 30, 2004) and plans to consider dividends semi-annually. Both of these expenditures will be based on a review of then current operations and cash flow requirements. No major capital expenditures are anticipated beyond the normal replacement of equipment and additional equipment to meet customer requirements. The Company believes that borrowings available under the Company’s line of credit, its present cash position, and any cash that may be generated from operations are sufficient for the Company’s cash requirements for the next 12 months.

    The Company is subject to legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the Company's financial position.

    In connection with the Company's broker-dealer operations, certain customer securities activities are transacted on a margin basis. The Company's clearing broker extends credit to the Company's customers, subject to various regulatory margin requirements, collateralized by cash and securities in the customers' accounts. In the event of a decline in the market value of the securities in a margin account, the Company is required to either obtain additional collateral from the customer or to sell the customer's position if such collateral is not forthcoming. The Company is responsible for any losses on such margin loans, and has agreed to indemnify its clearing broker for losses that the clearing broker may sustain from the customer accounts introduced by the Company. The Company's Chairman and CEO has a margin loan of approximately $3 million as a customer of the Company's broker-dealer that is collateralized by 12.5 million of the Company's shares owned by him with a market value at June 30, 2004 of $13.4 million, and which is also subject to such indemnity by the Company in the event the clearing broker were to sustain losses. The Company and its clearing broker seek to control the risks associated with customer activities by monitoring required margin levels daily and, pursuant to such guidelines, requiring the customer to deposit additional collateral or to reduce positions when necessary.

Contractual Obligations and Commitments

    At December 31, 2003, the Company had operating lease obligations aggregating $1,534,000 pursuant to which payments are due as follows: $867,000 in 2004; $337,000 in 2005; $212,000 in 2006; $87,000 in 2007; and $31,000 in 2008. There are no significant changes in such commitments as of June 30, 2004.

    In connection with the Company's broker-dealer operations, certain customer securities activities are transacted on a margin basis. The Company is responsible for any losses on such margin loans, and has agreed to indemnify its clearing broker for losses that the clearing broker may sustain from the customer accounts introduced by the Company. The Company's Chairman and CEO has a margin loan of approximately $3 million as a customer of the Company's broker-dealer, which is carried by its clearing broker, that is collateralized by 12.5 million of the Company's shares owned by him with a market value at June 30, 2004 of $13.4 million, and which is also subject to such indemnity in the event the clearing broker were to sustain losses.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company is exposed to interest rate change market risk with respect to its credit facility with a financial institution, which is priced based on the prime rate of interest. At June 30, 2004, there was no outstanding balance under the credit facility. Changes in the prime interest rate during fiscal 2004 will have a positive or negative effect on the Company's interest expense. Such exposure will increase should the Company maintain higher levels of borrowing during 2004.

    The Company has significant positions in stocks and options and receives significant proceeds from the sale of trading securities sold but not yet purchased under the arbitrage trading strategy described in Note 5 of Notes to Consolidated Financial Statements. The Company's arbitrage trading strategy is to fully cover its open positions during each month with covering option positions that expire in succeeding months. The Company expects that its June 30, 2004 positions will be closed during the third quarter of 2004 and that other positions with the same strategy will be established. In connection with the arbitrage trading program, the Company incurs margin loans. The Company is exposed to interest rate change market risk with respect to these margin loans. Such exposure will increase should the Company maintain higher levels of borrowing during 2004. The level of trading in the arbitrage trading account is dependent on the value of Track Data common stock pledged by its CEO, and Innodata and Edgar Online common stock which is used as collateral. The market value of such securities is dependent on future market conditions for these companies over which the Company has little or no control.

    The Company has investments in Innodata and Edgar Online, both publicly traded companies listed on Nasdaq. The market value of such securities is dependent on future market conditions for these companies over which the Company has little or no control.

ITEM 4.     CONTROLS AND PROCEDURES

    An evaluation has been carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and the operation of our "disclosure controls and procedures" (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2004 ("Evaluation Date"). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, the disclosure controls and procedures are reasonably designed and effective to ensure that (i) information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings . Not Applicable

Item 2.    Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.
.

Issuer Purchases of Equity Securities

			Total Number
			of Shares
	Number of		Purchased as	Maximum Number
	Shares of	Average	Part of	of Shares That May
Period	Common Stock	Price Paid	Publicly	Yet be Purchased
Purchased	Purchased	Per Share	Announced Plans	Under the Plans

April, 2004	0

May, 2004	82,360	$1.00	82,360	1,771,011

June, 2004	212,974	$1.10	212,974	1,558,037

Total	295,334		295,334

On June 3, 2003, the Board of Directors approved a buy back of up to 2 million shares of the Company’s Common Stock in market transactions from time to time.

Item 3.    Defaults upon Senior Securities. Not Applicable

Item 4.    Submission of Matters to a Vote of Security Holders. Not Applicable

Item 5.    Other Information. Not Applicable

Item 6.    Exhibits and Report on Form 8-K

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

          (b)    Reports on Form 8-K filed during the second quarter of 2004.

On April 23, 2004, the Company filed a report on Form 8-K regarding a Wells Notice that its CEO received from the Securities and Exchange Commission.

During the second quarter of 2004, the Company filed a report on Form 8-K on May 13, 2004, that included the Company’s first quarter earnings release.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRACK DATA CORPORATION

Date:	8/13/04	/s/

Barry Hertz
Chairman of the Board
Chief Executive Officer

Date:	8/13/04	/s/

Martin Kaye
Chief Operating Officer
Principal Financial Officer