Form 10-Q/A
period 2004-06-30
TRACK DATA CORP
filed 2004-09-03
CIK 922811

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

Commission File Number 0-24634

TRACK DATA CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	22-3181095
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

95 Rockwell Place, Brooklyn, NY 11217
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

Explanatory Note

This amendment is being filed to add the signature name that appeared below the signature line to the signature line on the certifications previously filed as Exhibits 31.1, 31.2 and 32.