Form 10-Q
period 2004-09-30
TRACK DATA CORP
filed 2004-11-12
CIK 922811

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of October 31, 2004 there were 48,282,000 shares of common stock outstanding.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements
See pages 3-13

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
See pages 14-20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
See page 21

Item 4.	Controls and Procedures
See page 21

PART II.	OTHER INFORMATION
See pages 22 - 23

2

Track Data Corporation and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except number of shares)

	September 30,	December 31,
	2004	2003

	Unaudited	Derived from
		audited
		financial
		statements
ASSETS

CASH AND EQUIVALENTS	$5,439	$8,315

ACCOUNTS RECEIVABLE - net	1,441	1,099

DUE FROM CLEARING BROKER	481	547

DUE FROM BROKER	29,703	37,141

MARKETABLE SECURITIES	18,519	21,427

FIXED ASSETS - at cost (net of accumulated depreciation)	1,690	2,140

EXCESS OF COST OVER NET ASSETS ACQUIRED - net	1,900	1,900

OTHER ASSETS	1,067	929

TOTAL	$60,240	$73,498

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Accounts payable and accrued expenses	$3,813	$4,112
Notes payable - other	-	494
Trading securities sold but not yet purchased	30,111	40,996
Net deferred income tax liabilities	2,059	2,475
Other liabilities, including income taxes	456	1,616

Total liabilities	36,439	49,693

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock - $.01 par value; 300,000,000 shares authorized; issued and
outstanding - 48,311,000 shares in 2004 and 49,001,000 shares in 2003	483	490
Additional paid-in capital	13,528	14,152
Retained earnings	6,952	5,701
Accumulated other comprehensive income	2,838	3,462

Total stockholders’ equity	23,801	23,805

TOTAL	$60,240	$73,498

See notes to condensed consolidated financial statements
3

Track Data Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
(in thousands, except earnings and dividends per share)
(Unaudited)

	2004	2003

SERVICE FEES AND REVENUE	$29,817	$30,891

COSTS, EXPENSES AND OTHER:
Direct operating costs	17,179	17,787
Selling and administrative expenses	10,898	11,560
Marketing and advertising	359	277
Gain on marketable securities (including $746 and $25 from
sale of Innodata common stock in 2004 and 2003, respectively)	(1,761)	(1,237)
Interest expense - net	239	75

Total	26,914	28,462

INCOME BEFORE INCOME TAXES	2,903	2,429

INCOME TAXES	1,162	972

NET INCOME	$1,741	$1,457

BASIC AND DILUTED NET INCOME PER SHARE	$.04	$.03

DIVIDENDS PER SHARE	$.01	$.01

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	48,788	49,927

ADJUSTED DILUTIVE SHARES OUTSTANDING	48,843	49,981

See notes to condensed consolidated financial statements
4

Track Data Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
(in thousands, except (losses) earnings and dividends per share)
(Unaudited)

	2004	2003

SERVICE FEES AND REVENUE	$9,222	$9,872

COSTS, EXPENSES AND OTHER:
Direct operating costs	5,756	5,404
Selling and administrative expenses	3,491	3,432
Marketing and advertising	91	143
Gain on marketable securities (including $204 and $8 from
sale of Innodata common stock in 2004 and 2003, respectively)	(108)	(471)
Interest expense - net	117	42

Total	9,347	8,550

(LOSS) INCOME BEFORE INCOME TAXES (BENEFIT)	(125)	1,322

INCOME TAXES (BENEFIT)	(49)	529

NET (LOSS) INCOME	$(76)	$793

BASIC AND DILUTED NET INCOME PER SHARE	$.00	$.02

DIVIDENDS PER SHARE		$.01

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	48,516	48,864

ADJUSTED DILUTIVE SHARES OUTSTANDING	48,516	49,027

See notes to condensed consolidated financial statements
5

Track Data Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’
EQUITY AND COMPREHENSIVE INCOME
NINE MONTHS ENDED SEPTEMBER 30, 2004
(in thousands)
(Unaudited)

				Accumulated	Total
		Additional		Other	Stock-	Compre-
	Common	Paid-in	Retained	Comprehensive	holders’	hensive
	Stock	Capital	Earnings	Income	Equity	Income

BALANCE, JANUARY 1, 2004	$490	$14,152	$5,701	$3,462	$23,805

Net income			1,741		1,741	$1,741

Stock options and warrants exercised		11			11

Dividends paid			(490)		(490)

Purchase and retirement of treasury stock	(7)	(635)			(642)

Reclassification adjustment for gain on
marketable securities-net of taxes				(445)	(445)	(445)

Unrealized loss on marketable securities -
net of taxes				(179)	(179)	(179)

Comprehensive income						$1,117

BALANCE, SEPTEMBER 30, 2004	$483	$13,528	$6,952	$2,838	$23,801

See notes to condensed consolidated financial statements
6

Track Data Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
(in thousands)
(Unaudited)

	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,741	$1,457
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	823	1,070
Gain on sale of Innodata common stock	(746)	(25)
Changes in operating assets and liabilities:
Accounts receivable and due from clearing broker	(276)	2,413
Due from broker	7,426	(198)
Marketable securities	1,624	(7,393)
Other assets	350	(143)
Accounts payable and accrued expenses	(299)	(122)
Securities sold, but not yet purchased	(10,885)	7,082
Other liabilities	(1,740)	586

Net cash (used in) provided by operating activities	(1,982)	4,727

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(366)	(300)
Proceeds from sale of Innodata common stock	978	200

Net cash provided by (used in) investing activities	612	(100)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments under capital lease obligations	-	(72)
Net payments on note payable - bank	-	(902)
Net payments from notes payable - other	(494)	(382)
Net proceeds on loans from employee savings program	98	29
Dividends paid	(490)	(489)
Purchase of treasury stock	(630)	(1,234)
Proceeds from exercise of stock options	11	78

Net cash used in financing activities	(1,505)	(2,972)

EFFECT OF EXCHANGE RATE DIFFERENCES ON CASH	(1)	(8)

NET (DECREASE) INCREASE IN CASH	(2,876)	1,647

CASH, BEGINNING OF PERIOD	8,315	5,491

CASH, END OF PERIOD	$5,439	$7,138

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$442	$160
Income taxes	2,889	464

See notes to condensed consolidated financial statements
7

Track Data Corporation and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
(unaudited)

1.

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2004, and the results of operations for the three and nine month periods ended September 30, 2004 and 2003 and of cash flows for the nine months ended September 30, 2004 and 2003. The results of operations for the nine months ended September 30, 2004 are not necessarily indicative of results that may be expected for any other interim period or for the full year.

These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2003 included in the Company’s Annual Report on Form 10-K. The accounting policies used in preparing these financial statements are the same as those described in the December 31, 2003 financial statements.

2.

During the nine months ended September 30, 2004, the Company purchased 675,000 shares of its common stock at a cost of $642,000. The purchases include 20,000 shares purchased from the Company’s Chairman for $16,000.

3.

The Company charges all costs incurred to establish the technological feasibility of a product or product enhancement to research and development expense. Research and development expenses were $189,000 and $203,000 for the nine months ended September 30, 2004 and 2003, respectively.

4.	Advertising costs, charged to operations when incurred, were $359,000 and $277,000 for the nine months ended September 30, 2004 and 2003, respectively.

5.	Marketable securities consists of the following (in thousands):

	September 30,	December 31,
	2004	2003
Edgar Online - Available for sale securities - at market	$682	$1,150
Innodata - Available for sale securities - at market	5,272	6,088
Trading securities - at market	12,565	14,189
Marketable securities	$18,519	$21,427

Trading securities sold but not yet purchased - at market	$30,111	$40,996

The Company owns 688,800 shares of Edgar Online, Inc. ("EOL"), an Internet-based supplier of business, financial and competitive intelligence derived from U.S. Securities and Exchange Commission data. The Company carries the investment at $682,000, the market value at September 30, 2004. The difference between the cost of $9,000 and market value of these securities, net of $269,000 in deferred taxes, or $404,000 is classified as a component of accumulated other comprehensive income included in stockholders’ equity.

The Company owns 1,267,218 shares of Innodata, a provider of digital content outsourcing services. The Company carries the investment at $5,272,000, the market value at September 30, 2004. The difference between the cost of $1,215,000 and market value of these securities, net of $1,623,000 in deferred taxes, or $2,434,000 is classified as a component of accumulated other comprehensive income included in stockholders’ equity.

The Company engages in arbitrage trading activity. The Company's trading strategy consists principally of establishing hedged positions consisting of stocks and options. The Company is subject to market risk in attempting to establish a hedged position, as the market prices could change, precluding a profitable hedge. In these instances, any positions that were established for this hedge would be immediately sold, usually resulting in small losses. If the hedged positions are successfully established at the prices sought, the positions generally stay until the next option expiration date, resulting in small gains, regardless of market value changes in these securities. While virtually all positions are liquidated at option expiration date, certain stock positions remain. The liquidation of these positions generally results in small profits or losses. From time to time, losses may result from certain dividends that may have to be delivered on positions held, as well as from certain corporate restructurings and mergers that may not have been taken into account when the positions were originally established.

The Company recognized gains from arbitrage trading of $1,015,000 and $1,212,000 for the nine months ended September 30, 2004 and 2003, respectively, and a loss of $96,000 and a gain of $463,000 for the three months ended September 30, 2004 and 2003, respectively. As of September 30, 2004, trading securities had a long market value of $12,565,000 with a cost of $12,818,000, or a net unrealized loss of $253,000. Securities sold but not yet purchased, had a short market value of $30,111,000 with a cost/short proceeds of $30,512,000 or a net unrealized gain of $401,000. The Company expects that its September 30, 2004 positions will be closed during the fourth quarter of 2004 and that other positions with the same strategy will be established. The Company pledged its holdings in EOL and Innodata as collateral for its trading accounts. In addition, the Company’s Chairman pledged approximately 12 million shares of his holdings in the Company’s common stock as collateral for these accounts. The Company is paying its Chairman at the rate of 2% per annum on the value of the collateral pledged. Such payments aggregated $70,000 and $56,000 for the nine months ended September 30, 2004 and 2003, respectively.

At December 31, 2003, trading securities had a long market value of $14,189,000 with a cost of $14,371,000, or a net unrealized loss of $182,000. Securities sold but not yet purchased, had a short market value of $40,996,000 with a cost/short proceeds of $41,076,000, or a net unrealized gain of $80,000.

In connection with the arbitrage trading activity, the Company incurs margin loans. The Company is exposed to interest rate change market risk with respect to these margin loans. The level of trading in the arbitrage trading account is substantially dependent on the margin value of Track Data common stock pledged by its CEO, and Innodata and Edgar Online common stock, which is used as collateral. The market value of such securities is dependent on future market conditions for these companies over which the Company has little or no control.

6.

Earnings (Loss) Per Share--Basic earnings (loss) per share is based on the weighted average number of common shares outstanding without consideration of potential common stock issuance. Diluted earnings per share is based on the weighted average number of common and potential dilutive common shares outstanding. There was no effect on earnings per share as a result of potential dilution. The calculation takes into account the shares that may be issued upon exercise of stock options, reduced by the shares that may be repurchased with the funds received from the exercise, based on the average price during the period. The calculation did not take into account options to purchase 7,259,000 and 5,701,000 shares for the three months ended September 30, 2004 and 2003, respectively, and 5,379,000 and 6,620,000 shares for the nine months ended September 30, 2004 and 2003, respectively, as they were anti-dilutive.

Earnings (loss) per share (in thousands, except per share):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2004	2003	2004	2003
Net (loss) income	$(76)	$793	$1,741	$1,457

Weighted average common shares outstanding	48,516	48,864	48,788	49,927
Dilutive effect of outstanding warrants and options	-	163	55	54
Adjusted for dilutive computation	48,516	49,027	48,843	49,981

Basic income per share	$.00	$.02	$.04	$.03

Diluted income per share	$.00	$.02	$.04	$.03

7.

Accounting for Stock Options--On December 31, 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS 148 amends the disclosure provisions of SFAS 123 and APB Opinion No. 28, "Interim Financial Reporting," to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The adoption of SFAS 148 disclosure requirements did not have an effect on the Company's consolidated financial statements. At September 30, 2004, the Company has seven stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans were issued to employees and directors and had exercise prices equal to or greater than the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
	(in thousands, except (loss) earnings per share)

Net (loss) income, as reported	$(76)	$793	$1,741	$1,457
Deduct: Total stock-based employee compensation
expense determined under fair value based method
for all awards, net of related tax effects	(252)	(227)	(701)	(690)
Net (loss) income as adjusted	$(328)	$566	$1,040	$767

(Loss) earnings per share:
Basic and diluted --as reported	$.00	$.02	$.04	$.03
Basic and diluted --as adjusted	$(.01)	$.01	$.02	$.02

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

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
Revenues
Professional Market	$5,984	$5,581	$18,477	$18,422
Non-Professional Market	3,238	4,291	11,340	12,469
Total	$9,222	$9,872	$29,817	$30,891

(Loss) income before unallocated
amounts and income taxes:
Professional Market	$(398)	$753	$154	$1,110
Non-Professional Market	541	486	2,050	1,227
Unallocated amounts:
Depreciation and amortization	(259)	(346)	(823)	(1,070)
Gain on marketable securities	108	471	1,761	1,237
Interest expense, net	(117)	(42)	(239)	(75)

(Loss) income before income taxes	$(125)	$1,322	$2,903	$2,429

9.

Transactions with Clearing Broker and Customers--The Company conducts business through a clearing broker which settles all trades for the Company, on a fully disclosed basis, on behalf of its customers. The Company earns commissions as an introducing broker for the transactions of its customers. In the normal course of business, the Company's customer activities involve the execution of various customer securities transactions. These activities may expose the Company to off-balance sheet risk in the event the customer or other broker is unable to fulfill its contracted obligations and the Company has to purchase or sell the financial instrument underlying the obligation at a loss.

The Company's customer securities activities are transacted on either a cash or margin basis. In margin transactions, the clearing broker extends credit to the Company's customers, subject to various regulatory margin requirements, collateralized by cash and securities in the customers' accounts. However, the Company is required to either obtain additional collateral or to sell the customer's position if such collateral is not forthcoming. The Company is responsible for any losses on such margin loans, and has agreed to indemnify its clearing broker for losses that the clearing broker may sustain from the customer accounts introduced by the Company. The Company's Chairman and CEO has a margin loan of approximately $3 million as a customer of the Company's broker-dealer which is collateralized by 12.5 million of the Company's shares owned by him with a market value of $9.4 million as of September 30, 2004, and which is also subject to such indemnity by the Company in the event the clearing broker were to sustain losses.

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

As of September 30, 2004, TDSC was required to maintain minimum net capital, in accordance with SEC rules, of $1 million and had total net capital of $3,052,000, or approximately $2,052,000 in excess of minimum net capital requirements.

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

11.	Comprehensive income is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net (loss) income	$(76)	$793	$1,741	$1,457
Reclassification adjustment for
gain on marketable securities
- net of taxes	(126)	(3)	(445)	(5)
Unrealized gain (loss) on marketable
securities-net of taxes	328	1,352	(179)	1,468
Comprehensive income	$126	$2,142	$1,117	$2,920

12.

Dividends--On February 19, 2004, the Company declared a cash dividend of $.01 per common share payable on March 22, 2004 to holders of record on March 8, 2004. The Board expects to consider future dividends, based on such factors as the Company's earnings, financial condition, cash requirements, future prospects and other factors.

13.

On August 24, 2004, the Company received notice from Nasdaq that its common stock has not met the minimum $1.00 per share closing price required to avoid delisting from Nasdaq's National Market. The Company’s common stock will continue to be listed on the National Market until February 22, 2005, subject to an extension of an additional 180 day period if the Company meets all other initial listing criteria. During these periods, the Company must achieve a closing bid price of at least $1.00 for ten consecutive business days to be eligible for compliance with the Nasdaq closing bid-price requirement.

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

Relevant Factors

The Company's Professional Market segment revenues experienced significant declines during the last three years from a combination of staffing reductions in the securities industry, the use by customers of internally developed services, or lower priced services offered by the Company or other vendors. This trend has continued in 2004. Revenues from Track ECN declined dramatically in 2003 principally from the introduction of Nasdaq's SuperMontage trading system in late 2002. In March 2004, Nasdaq eliminated the preferencing of market makers over ECNs in SuperMontage. This change has resulted in increased revenues for the Track ECN in 2004. Nevertheless, Track ECN profit margins are very low and significant volume would have to be realized to have an impact on the results of operations. The Company anticipates obtaining approval for self-clearing of its ECN business in an effort to decrease costs associated with ECN revenues. The Company has recently focused more attention to attracting professional trading customers to its online trading business in an effort to increase overall revenues and profits.

The Non-Professional Market segment revenues increased during the second half of 2003 and the first quarter of 2004, but have been declining since then. The Company is expecting to grow revenues in this segment by offering additional services such as foreign stock trading. The Company presently offers trading of U.S. based stocks, options, e-mini futures and recently introduced trading in foreign currency.

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

Results of Operations

Three Months ended September 30, 2004 and 2003

Revenues for the three months ended September 30, 2004 and 2003 were $9,222,000 and $9,872,000, respectively, a decrease of 7%. The Company’s Professional Market segment had revenues for the three months ended September 30, 2004 and 2003 of $5,984,000 and $5,581,000, respectively, an increase of 7% for this segment. The Company’s Non-Professional Market segment had revenues of $3,238,000 and $4,291,000, respectively, for the three months ended September 30, 2004 and 2003, a decrease of 25% for this segment. Since 2001, the Company has experienced a decline in revenues from its market data services to the Professional Market segment due principally to staffing reductions in the securities industry, the use by customers of internally developed services, or lower priced services that are offered by the Company or other vendors. Management expects this trend to continue through 2004 negatively impacting revenues and profits. During the third quarter of 2004 revenues from Track ECN and the Company’s Newsware division offset the decline in market data revenues in the Professional Market segment. The Company's Non-Professional Market segment revenues declined in the third quarter of 2004 compared to the third quarter of 2003 due to lower trading volume and market data revenues.

Direct operating costs were $5,756,000 for the three months ended September 30, 2004 and $5,404,000 for the similar period in 2003, an increase of 7%. Direct operating costs as a percentage of revenues were 62% in 2004 and 55% in 2003. The increase in 2004 was due principally to higher direct costs related to the Track ECN revenue increase, compared to 2003 costs that were reduced by telecommunication credits of $300,000. Without giving effect to unallocated depreciation and amortization expense, the Company’s Professional Market segment had $3,893,000 and $2,849,000 of direct costs for the three months ended September 30, 2004 and 2003, respectively, an increase of 37%. Direct operating costs as a percentage of revenues for the Professional segment were 65% in 2004 and 51% in 2003. The increased dollars and percentage in the Professional segment reflects a larger allocation of overhead costs based on revenues realized by each segment. Without giving effect to unallocated depreciation and amortization expense, the Company’s Non-Professional Market segment had $1,665,000 and $2,275,000 in direct costs for the three months ended September 30, 2004 and 2003, respectively, a decrease of 27%. Direct operating costs as a percentage of revenues for the Non-Professional segment were 51% in 2004 and 53% in 2003. Direct operating costs include direct payroll, direct telecommunication costs, computer supplies, depreciation, equipment lease expense and the amortization of software development costs, costs of clearing, back office payroll and other direct broker-dealer expenses and ECN customer commissions and clearing. Certain direct operating costs are allocated to each segment based on revenues.

Selling and administrative expenses were $3,491,000 and $3,432,000 in the 2004 and 2003 periods, respectively, an increase of 2%. Selling and administrative expenses as a percentage of revenues was 38% in 2004 and 35% in 2003. Without giving effect to unallocated depreciation and amortization expense, selling and administrative expenses for the Professional Market segment were $2,408,000 and $1,925,000 in the 2004 and 2003 periods, respectively, an increase of 25%. For the Professional Market segment selling and administrative expenses as a percentage of revenues was 40% in 2004 and 34% in 2003. The increased dollars and percentage in the Professional segment reflects a larger allocation of overhead costs based on revenues realized by each segment. Without giving effect to unallocated depreciation and amortization expense, selling and administrative expenses for the Non-Professional segment were $1,021,000 and $1,441,000 in the 2004 and 2003 periods, respectively, a decrease of 29%. For the Non-Professional segment selling and administrative expense as a percentage of revenue was 32% in 2004 and 34% in 2003.

Marketing and advertising costs were $91,000 in 2004 and $143,000 in 2003. The Professional Market segment spent $80,000 in 2004 and $55,000 in 2003. The Non-Professional segment incurred marketing costs of $11,000 in 2004 and $88,000 in 2003.

The Professional Market segment realized a loss of $398,000 before unallocated amounts and income taxes in 2004 compared to income of $753,000 in 2003. The Non-Professional Market segment realized income of $541,000 in 2004 and $486,000 in 2003 before unallocated amounts and income taxes.

In 2004 and 2003, the Company recognized a gain of $108,000 and $471,000, respectively, on the sale of certain shares of Innodata Corporation ($204,000 in 2004 and $8,000 in 2003), and from other marketable securities due to its arbitrage trading strategy.

Net interest expense in 2004 was $117,000 compared to net interest expense of $42,000 in 2003. The increase in interest expense in 2004 is due principally to higher levels of margin debt in connection with the Company's arbitrage trading program.

As a result of the above-mentioned factors, the Company realized a net loss of $76,000 in the 2004 period compared to net income of $793,000 in 2003.

Nine Months ended September 30, 2004 and 2003

Revenues for the nine months ended September 30, 2004 and 2003 were $29,817,000 and $30,891,000, respectively, a decrease of 3%. The Company’s Professional Market segment had revenues for the nine months ended September 30, 2004 and 2003 of $18,477,000 and $18,422,000, respectively. The Company’s Non-Professional Market segment had revenues of $11,340,000 and $12,469,000, respectively, for the nine months ended September 30, 2004 and 2003, a decrease of 9% for this segment. Since 2001, the Company has experienced a decline in revenues from its market data services to the Professional Market segment due principally to staffing reductions in the securities industry, the use by customers of internally developed services, or lower priced services that are offered by the Company or other vendors. Management expects this trend to continue through 2004, negatively impacting revenues and profits. During the nine months ended September 30, 2004, increased revenues from Track ECN and the Company’s Newsware division principally offset declines in market data revenues in the Professional Market segment. The decline in the Non-Professional segment revenues is due to lower trading volume and market data revenues.

Direct operating costs were $17,179,000 for the nine months ended September 30, 2004 and $17,787,000 for the similar period in 2003, a decrease of 3%. Direct operating costs as a percentage of revenues were 58% in 2004 and 2003. The reduction in selling and administrative expenses in 2004 was principally due to reduced payroll and rent. Without giving effect to unallocated depreciation and amortization expense, the Company’s Professional Market segment had $10,950,000 and $10,139,000 of direct costs for the nine months ended September 30, 2004 and 2003, respectively, an increase of 8%. Direct operating costs as a percentage of revenues for the Professional segment were 59% in 2004 and 55% in 2003. The increased dollars and percentage in the Professional segment reflects a larger allocation of overhead costs based on revenues realized by each segment. Without giving effect to unallocated depreciation and amortization expense, the Company’s Non-Professional Market segment had $5,635,000 and $6,808,000 in direct costs for the nine months ended September 30, 2004 and 2003, respectively, a decrease of 17%. Direct operating costs as a percentage of revenues for the Non-Professional segment were 50% in 2004 and 55% in 2003.

Selling and administrative expenses were $10,898,000 and $11,560,000 in the 2004 and 2003 periods, respectively, a decrease of 6%. Selling and administrative expenses as a percentage of revenues was 37% in 2004 and 2003. Without giving effect to unallocated depreciation and amortization expense, selling and administrative expenses for the Professional Market segment were $7,048,000 and $7,063,000 in the 2004 and 2003 periods, respectively. For the Professional Market segment selling and administrative expenses as a percentage of revenues was 38% in 2004 and 2003. Without giving effect to unallocated depreciation and amortization expense, selling and administrative expenses for the Non-Professional segment were $3,621,000 and $4,267,000 in the 2004 and 2003 periods, respectively, a decrease of 15%. For the Non-Professional segment selling and administrative expense as a percentage of revenue was 32% in 2004 and 34% in 2003.

Marketing and advertising costs were $359,000 in 2004 and $277,000 in 2003. The Professional Market segment spent $324,000 in 2004 and $110,000 in 2003. The Non-Professional segment incurred marketing costs of $35,000 in 2004 and $167,000 in 2003.

The Professional Market segment realized $154,000 in income before unallocated amounts and income taxes in 2004 compared to income of $1,110,000 in 2003. The Non-Professional Market segment realized $2,050,000 in income in 2004 and $1,227,000 in 2003 before unallocated amounts and income taxes.

In 2004 and 2003, the Company recognized a gain of $1,761,000 and $1,237,000, respectively, on the sale of certain shares of Innodata Corporation ($746,000 in 2004 and $25,000 in 2003), and from other marketable securities due to its arbitrage trading strategy.

Net interest expense in 2004 was $239,000 compared to net interest expense of $75,000 in 2003. The increase in interest expense in 2004 is due principally to higher levels of margin debt in connection with the Company's arbitrage trading program.

As a result of the above-mentioned factors, the Company realized net income of $1,741,000 in the 2004 period compared to $1,457,000 in 2003.

Liquidity and Capital Resources

During the nine months ended September 30, 2004, cash used in operating activities was $1,982,000 compared to cash provided by operating activities of $4,727,000 for the same period in 2003. The decrease in 2004 was principally due to lower collections of receivables and increased payments of liabilities, principally for income taxes and marketable securities. Cash flows provided by investing activities in 2004 was $612,000 compared to $100,000 used in investing activities in 2003. The increase in 2004 was principally due to the sales of Innodata common stock. Cash flows used in financing activities was $1,505,000 in 2004 compared to $2,972,000 in 2003, principally from reduced purchases of treasury stock and debt payments.

The Company has a line of credit with a bank. The line is collateralized by the assets of the Company and is guaranteed by its Chairman. Interest is charged at 1.75% above the bank’s prime rate and is due on demand. The Company may borrow up to 80% of eligible market data service receivables and is required to maintain a compensating balance of 10% of the outstanding loans. At September 30, 2004, the Company had no outstanding borrowings under the line. Borrowings available on the line of credit at September 30, 2004 were $640,000.

The Company has significant positions in stocks and options and receives significant proceeds from the sale of trading securities sold but not yet purchased under the arbitrage trading strategy described in Note 5 of Notes to Consolidated Financial Statements. The Company expects that its September 30, 2004 positions will be closed during the fourth quarter of 2004 and that other positions with the same strategy will be established. The level of trading activity is substantially dependent on the value of the shares of Track Data pledged by its CEO, and Innodata and Edgar Online common stock that is held as collateral.

The Company paid a dividend of $.01 per common share on March 22, 2004 to its stockholders of $490,000. The Company authorized a buy back in June, 2003 of up to 2 million shares (1.2 million shares remain under the buyback authorization at September 30, 2004). The future payment of dividends and further buyback of shares will be based on a review of then current operations and cash flow requirements. No major capital expenditures are anticipated beyond the normal replacement of equipment and additional equipment to meet customer requirements. The Company believes that borrowings available under the Company’s line of credit, its present cash position, and any cash that may be generated from operations are sufficient for the Company’s cash requirements for the next 12 months.

The Company is subject to legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the Company's financial position.

In connection with the Company's broker-dealer operations, certain customer securities activities are transacted on a margin basis. The Company's clearing broker extends credit to the Company's customers, subject to various regulatory margin requirements, collateralized by cash and securities in the customers' accounts. In the event of a decline in the market value of the securities in a margin account, the Company is required to either obtain additional collateral from the customer or to sell the customer's position if such collateral is not forthcoming. The Company is responsible for any losses on such margin loans, and has agreed to indemnify its clearing broker for losses that the clearing broker may sustain from the customer accounts introduced by the Company. The Company's Chairman and CEO has a margin loan of approximately $3 million as a customer of the Company's broker-dealer that is collateralized by 12.5 million of the Company's shares owned by him with a market value at September 30, 2004 of $9.4 million, and which is also subject to such indemnity by the Company in the event the clearing broker were to sustain losses. The Company and its clearing broker seek to control the risks associated with customer activities by monitoring required margin levels daily and, pursuant to such guidelines, requiring the customer to deposit additional collateral or to reduce positions when necessary.

Contractual Obligations and Commitments

At December 31, 2003, the Company had operating lease obligations aggregating $1,534,000 pursuant to which payments are due as follows: $867,000 in 2004; $337,000 in 2005; $212,000 in 2006; $87,000 in 2007; and $31,000 in 2008. There are no significant changes in such commitments as of September 30, 2004.

In connection with the Company's broker-dealer operations, certain customer securities activities are transacted on a margin basis. The Company is responsible for any losses on such margin loans, and has agreed to indemnify its clearing broker for losses that the clearing broker may sustain from the customer accounts introduced by the Company. The Company's Chairman and CEO has a margin loan of approximately $3 million as a customer of the Company's broker-dealer, which is carried by its clearing broker, that is collateralized by 12.5 million of the Company's shares owned by him with a market value at September 30, 2004 of $9.4 million, and which is also subject to such indemnity in the event the clearing broker were to sustain losses.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to interest rate change market risk with respect to its credit facility with a financial institution, which is priced based on the prime rate of interest. At September 30, 2004, there was no outstanding balance under the credit facility. Changes in the prime interest rate during fiscal 2004 will have a positive or negative effect on the Company's interest expense. Such exposure will increase should the Company maintain higher levels of borrowing during 2004.

The Company has significant positions in stocks and options and receives significant proceeds from the sale of trading securities sold but not yet purchased under the arbitrage trading strategy described in Note 5 of Notes to Consolidated Financial Statements. In connection with the arbitrage trading activity, the Company incurs margin loans. The Company is exposed to interest rate change market risk with respect to these margin loans. Such exposure will increase should the Company maintain higher levels of borrowing. The level of trading in the arbitrage trading account is dependent on the value of Track Data common stock pledged by its CEO, and Innodata and Edgar Online common stock which is used as collateral. The market value of such securities is dependent on future market conditions for these companies over which the Company has little or no control.

ITEM 4.  CONTROLS AND PROCEDURES

An evaluation has been carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and the operation of our "disclosure controls and procedures" (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2004 ("Evaluation Date"). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, the disclosure controls and procedures are reasonably designed and effective to ensure that (i) information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings. Not Applicable

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

Issuer Purchases of Equity Securities

			Total Number
			of Shares
	Number of		Purchased as	Maximum Number
	Shares of	Average	Part of	of Shares That May
Period	Common Stock	Price Paid	Publicly	Yet be Purchased
Purchased	Purchased	Per Share	Announced Plans	Under the Plans

July, 2004	62,245	$1.07	62,245	1,495,792

August, 2004	166,794	.81	166,794	1,328,998

September, 2004	140,410	.80	140,410	1,188,588

Total	369,449		369,449

On June 3, 2003, the Board of Directors approved a buy back of up to 2 million shares of the
Company’s Common Stock in market transactions from time to time.

Item 3.	Defaults Upon Senior Securities. Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders.
The following matters were voted on at the August 18, 2004 Annual Meeting of Stockholders.
The total shares voted were 46,896,572.

	For	Withheld	Abstain
Election of Directors:
Abraham Biderman	46,728,840	167,732
Albert Drillick	46,715,885	180,687
E.Bruce Fredrikson	46,744,413	152,159
Barry Hertz	46,265,710	630,862
Martin Kaye	46,397,465	499,107
Philip Ort	46,738,313	158,259
Shaya Sofer	46,721,570	175,002
Stanley Stern	46,387,752	508,820

Appointment of Auditors:	46,777,466	96,055	23,051

Item 5.	Other Information. Not Applicable

Item 6.	Exhibits

	31.1	Certification of Barry Hertz pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

	31.2	Certification of Martin Kaye pursuant to Rule 13a-14(a) under the Securities
Exchange Act of 1934

	32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRACK DATA CORPORATION

Date:	11/12/04	/s/ Barry Hertz
Barry Hertz
Chairman of the Board
Chief Executive Officer

Date:	11/12/04	/s/Martin Kaye
Martin Kaye
Chief Operating Officer
Principal Financial Officer