Form 10-K
period 2004-12-31
TRACK DATA CORP
filed 2005-03-31
CIK 922811

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ Annual report under section 13 or 15(d) of the securities exchange act of 1934
For the fiscal year ended December 31, 2004

☐ Transition report under section 13 or 15(d) of the securities exchange act of 1934

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by checkmark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant's most recently completed second fiscal quarter. Based on the average bid and ask price of the Company's Common Stock on June 30, 2004 of $5.15 per share. $24,229,000.

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

9,627,000 shares of common stock, $.01 par value, as of February 28, 2005.

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

ITEM 1. BUSINESS

    Track Data Corporation (the “Company”) is a Delaware corporation that was formed in 1981. The Company maintains offices in the U.S. and Europe, with executive offices located at 95 Rockwell Place, Brooklyn, New York 11217. Its telephone number is 212-943-4555 or 718-522-7373.

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

Background

    Since its inception in 1981, the Company has been providing real-time financial market data to institutional customers through the operation of its own proprietary ticker plant. In 1998, the Company began to offer financial market data to individuals through the Internet. Later, through its wholly owned broker-dealer subsidiary, TDSC, the Company combined an online trading application with its market data in its myTrack service. In 2002, trading for institutional customers was introduced with proTrack. Further, the Company commenced operations of its Track ECN. During 2003, a new low priced trading application engineered for the hyper active traders was introduced as an additional service known as TrackTrade. The Company now offers trading and market data services to all members of the financial trading community. The offerings include trading in stocks, options, e-mini futures and foreign currency. Trading in foreign stocks is expected to be added in 2005.

Segments

In 2004, the Company presents its Arbitrage Trading activies as an additional segment and has restated the 2003 and 2002 segment information.  The Company’s operations are classified in three business segments: (1) Internet-based online trading, market data services and ECN services to the institutional professional investment community, (2) online trading and market data services to the non-professional individual investor community, and (3) arbitrage trading. See Notes C and E of Notes to Consolidated Financial Statements.

A.	ONLINE TRADING, MARKET DATA SERVICES AND ECN SERVICES TO THE INSTITUTIONAL PROFESSIONAL INVESTMENT COMMUNITY

MarkeTrack

  MarkeTrack provides domestic and international market information, dynamically updating quotelines, options and futures displays, real-time spreadsheets, tick-by-tick updating graphics, news services and third-party databases, user-defined screen layouts, access to back-office order and execution services, and over 20 years of graphical price history. It allows users to calculate theoretical values of options and determine the most beneficial investment strategy through calculating returns on alternative investments, including options and futures. Service charges range between $250 and $600 per month per user. MarkeTrack currently serves approximately 1,600 customers in trading and institutional investment management positions. Customers include floor traders, block traders, market makers, OTC traders, options specialists, head traders, arbitrageurs and hedge fund managers.

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

Electronic Communications Network

    TDSC operates an Electronic Communications Network (“ECN”) that enables traders to display and match limit orders for stocks. The ECN allows trading of Nasdaq National Market, SmallCap, Bulletin Board and exchange-listed securities on its platform. In order to set the Track ECN apart from others, the Company has incorporated state-of-the-art trading functionality into the ECN. This functionality is normally available only on sophisticated front-end trading platforms.

    Track ECN pays subscribers who add liquidity $.0027 per share on a monthly basis and charges $.003 per share to market participants who take liquidity. With a spread between rebate and charge of $.0003 per share, the Company needs to handle a significant volume to achieve a material financial result. In an effort to keep costs at a minimum, Track ECN has applied to become a self-clearing ECN. The Company received approval from the NASD in 2004 and is presently working with DTC to gain approval to commence self-clearing of its ECN business.

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

    In addition to its dedicated sales force, the Company maintains relationships with a number of brokerage firms that actively sell the Company’s services to the money management side of the industry for “soft dollars.” In a soft dollar arrangement, the brokerage firm pays the Company for services delivered to the money managers. These brokerage firms are typically also customers of the Company.

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

    The Track ECN competes with other ECNs that have substantially greater resources and have been operating for a longer period of time. The Company's competitors, among others, are Archipelago, Instinet, Island and Nasdaq/Brut.

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

Internet-Based Online Trading and Market Data Services

    The Company offers internet-based online trading and market data service through its myTrack and TrackTrade products. myTrack and TrackTrade offer trading of U.S.-based stocks, options and mutual funds, as well as stock index-based futures and foreign currency. TrackTrade is especially designed for active individual investors. The Company has targeted active traders and believes that myTrack and TrackTrade are well suited to satisfy their requirements. For those traders who are the most active and engage in day trading, the Company's TrackTrade contains multi windows based features and enhancements that are designed to satisfy the needs of the hyperactive trader community. Equity trades on myTrack are currently offered at prices starting at $12.95 per trade, but volume trading rebates can result in trade costs as low as $8.20 per trade. Futures are generally priced at $7.00 per contract. Equity trades on TrackTrade are currently offered at 1/2 penny per share, with no ECN fees.

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

Other Internet-Based Market Data Services

AIQ Systems

    AIQ Systems develops and markets artificial intelligence (AI) based stock market analysis and charting software for personal computers. By simulating the reasoning of top market technicians, AIQ’s “Expert Systems” delivers trading signals and valuable market insight, as well as state-of-the-art technical charting and screening capabilities. Prices for AIQ products vary from $39 to $79 per month.

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

    Competitors of AIQ include Equis International (MetaStock), Omega Research (SuperCharts), Windows on Wall Street, and many others. Generally, these competitors’ products can be classified as “charting” packages. They concentrate their resources on general charting (graphical) and stock market back-testing capabilities, rather than the pre-programmed market analysis offered by the AIQ products. AIQ’s TradingExpert Pro competes with Omega’s TradeStation and MetaStock Professional.

MATTERS RELATED TO BOTH OPERATING SEGMENTS

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

    Clients’ securities transactions are effected on either a cash or margin basis. In connection with margin transactions, credit is extended to a client, collateralized by securities and cash in the client’s account, for a portion of the purchase price. The client is charged for margin financing at interest rates based on the broker call rate plus an additional amount of up to 2.50%. The broker call rate, also known as the “Call Money Rate,” is the prevailing interest rate charged by banks on secured loans to broker-dealers.

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

    As of December 31, 2004, TDSC was required to maintain minimum net capital, in accordance with SEC rules, of approximately $1 million and had total net capital of $2,437,000, or approximately $1,437,000 in excess of minimum net capital requirements.

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

Research and Development

    Expenditures for research and development incurred primarily to establish technological feasibility of a product or for product enhancement were $238,000, $242,000 and $315,000 and for the years ended December 31, 2004, 2003 and 2002, respectively.

Employees

    The Company employed approximately 170 persons on a full-time basis as of December 31, 2004. The Company believes that its relationship with its employees is satisfactory.

C. ARBITRAGE TRADING

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

ITEM 2. PROPERTIES

    The Company’s executive offices are located at 95 Rockwell Place, Brooklyn, NY. These offices are leased from a family partnership controlled by the Company’s Chairman. The annual rental of approximately 36,000 square feet is approximately $600,000. The lease expires in April, 2005. The Company believes that the terms of this lease are at least as favorable to it as terms which it would have obtained in a comparable transaction with unaffiliated persons.

    The Company maintains sales and/or service offices in Brooklyn, NY, Chicago, IL, Los Angeles, CA, San Francisco, CA, Boston, MA, Incline Village, NV, Philadelphia, PA, Boca Raton, FL, and Dallas, TX with aggregate annual rentals of $1,105,000. These leases expire at various dates through 2007. The Company also maintains a full service office in London, England under a lease for annual rentals of $57,000, which is renewed on a monthly basis.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company held its Annual Meeting on August 18, 2004. The results of matters voted at that Meeting were reported in Part II, Item 4 of the Company's Form 10-Q for the period ended September 30, 2004.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's Common Stock is quoted on the Nasdaq National Market System under the symbol "TRAC." On February 28, 2005, there were 288 stockholders of record of the Company's Common Stock based on information provided by the Company's transfer agent. Virtually all of the Company's publicly held shares are held in "street name" and the Company believes the actual number of beneficial holders of its Common Stock to be approximately 13,000.

The following table sets forth the high and low sales prices for the Company's Common Stock as reported on Nasdaq:

	Common Stock
	Sale Price

	High	Low

2003

First Quarter	$4.00	$2.20
Second Quarter	5.30	2.20
Third Quarter	15.90	4.20
Fourth Quarter	10.50	6.35

2004

First Quarter	$9.80	$5.05
Second Quarter	8.00	4.10
Third Quarter	5.70	3.60
Fourth Quarter	5.35	3.30

    On August 24, 2004, the Company received notice from Nasdaq that its common stock had not met the minimum $1.00 per share closing price required to avoid delisting from Nasdaq’s National Market. On January 18, 2005, the Board of Directors authorized a one-for-five reverse stock split, which was consented to by the Company’s Chairman, CEO and principal stockholder. The stock split became effective on February 28, 2005. All share and per share information in this report have been adjusted to reflect such stock split.

Dividends

    The Company paid its first cash dividend of $.05 per share on its Common Stock on September 22, 2003. The Company declared a second dividend on February 19, 2004 of $.05 per share. The future payment of dividends, if any, on the Common Stock is within the discretion of the Board of Directors and will depend on the Company’s earnings, its capital requirements, financial condition, and other relevant factors.

Issuer Purchases of Equity Securities

			Total Number
			of Shares
	Number of		Purchased as	Maximum Number
	Shares of	Average	Part of	of Shares That May
Period	Common Stock	Price Paid	Publicly	Yet be Purchased
Purchased	Purchased	Per Share	Announced Plans	Under the Plans

October, 2004	5,820	$3.94	5,820	231,898

November, 2004	00-0000		000-	231,898

December, 2004	29,395	$4.82	29,395	202,503

Total	35,215		35,215

    On June 3, 2003, the Board of Directors approved a buy back of up to 400,000 shares of the Company’s Common Stock in market transactions from time to time.

ITEM 6. SELECTED FINANCIAL DATA

Year Ended December 31,	2004	2003	2002	2001	2000

	(in thousands, except earnings and dividends per share)

SERVICE FEES AND REVENUE	$40,093	$40,881	$57,188	$62,217	$58,767

COSTS, EXPENSES AND OTHER:
Direct operating costs	23,544	23,201	31,309	29,539	31,484
Selling and administrative expenses	14,415	15,098	19,307	19,560	21,564
Marketing and advertising	414	394	659	1,243	5,472
Write off of investment in private companies	-0000	00-0000	716	00-0000	254
Gain on arbitrage trading	(1,512)	(1,891)	(445)	(1,800)	(783)
Gain on marketable securities-Innodata and Edgar Online	(5,887)	(624)	(124)	-0000	-0000
Other income		-0000	0-0000	(1,949)	(900)
Interest expense (income) - net	305	107	657	(58)	288

Total	31,279	36,285	52,079	46,535	57,379

INCOME BEFORE EQUITY IN
NET INCOME OF AFFILIATE
AND INCOME TAXES	8,814	4,596	5,109	15,682	1,388

EQUITY IN NET INCOME OF AFFILIATE	00-0000	00-0000	00-0000	276	718

INCOME BEFORE INCOME TAXES	8,814	4,596	5,109	15,958	2,106

INCOME TAXES	3,614	1,750	2,118	4,880	47

NET INCOME	$5,200	$2,846	$2,991	$11,078	$2,059

BASIC AND DILUTED NET
INCOME PER SHARE	$.53	$.29	$.28	$.93	$.16

DIVIDENDS PER SHARE	$.05	$.05

WEIGHTED AVERAGE SHARES OUTSTANDING	9,732	9,942	10,525	11,919	12,732

ADJUSTED DILUTIVE SHARES OUTSTANDING	9,740	9,960	10,580	11,975	12,811

December 31,	2004	2003	2002	2001	2000

	(in thousands)

TOTAL ASSETS	$69,438	$73,498	$46,416	$76,920	$24,479
TOTAL LIABILITIES	42,570	49,693	26,809	53,759	7,747
STOCKHOLDERS’ EQUITY	26,868	23,805	19,607	23,161	16,732

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business

    Track Data Corporation (the "Company") is a financial services company that provides real-time financial market data, fundamental research, charting and analytical services to institutional and individual investors through dedicated telecommunication lines and the Internet. The Company also disseminates news and third-party database information from more than 100 sources worldwide. The Company owns Track Data Securities Corp. ("TDSC"), a registered securities broker-dealer and member of the National Association of Securities Dealers, Inc. The Company provides a proprietary, fully integrated Internet-based online trading and market data system, proTrack, for the professional institutional traders, and myTrack and TrackTrade, for the individual trader. The Company also operates Track ECN, an electronic communications network that enables traders to display and match limit orders for stocks. The Company's operations are classified in three business segments: (1) Professional Market -- Market data services and trading, including ECN services, to the institutional professional investment community, (2) Non-Professional Market -- Internet-based online trading and market data services to the non-professional individual investor community, and (3) Arbitrage trading.

Relevant Factors

    The Company's Professional Market segment revenues experienced significant declines during the last three years from a combination of staffing reductions in the securities industry, the use by customers of internally developed services, or lower priced services offered by the Company or other vendors. This trend has continued in the early part of 2005. Revenues from Track ECN declined dramatically in 2003 principally from the introduction of Nasdaq's SuperMontage trading system in late 2002. In March 2004, Nasdaq eliminated the preferencing of market makers over ECNs in SuperMontage. This change resulted in increased revenues for the Track ECN in 2004. Track ECN currently offers the highest published rebate in the industry and has recently been successful in attracting new subscribers, resulting in increased revenues. Profit margins are very low in this business and significant volume is necessary to have an impact on the results of operations. The Company anticipates obtaining approval for self clearing of its ECN business in 2005 in an effort to decrease costs associated with ECN revenues. The Company has recently focused more attention to attracting professional trading customers to its online trading business in an effort to increase overall revenues and profits.

    The Non-Professional Market segment revenues have been inconsistent month to month. The Company is expecting to grow revenues in this segment, principally through marketing alliances and limited advertising to attract new customers, and by offering additional services to existing customers by introducing foreign stock trading in 2005. The Company presently offers trading of U.S. based stocks, options, e-mini futures and foreign currency.

    The trading and market data services for both segments require the Company to maintain a market data ticker plant on a 24/7 basis, as well as all back office trading functions. The Company's focus is to increase revenues in both segments, as the underlying costs of maintaining the operations and back office will not increase commensurate with any revenue increase, allowing greater operating margins on incremental revenues.

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

Results of Operations

Years ended December 31, 2004 and 2003

    Revenues for the years ended December 31, 2004 and 2003 were $40,093,000 and $40,881,000, respectively, a decrease of 2%. The Company’s Professional Market segment had revenues for the years ended December 31, 2004 and 2003 of $25,103,000 and $24,118,000, respectively, an increase of 4% for this segment. The Company’s Non-Professional Market segment had revenues of $14,990,000 and $16,763,000, respectively, for the years ended December 31, 2004 and 2003, a decrease of 11% for this segment. Since 2001, the Company has experienced a decline in revenues from its market data services to the Professional Market segment due principally to staffing reductions in the securities industry, the use by customers of internally developed services, or lower priced services that are offered by the Company or other vendors. Management expects this trend to continue in 2005, negatively impacting revenues and profits. Increased revenues from the Company’s Track ECN and its Newsware division offset the decline in market data revenues; however, these increased revenues did not offset the reduction in profits. Track ECN currently offers the highest published rebate in the industry and has recently been successful in attracting new subscribers, resulting in increased revenues. In the Non-Professional Market segment, the Company experienced a decline in revenues due to lower trading volumes and market data revenues.

    Direct operating costs were $23,544,000 for the year ended December 31, 2004 and $23,201,000 for the similar period in 2003, an increase of 1%. Direct operating costs as a percentage of revenues were 59% in 2004 and 57% in 2003. Without giving effect to unallocated depreciation, amortization expense and costs directly allocated to the Arbitrage segment, the Company’s Professional Market segment had $14,960,000 and $13,274,000 of direct costs for the years ended December 31, 2004 and 2003, respectively, an increase of 13%. Direct operating costs as a percentage of revenues for the Professional segment were 60% in 2004 and 55% in 2003. The significant dollar and percentage increase was principally due to costs associated with the increased ECN revenues which have minimal gross margins. Further, telecommunications credits of $300,000 were recognized in 2003. The Company’s Non-Professional Market segment had $7,611,000 and $8,729,000 in direct costs for the years ended December 31, 2004 and 2003, respectively, a decrease of 13%. Direct operating costs as a percentage of revenues for the Non-Professional segment were 51% in 2004 and 52% in 2003. The dollar decline was principally due to the decreased revenues. Direct operating costs include direct payroll, direct telecommunication costs, computer supplies, depreciation, equipment lease expense and the amortization of software development costs, costs of clearing, back office payroll and other direct broker-dealer expenses and ECN customer commissions and clearing.

    Selling and administrative expenses were $14,415,000 and $15,098,000 in the 2004 and 2003 periods, respectively, a decrease of 5%. Selling and administrative expenses as a percentage of revenues was 36% in 2004 and 37% in 2003. Without giving effect to unallocated depreciation, amortization expense and costs directly allocated to the Arbitrage segment, selling and administrative expenses for the Professional Market segment were $9,513,000 and $9,278,000 in the 2004 and 2003 periods, respectively, an increase of 3%. For the Professional Market segment selling and administrative expenses as a percentage of revenues was 38% in 2004 and 2003. Selling and administrative expenses for the Non-Professional segment were $4,553,000 and $5,433,000 in the 2004 and 2003 periods, respectively, a decrease of 16%. For the Non-Professional segment selling and administrative expense as a percentage of revenue was 30% in 2004 and 32% in 2003. The decrease in selling and administrative expenses was due principally to reduced payroll.

    Marketing and advertising costs were $414,000 in 2004 and $394,000 in 2003. The Professional Market segment spent $369,000 in 2004 and $162,000 in 2003. The Non-Professional segment incurred marketing costs of $45,000 in 2004 and $232,000 in 2003.

    The Professional Market segment realized a loss of $494,000 before unallocated amounts and income taxes in 2004 compared to income of $1,405,000 in 2003. The Non-Professional Market segment realized $3,537,000 in income in 2004 and $2,368,000 in income in 2003 before unallocated amounts and income taxes. The Arbitrage segment realized income of $933,000 in 2004 compared to $1,521,000 in 2003 before unallocated amounts and income taxes.

    In 2004 and 2003, the Company recognized gains of $5,887,000 and $624,000, respectively, from the sale of shares of Innodata and Edgar Online common stock.

    Net interest expense in 2004 was $305,000 compared to $107,000 in 2003. The increase in interest expense in 2004 is due principally to higher levels of margin debt in connection with the Company's arbitrage trading program.

    As a result of the above-mentioned factors, the Company realized income before income taxes of $8,814,000 in the 2004 period compared to $4,596,000 in the 2003 period.

    The Company's effective tax rate was 41% in 2004 and 38% in 2003.

    The Company realized net income of $5,200,000 in 2004 compared to $2,846,000 in 2003.

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

    Direct operating costs were $23,201,000 for the year ended December 31, 2003 and $31,309,000 for the similar period in 2002, a decrease of 26%. Direct operating costs as a percentage of revenues were 57% in 2003 and 55% in 2002. Without giving effect to unallocated depreciation, amortization expense and costs directly allocated to the arbitrage segment, the Company’s Professional Market segment had $13,274,000 and $20,159,000 of direct costs for the years ended December 31, 2003 and 2002, respectively, a decrease of 34%. Direct operating costs as a percentage of revenues for the Professional segment were 55% in 2003 and 54% in 2002. The significant dollar decline was principally due to the decreased revenues, the majority of which related to the lower ECN revenues. Further, telecommunications credits of $300,000 were recognized in 2003. The Company’s Non-Professional Market segment had $8,729,000 and $9,374,000 in direct costs for the years ended December 31, 2003 and 2002, respectively, a decrease of 7%. Direct operating costs as a percentage of revenues for the Non-Professional segment were 52% in 2003 and 48% in 2002. The dollar decline was principally due to the decreased revenues. Both segments experienced an increase in direct costs as a percentage of revenues due principally to infrastructure fixed costs of payroll and other services that could not be reduced commensurate with revenues.

    Selling and administrative expenses were $15,098,000 and $19,307,000 in the 2003 and 2002 periods, respectively, a decrease of 22%. Selling and administrative expenses as a percentage of revenues was 37% in 2003 and 34% in 2002. Without giving effect to unallocated depreciation, amortization expense, and costs directly allocated to the Arbitrage segment, selling and administrative expenses for the Professional Market segment were $9,278,000 and $12,859,000 in the 2003 and 2002 periods, respectively, a decrease of 28%. For the Professional Market segment selling and administrative expenses as a percentage of revenues was 38% in 2003 and 34% in 2002. Selling and administrative expenses in 2003 declined from reductions in payroll, telecommunications, rent, legal fees and a $150,000 government grant received in connection with the terrorist attack in New York City. Selling and administrative expenses for the Non-Professional segment were $5,433,000 and $5,591,000 in the 2003 and 2002 periods, respectively, a decrease of 3%. For the Non-Professional segment selling and administrative expense as a percentage of revenue was 32% in 2003 and 29% in 2002. Both segments experienced an increase in selling and administrative expenses as a percentage of revenues due principally to infrastructure fixed costs of payroll and other services that could not be reduced commensurate with revenues.

    Marketing and advertising costs were $394,000 in 2003 and $659,000 in 2002. The Professional Market segment spent $162,000 in 2003 and $324,000 in 2002. The Non-Professional segment incurred marketing costs of $232,000 in 2003 and $335,000 in 2002.

    The Professional Market segment realized $1,405,000 in income before unallocated amounts and income taxes in 2003 compared to income of $4,332,000 in 2002. The Non-Professional Market segment realized $2,368,000 in income in 2003 and $4,133,000 in income in 2002 before unallocated amounts and income taxes. The Arbitrage segment realized income of $1,521,000 in 2003 compared to a loss of $144,000 in 2002 before unallocated amounts and income taxes. The Company expanded its arbitrage trading program to include a greater risk profile trading program that resulted in a pre-tax loss of $1,400,000 in the first quarter of 2002. The Company continued its arbitrage trading program, but discontinued the greater risk trading program.

    In 2003 and 2002, the Company recognized gains of $624,000 and $124,000, respectively, from the sale of shares of Innodata and Edgar Online common stock.

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

Liquidity and Capital Resources

    During the year ended December 31, 2004, cash used in operating activities was $6,149,000 compared to cash provided by operating activities of $5,286,000 in 2003. The decrease in 2004 was principally due to lower income from operations, lower collections of receivables, reduced sales of securities sold short, and increased payments of liabilities, principally for income taxes. Cash flows provided by investing activities in 2004 was $6,295,000 compared to $423,000 in 2003 due principally to increased proceeds from sales of Innodata common stock. Cash flows used in financing activities was $1,625,000 in 2004 compared to $2,869,000 in 2003, principally due to reduced purchases of treasury stock and debt payments in 2004.

    The Company has a line of credit with a bank. The line is collateralized by the assets of the Company and is guaranteed by its Chairman. Interest is charged at 1.75% above the bank’s prime rate and is due on demand. The Company may borrow up to 80% of eligible market data service receivables and is required to maintain a compensating balance of 10% of the outstanding loans. At December 31, 2004, the Company had no outstanding borrowings under the line. Borrowings available on the line of credit at December 31, 2004 was $565,000.

    The Company has significant positions in stocks and options and receives significant proceeds from the sale of trading securities sold but not yet purchased under the arbitrage trading strategy described in Note C of Notes to Consolidated Financial Statements. The Company expects that its December 31, 2004 positions will be closed during the first quarter of 2005 and that other positions with the same strategy will be established. The level of trading activity is substantially dependent on the value of the shares of Track Data pledged by its CEO, and Innodata and Edgar Online common stock that is held as collateral.

    The Company paid a dividend of $.05 per common share on March 22, 2004 to its stockholders of $490,000. The Company authorized a buy back of its common stock in June, 2003 of up to 400,000 shares (202,000 shares remain under the buyback authorization at December 31, 2004). The future payment of dividends and further buyback of shares will be based on a review of then current operations and cash flow requirements. No major capital expenditures are anticipated beyond the normal replacement of equipment and additional equipment to meet customer requirements. The Company believes that borrowings available under the Company’s line of credit, its present cash position, and any cash that may be generated from operations are sufficient for the Company’s cash requirements for the next 12 months.

    The Company is subject to legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the Company's financial position.

    In connection with the Company's broker-dealer operations, certain customer securities activities are transacted on a margin basis. The Company's clearing broker extends credit to the Company's customers, subject to various regulatory margin requirements, collateralized by cash and securities in the customers' accounts. In the event of a decline in the market value of the securities in a margin account, the Company is required to either obtain additional collateral from the customer or to sell the customer's position if such collateral is not forthcoming. The Company is responsible for any losses on such margin loans, and has agreed to indemnify its clearing broker for losses that the clearing broker may sustain from the customer accounts introduced by the Company. The Company's Chairman and CEO has a margin loan of approximately $3 million as a customer of the Company's broker-dealer that is collateralized by 2.5 million of the Company's shares owned by him with a market value at December 31, 2004 of $11.9 million, and which is also subject to such indemnity by the Company in the event the clearing broker were to sustain losses. The Company and its clearing broker seek to control the risks associated with customer activities by monitoring required margin levels daily and, pursuant to such guidelines, requiring the customer to deposit additional collateral or to reduce positions when necessary.

Contractual Obligations and Commitments

    At December 31, 2004, the Company had operating lease obligations aggregating $1,598,000 pursuant to which payments are due as follows: $630,000 in 2005; $350,000 in 2006; $222,000 in 2007; $167,000 in 2008; and $229,000 in 2009.

    In connection with the Company's broker-dealer operations, certain customer securities activities are transacted on a margin basis. The Company is responsible for any losses on such margin loans, and has agreed to indemnify its clearing broker for losses that the clearing broker may sustain from the customer accounts introduced by the Company. The Company's Chairman and CEO has a margin loan of approximately $3 million as a customer of the Company's broker-dealer, which is carried by its clearing broker, that is collateralized by 2.5 million of the Company's shares owned by him with a market value at December 31, 2004 of $11.9 million, and which is also subject to such indemnity in the event the clearing broker were to sustain losses.

Critical Accounting Policies

    Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results when different assumptions are utilized. Management believes that its principal critical accounting policies are described below. For a detailed discussion on the application of these and other accounting policies, see Note A of Notes to Consolidated Financial Statements.

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

Marketable Securities

    Arbitrage marketable securities transactions are recorded on trade date. Gains and losses are recognized based on closed transactions and the difference between market value and cost at balance sheet date.

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

New Pronouncements

    In December 2004, the FASB issued SFAS 123(R), “Share-Based Payment.” SFAS 123(R) amends certain provisions of SFAS 123 with respect to transactions with employees. The adoption of the new requirements will result in compensation charges to the Company’s income statement for the fair value of options granted to employees after June 15, 2005, as well as the compensation cost for the portion of outstanding awards for which the requisite service has not yet been rendered as of June 15, 2005. The Company is not required to, but may apply, the provisions of SFAS 123(R) retroactively. The Company is currently evaluating the impact SFAS 123(R) will have on additional compensation expense in future periods, which may be material.

    In March 2004, the FASB issued Emerging Issues Task Force Issues No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF No. 03-1”), which provides guidance for assessing impairment losses on debt and equity investments. Additionally, EITF No. 03-1 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF No. 03-1; however, the disclosure requirements remain effective and have been adopted by the Company. Management does not anticipate that issuance of a final consensus will materially impact the Company’s financial condition or results of operations.

Inflation and Seasonality

    To date, inflation has not had a significant impact on the Company’s operations. The Company’s revenues are not affected by seasonality.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company is exposed to interest rate change market risk with respect to its credit facility with a financial institution, which is priced based on the prime rate of interest. At December 31, 2004, there was no outstanding balance under the credit facility. Changes in the prime interest rate during fiscal 2005 will have a positive or negative effect on the Company's interest expense. Such exposure will increase should the Company maintain higher levels of borrowing during 2005.

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

ITEM 8. FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

PAGE

Track Data Corporation and Subsidiaries

Report of Independent Registered Public Accounting Firm	II-12

Consolidated Balance Sheets as of December 31, 2004 and 2003	II-13

Consolidated Statements of Income for the three years ended
December 31, 2004, 2003 and 2002	II-14

Consolidated Statements of Stockholders' Equity and Comprehensive
Income for the three years ended December 31, 2004, 2003 and 2002	II-15

Consolidated Statements of Cash Flows for the three years ended
December 31, 2004, 2003 and 2002	II-16

Notes to Consolidated Financial Statements	II-17-28

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Track Data Corporation

We have audited the accompanying consolidated balance sheets of Track Data Corporation and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Track Data Corporation and subsidiaries as of December 31, 2004 and 2003, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

/S/ Grant Thornton LLP

New York, New York
March 16, 2005

Track Data Corporation and Subsidiaries
Consolidated Balance Sheets
December 31, 2004 and 2003
(in thousands, except number of common shares)

	2004	2003

ASSETS

CASH AND EQUIVALENTS	$6,818	$8,315

ACCOUNTS RECEIVABLE - net of allowance for doubtful
accounts of $159 in 2004 and 2003	2,160	1,099

DUE FROM CLEARING BROKER	269	547

DUE FROM BROKER	35,751	37,141

MARKETABLE SECURITIES	20,132	21,427

FIXED ASSETS - at cost (net of accumulated depreciation)	1,787	2,140

EXCESS OF COST OVER NET ASSETS ACQUIRED - net	1,900	1,900

OTHER ASSETS	621	929

TOTAL	$69,438	$73,498

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Accounts payable and accrued expenses	$4,713	$4,112
Notes payable - other	000-	494
Trading securities sold but not yet purchased	33,615	40,996
Net deferred income tax liabilities	2,052	2,475
Other liabilities, including income taxes	2,190	1,616

Total liabilities	42,570	49,693

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock - $.01 par value; 60,000,000 shares authorized; issued and
outstanding 9,627,000 shares in 2004 and 9,800,000 shares in 2003	96	98
Additional paid-in capital	13,786	14,544
Retained earnings	10,411	5,701
Accumulated other comprehensive income	2,575	3,462

Total stockholders’ equity	26,868	23,805

TOTAL	$69,438	$73,498

See notes to consolidated financial statements

Track Data Corporation and Subsidiaries
Consolidated Statements of Income
Years Ended December 31, 2004, 2003 and 2002
(in thousands, except earnings and dividends per share)

	2004	2003	2002

SERVICE FEES AND REVENUE	$40,093	$40,881	$57,188

COSTS, EXPENSES AND OTHER:
Direct operating costs	23,544	23,201	31,309
Selling and administrative expenses	14,415	15,098	19,307
Marketing and advertising	414	394	659
Gain on arbitrage trading	(1,512)	(1,891)	(445)
Gain on sale of marketable securities - Innodata and Edgar Online	(5,887)	(624)	(124)
Write off of investment in private companies	000-	000-	716
Interest income	000-	(142)	(300)
Interest expense	305	249	957

Total	31,279	36,285	52,079

INCOME BEFORE INCOME TAXES	8,814	4,596	5,109

INCOME TAXES	3,614	1,750	2,118

NET INCOME	$5,200	$2,846	$2,991

BASIC AND DILUTED NET INCOME PER SHARE	$.53	$.29	$.28

DIVIDENDS PER SHARE	$.05	$.05

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	9,732	9,942	10,525

ADJUSTED DILUTIVE SHARES OUTSTANDING	9,740	9,960	10,580

See notes to consolidated financial statements

Track Data Corporation and Subsidiaries
Consolidated Statements of Stockholders’ Equity and Comprehensive Income
Years Ended December 31, 2004, 2003 and 2002
(in thousands)

				Accumulated	Total
		Additional		Other	Stock-	Compre-
	Common	Paid-in	Retained	Comprehensive	holders’	hensive
	Stock	Capital	Earnings	Income	Equity	Income

BALANCE, JANUARY 1, 2002	$109	$19,023	$353	$3,676	$23,161

Net income			2,991		2,991	$2,991

Stock options and warrants exercised		205			205

Purchase and retirement of treasury stock	(6)	(4,030)			(4,036)

Contribution of stock by Chairman	(1)	1

Tax effect of stock options exercised		227			227

Reclassification adjustment for gain
on marketable securities - net of taxes				(88)	(88)	(88)

Unrealized loss on marketable securities -
net of taxes				(2,853)	(2,853)	(2,853)

Comprehensive income						$50

BALANCE, DECEMBER 31, 2002	102	15,426	3,344	735	19,607

Net income			2,846		2,846	$2,846

Stock options and warrants exercised		399			399

Dividends paid			(489)		(489)

Purchase and retirement of treasury stock	(4)	(1,363)			(1,367)

Tax effect of stock options exercised		82			82

Reclassification adjustment for gain
on marketable securities - net of taxes				(179)	(179)	(179)

Unrealized gain on marketable securities -
net of taxes				2,906	2,906	2,906

Comprehensive income						$5,573

BALANCE, DECEMBER 31, 2003	98	14,544	5,701	3,462	23,805

Net income			5,200		5,200	$5,200

Stock options exercised		11			11

Dividends paid			(490)		(490)

Purchase and retirement of treasury stock	(2)	(804)			(806)

Tax effect of stock options exercised		35			35

Reclassification adjustment for gain
on marketable securities - net of taxes				(2,176)	(2,176)	(2,176)

Unrealized gain on marketable securities -
net of taxes				1,289	1,289	1,289

Comprehensive income						$4,313

BALANCE, DECEMBER 31, 2004	$96	$13,786	$10,411	$2,575	$26,868

See notes to consolidated financial statements

Track Data Corporation and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31, 2004, 2003 and 2002
(in thousands)

	2004	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,200	$2,846	$2,991
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,053	1,310	1,792
Deferred taxes	168	362	1,513
Tax effect of stock options exercised	35	82	164
Write off of investment in private companies	0-0000	00-0000	716
Write off of fixed assets	0-0000	0-0000	349
Gain on sale of Innodata and Edgar Online common stock	(5,887)	(624)	(124)
Changes in operating assets and liabilities:
Accounts receivable and due from clearing broker	(783)	2,539	(1,637)
Due from broker	1,390	(17,027)	(5,301)
Marketable securities	(1,295)	(6,217)	29,642
Other assets	296	(107)	113
Accounts payable and accrued expenses	712	(226)	1,502
Securities sold, but not yet purchased	(7,381)	21,271	(26,684)
Other liabilities	343	1,077	115

Net cash (used in) provided by operating activities	(6,149)	5,286	5,151

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(683)	(557)	(351)
Proceeds from sale of Innodata and Edgar Online common stock	6,978	980	181

Net cash provided by (used in) investing activities	6,295	423	(170)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments under capital lease obligations	0-0000	(83)	(397)
Net payments on note payable - bank	0-0000	(1,030)	(835)
Net payments on notes payable - other	(494)	(376)	(48)
Net proceeds (payments) on loans from employees	154	77	(60)
Dividends paid	(490)	(489)	-0000
Proceeds from exercise of stock options and warrants	11	399	215
Purchase of treasury stock	(806)	(1,367)	(4,033)

Net cash used in financing activities	(1,625)	(2,869)	(5,158)

EFFECT OF EXCHANGE RATE DIFFERENCES ON CASH	(18)	(16)	(19)

NET (DECREASE) INCREASE IN CASH AND EQUIVALENTS	(1,497)	2,824	(196)

CASH AND EQUIVALENTS, BEGINNING OF YEAR	8,315	5,491	5,687

CASH AND EQUIVALENTS, END OF YEAR	$6,818	$8,315	$5,491

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for: Interest	$535	$222	$1,156
Income taxes	3,135	472	45

See notes to consolidated financial statements

Track Data Corporation and Subsidiaries
Notes To Consolidated Financial Statements
Years Ended December 31, 2004, 2003 and 2002

A. The Company and Summary of Significant Accounting Policies

Description of Business and Basis of Presentation--Track Data Corporation (the "Company") is a financial services company that provides real-time financial market data, fundamental research, charting and analytical services to institutional and individual investors through dedicated telecommunication lines and the Internet. The Company also disseminates news and third-party database information from more than 100 sources worldwide. The Company’s wholly-owned subsidiary, Track Data Securities Corp. ("TDSC"), is a registered securities broker-dealer and member of the National Association of Securities Dealers, Inc. The Company provides a proprietary, fully integrated Internet-based online trading and market data system, proTrack, for the professional institutional traders, and myTrack and TrackTrade, for the individual trader. The Company also operates Track ECN, an electronic communications network that enables traders to display and match limit orders for stocks.  The Company operates in a highly competitive environment, and competes based on its service, reliability and price. Many of the Company’s competitors have significantly greater resources than the Company.  The Company's operations are classified in three business segments: (1) Professional Market -- Market data services and trading, including ECN services, to the institutional professional investment community, (2) Non-Professional Market -- Internet-based online trading and market data services to the non-professional individual investor community, and (3) Arbitrage trading.

Certain reclassifications of prior year amounts were made to conform to the 2004 presentation.

On January 18, 2005, the Board of Directors authorized a one-for-five reverse stock split, which was consented to by the Company’s Chairman, CEO and principal stockholder. The stock split became effective on February 28, 2005. All share, per share, related equity accounts and stock option information in this report have been adjusted to reflect such stock split.

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

Accounts Receivable--Accounts receivable, principally trade, are generally due within 30 days and are stated at amounts due from customers net of an allowance for doubtful accounts. The Company continuously monitors agings, collections and payments from customers and a provision for estimated credit losses is maintained based upon its historical experience and any specific customer collection issues that have been identified. While such credit losses have historically been within the Company’s expectation and the provisions established, the Company cannot guarantee that the same credit loss rates will be experienced in the future. The Company writes off accounts receivable when they become uncollectible. The Company’s allowance for doubtful accounts was $159,000 at December 31, 2004 and 2003. There have been no significant write offs during the three years ended December 31, 2004.

Marketable Securities--The Company accounts for securities owned in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." SFAS 115 requires investments in debt and equity securities to be classified as either "held to maturity," "trading," or "available for sale." The accounting treatment for unrealized gains and losses on those securities is then determined by the classification chosen. Arbitrage trading securities transactions, consisting of stocks and options, are recorded on a trade-date basis. Securities are valued at quoted market value. The resulting difference between cost and market (or fair value) is included in trading gains or losses, net. Securities sold, but not yet purchased, consist of trading securities at market values. The difference between the proceeds received from securities sold short and the current market value is included in trading gains or losses, net. Securities available for sale are carried at fair value, with unrealized gains and losses, net of deferred taxes, reported as a separate component of stockholders' equity, and realized gains and losses, determined on a specific identification basis, are included in earnings. The Company reviews these holdings on a regular basis to evaluate whether or not each security has experienced an other-than-temporary decline in fair value. If the Company believes that an other-than-temporary decline exists in the marketable securities, the equity investments are written down to market value and an investment loss is recorded in the consolidated statement of income.

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

Software and Database Costs--Certain costs of internally developed software are capitalized and are amortized at the greater of the ratio that current gross revenues bear to the total of current and anticipated future gross revenues or the straight-line method, generally five years. Other software costs are amortized on a straight-line basis over their estimated useful lives, generally five years. Costs incurred for internal use software in the preliminary project stage and for application maintenance are expensed. Costs incurred for application development are capitalized. Most costs are incurred for upgrades and enhancements that are constantly upgraded and changed with useful lives of less than one year. Accordingly, these costs are expensed as incurred. No development costs have been capitalized during the three years ended December 31, 2004. Database costs are amortized on a straight-line basis over their estimated useful lives of ten years. Management assesses the recoverability of its software development and database costs based principally upon a comparison of the carrying value of the asset to the undiscounted expected future cash flows to be generated by the asset, plus estimated salvage value less any applicable costs. If management concludes that the asset is impaired, its carrying value is adjusted to its fair value.

Long-lived Assets--In June 2001, the Financial Accounting Standards Board ("FASB") approved the issuance of SFAS 141, "Business Combinations" and SFAS 142, "Goodwill and Other Intangible Assets." These standards require that all business combinations initiated after June 30, 2001 must be accounted for under the purchase method. In addition, all intangible assets acquired that are obtained through contractual or legal right, or are capable of being separately sold, transferred, licensed, rented or exchanged shall be recognized as an asset apart from goodwill. Goodwill and intangibles with indefinite lives are no longer subject to amortization, but are subject to at least an annual assessment for impairment by applying a fair value based test. The excess of the purchase price of acquired businesses over the fair value of net assets ("goodwill") on the dates of acquisition amounts to $1,900,000, net of accumulated amortization of $2,494,000 as of December 31, 2004 and 2003. The goodwill was being amortized on the straight-line basis over ten to fifteen years until December 31, 2001. Thereafter, annual amortization expense of $414,000 has not been recognized in accordance with SFAS 142.

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

Foreign Currency Translation--The Company has a division which operates in a foreign country for which the functional currency is not U.S. dollars. Balance sheet accounts are translated at the exchange rates in effect at December 31, 2004 and 2003, and the income statement accounts are translated at the weighted average rates prevailing during the years ended December 31, 2004, 2003 and 2002. Unrealized foreign exchange gains and losses resulting from this translation are insignificant.

Revenue Recognition--The Company recognizes revenue from market data and ECN services as services are performed. Billings in advance of services provided are recorded as unearned revenues. All other revenues collected in advance of services are deferred until services are rendered. The Company earns commissions as an introducing broker and for licensing its trading system for the transactions of its customers. Commissions and related clearing expenses are recorded on a trade-date basis as securities transactions occur.

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

Research and Development--The Company charges all costs incurred to establish the technological feasibility of a product or product enhancement to research and development expense. Research and development expenses, included in direct operating costs, were $238,000, $242,000 and $315,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

Marketing and Advertising--Marketing and advertising costs are charged to expense when incurred. Marketing and advertising costs were $414,000, $394,000 and $659,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

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

Fair Value of Financial Instruments--The Company has estimated the fair value of financial instruments using available market information and other valuation methodologies in accordance with SFAS 107, “Disclosures About Fair Value of Financial Instruments.” Management of the Company believes that the fair values of financial instruments, consisting of accounts receivable and payable, notes payable and capital lease obligations, approximate carrying value due to the short payment terms associated with its accounts receivable and payable and the interest rates associated with its notes payable and capital lease obligations.

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

Earnings Per Share--Basic earnings per share is based on the weighted average number of common shares outstanding without consideration of potential common stock. Diluted earnings per share are based on the weighted average number of common and potential dilutive common shares outstanding. There was no affect on earnings per share as a result of potential dilution. The calculation takes into account the shares that may be issued upon exercise of stock options (Note J), reduced by the shares that may be repurchased with the funds received from the exercise, based on the average price during the year.

Accounting for Stock Options--On December 31, 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS 148 amends the disclosure provisions of SFAS 123 and APB Opinion No. 28, "Interim Financial Reporting," to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The adoption of SFAS 148 disclosure requirements did not have an effect on the Company's consolidated financial statements. At December 31, 2004, the Company has seven stock-based employee compensation plans, which are described more fully in Note J. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

	Year Ended December 31,
	2004	2003	2002
	(in thousands, except earnings per share)

Net income, as reported	$5,200	$2,846	$2,991
Deduct: Total stock-based employee compensation
expense determined under fair value based method for
all awards, net of related tax effects	(943)	(935)	(1,168)

Net income, as adjusted	$4,257	$1,911	$1,823

Earnings per share:
Basic and diluted --as reported	$.53	$.29	$.28

Basic and diluted --as adjusted	$.44	$.20	$.15

The fair value of options at date of grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions: an expected life of four years; risk free interest rate of 2.7% in 2004, 4% in 2003 and 4% in 2002; expected volatility of 112% in 2004, 135% in 2003, and 135% in 2002; and a zero dividend yield. The effects of applying SFAS 123 in this proforma disclosure are not indicative of future results.

New Pronouncements--In December 2004, the FASB issued SFAS 123(R), “Share-Based Payment.” SFAS 123(R) amends certain provisions of SFAS 123 with respect to transactions with employees. The adoption of the new requirements will result in compensation charges to the Company’s income statement for the fair value of options granted to employees after June 15, 2005, as well as the compensation cost for the portion of outstanding awards for which the requisite service has not yet been rendered as of June 15, 2005. The Company is not required to, but may apply, the provisions of SFAS 123 retroactively. The Company is currently evaluating the impact SFAS 123(R) will have on additional compensation expense in future periods, which may be material.

In March 2004, the FASB issued Emerging Issues Task Force Issues No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF No. 03-1”), which provides guidance for assessing impairment losses on debt and equity investments. Additionally, EITF No. 03-1 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF No. 03-1; however, the disclosure requirements remain effective and have been adopted by the Company. Management does not anticipate that issuance of a final consensus will materially impact the Company’s financial condition or results of operations.

B. Fixed Assets

Fixed assets consist of the following at December 31, 2004 and 2003 (in thousands):

	2004	2003
Equipment	$14,874	$14,238
Telephone systems	904	871
Furniture and fixtures	432	421
Transportation equipment	42	42
Leasehold improvements	967	1,343

	17,219	16,915
Less accumulated depreciation
and amortization	15,432	14,775

Fixed assets - net	$1,787	$2,140

Depreciation and amortization expense for the years ended December 31, 2004, 2003 and 2002 was $1,035,000, $1,270,000 and $1,733,000, respectively.

C. Marketable Securities

Marketable securities consists of the following (in thousands):

	December 31,

	2004	2003
Edgar Online - Available for sale securities - at market	$1,054	$1,150
Innodata - Available for sale securities - at market	3,597	6,088
Arbitrage trading securities - at market	15,481	14,189

Marketable securities	$20,132	$21,427

Arbitrage trading securities sold but not yet purchased - at market	$33,615	$40,996

The Company owns 688,800 shares of Edgar Online, Inc. (“EOL”), an Internet-based supplier of business, financial and competitive intelligence derived from U.S. Securities and Exchange Commission data. The Company carries the investment at $1,054,000, the market value at December 31, 2004. The difference between the cost of $9,000 and fair market value of these securities, net of $418,000 in deferred taxes, or $627,000 is classified as a component of accumulated other comprehensive income included in stockholders’ equity.

The Company owns 365,603 shares of Innodata, a provider of digital content outsourcing services. The Company carries the investment at $3,597,000, the market value at December 31, 2004. The difference between the cost of $351,000 and fair market value of these securities, net of $1,298,000 in deferred taxes, or $1,948,000 is classified as a component of accumulated other comprehensive income included in stockholders' equity.

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

As of December 31, 2004, trading securities had a long market value of $15,481,000 with a cost of $15,481,000. Securities sold but not yet purchased, had a short market value of $33,615,000 with a cost/short proceeds of $33,534,000, or a net unrealized loss of $81,000. The Company expects that its December 31, 2004 positions will be closed during the first quarter of 2005 and that other positions with the same strategy will be established. The Company pledged its holdings in EOL and Innodata as collateral for its trading accounts. In addition, the Company's Chairman pledged approximately 2.4 million shares of his holdings in the Company's common stock as collateral for these accounts. The Company is paying its Chairman at the rate of 2% per annum on the value of the collateral pledged. Such payments aggregated $87,000, $87,000 and $131,000, respectively, for the years ended December 31, 2004, 2003 and 2002, respectively.

The Company recognized gains from arbitrage trading of $1,512,000, $1,891,000 and $445,000 for the years ended December 31, 2004, 2003 and 2002, respectively. The Company expanded its arbitrage trading program to include a greater risk profile trading program that resulted in a pre-tax loss of $1,400,000 in the first quarter of 2002. The Company continued its arbitrage trading program, but discontinued the greater risk trading program. The Company's Chairman and CEO contributed 130,000 shares of Company stock owned by him to the capital of the Company upon discontinuance of this program.

At December 31, 2003, trading securities had a long market value of $14,189,000 with a cost of $14,371,000, or a net unrealized loss of $182,000. Securities sold but not yet purchased, had a short market value of $40,996,000 with a cost/short proceeds of $41,076,000, or a net unrealized gain of $80,000.

D. Note Payable - Bank

The note payable - bank bears interest at 1.75% above the bank’s prime rate (8% at December 31, 2004) and is due on demand. The note is collateralized by substantially all of the Company’s assets and is guaranteed by its principal stockholder. The Company may borrow up to 80% of eligible accounts receivable and is required to maintain a compensating cash balance of not less than 10% of the outstanding loan obligation. Borrowings available under the line of credit at December 31, 2004 was $565,000.

E. Segment Information

The Company is a financial services company that provides real-time financial market data, fundamental research, charting and analytical services to institutional and individual investors through dedicated telecommunication lines and the Internet. The Company also disseminates news and third-party database information from more than 100 sources worldwide. The Company owns Track Data Securities Corp., a registered securities broker-dealer and member of the National Association of Securities Dealers, Inc. The Company provides a proprietary, fully integrated Internet-based online trading and market data system, proTrack, for the professional institutional traders, and myTrack and TrackTrade, for the individual trader. The Company also operates Track ECN, an electronic communications network that enables traders to display and match limit orders for stocks. The Company's operations are classified in three business segments: (1) market data services and trading, including ECN services, to the institutional professional investment community, and (2) Internet-based online trading and market data services to the non-professional individual investor community, and (3) arbitrage trading. See Note C.

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

In 2004, the Company presents Arbitrage Trading as an additional segment and has restated the 2003 and 2002 segment information. Accordingly, income before unallocated amounts and income taxes for the Non-Professional Market segment has been increased in 2003 and 2002, principally for compensation expenses, by $275,000 and $411,000, respectively, that have been allocated to the Arbitrage Trading segment. Further, certain interest costs in 2003 and 2002 of approximately $95,000 and $178,000, respectively, have been allocated to the Arbitrage Trading segment.

Information concerning operations in its business segments is as follows (in thousands):

Revenues	2004	2003	2002
Professional Market	$25,103	$24,118	$37,675
Non-Professional Market	14,990	16,763	19,513

Total Revenues	$40,093	$40,881	$57,188

Arbitrage Trading - Gain on sale of marketable securities	$1,387	$1,891	$445

Income (loss) before unallocated amounts and income taxes:
Professional Market	$(494)	$1,405	$4,332
Non-Professional Market	3,537	2,368	4,133
Arbitrage Trading (including interest)	933	1,521	(144)
Unallocated amounts:
Depreciation and amortization	(1,053)	(1,310)	(1,792)
Gain on sale of Innodata common stock	5,887	624	124
Other (expense)	-0000	-0000	(1,065)
Interest income (expense)-net	4	(12)	(479)

Income before taxes	$8,814	$4,596	$5,109

F. Income Taxes

The components of the provision for income taxes are as follows (in thousands):

	2004	2003	2002
Federal:
Current	$2,325	$894	$386
Deferred	151	326	1,363

Total federal	2,476	1,220	1,749

State and local:
Current	1,086	412	55
Deferred	17	36	150

Total state and local	1,103	448	205

Tax effect of stock options	35	82	164

Provision for income taxes	$3,614	$1,750	$2,118

Reconciliation of the U.S. statutory rate with the Company's effective tax rate is summarized as follows:

	2004	2003	2002
Federal statutory rate	34.0%	34.0%	34.0%
State and local income taxes	6.4	5.9	6.8
Change in valuation allowance	-0	-0	-0
Other	.6	(1.8)	.7

Effective rate	41.0%	38.1%	41.5%

The components of the Company’s net deferred taxes are as follows (in thousands):

	2004	2003
Deferred tax assets:
Net operating loss and other carryforwards	$-0000	$54
Deferred compensation	94	217
Other	146	337

	240	608

Deferred tax liabilities:
Unrealized gain on marketable securities	(417)	(456)
Excess of book basis over tax basis of investment	(1,377)	(2,177)
Accelerated depreciation	(498)	(450)

	(2,292)	(3,083)

Net deferred tax liability	$(2,052)	$(2,475)

Deferred tax assets of $8,200 at December 31, 2004 relating to tax benefits resulting from employee stock plans will be credited to paid in capital when realized.

G. Commitments and Contingencies

Leases--The Company is obligated under various lease agreements covering office space and computer equipment. The lease agreements for office space contain escalation clauses based principally on increases in real estate taxes, building maintenance and utility costs. A summary of such commitments as of December 31, 2004 follows (in thousands):

	Operating Leases
Year Ending	Office	Computer
December 31,	Space	Equipment	Total

2005	$604,000	$26,000	$630,000
2006	331,000	19,000	350,000
2007	215,000	7,000	222,000
2008	167,000	-0000	167,000
2009	229,000	-0000	229,000

	$1,546,000	$52,000	$1,598,000

Rent expense for the years ended December 31, 2004, 2003 and 2002 amounted to $1,167,000, $1,357,000 and $1,575,000 for office space and $172,000, $240,000 and $519,000 for computer equipment, respectively. There are no capital lease obligations at December 31, 2004.

The Company leases its executive office facilities in Brooklyn from a limited partnership owned by the Company’s Chairman and members of his family. The Company paid the partnership rent of $600,000 in 2004, $585,000 in 2003 and $540,000 in 2002, respectively. The lease provides for the Company to pay $600,000 per annum through April 1, 2005.

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

The Company's customer securities activities are transacted on either a cash or margin basis. In margin transactions, the clearing broker extends credit to the Company's customers, subject to various regulatory margin requirements, collateralized by cash and securities in the customers' accounts. However, the Company is required to either obtain additional collateral or to sell the customer's position if such collateral is not forthcoming. The Company is responsible for any losses on such margin loans, and has agreed to indemnify its clearing broker for losses that the clearing broker may sustain from the customer accounts introduced by the Company. The Company's Chairman and CEO has a margin loan of approximately $3 million as a customer of the Company's broker-dealer which is collateralized by 2.5 million of the Company's shares owned by him with a market value of $11.9 million as of December 31, 2004, and which is also subject to such indemnity in the event the clearing broker were to sustain losses.

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

As of December 31, 2004, TDSC was required to maintain minimum net capital, in accordance with SEC rules, of approximately $1 million and had total net capital of $2,437,000, or approximately $1,437,000 in excess of minimum net capital requirements.

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

H. Deferred Compensation and Savings Program

The Company had a deferred compensation plan pursuant to which certain employees were entitled to payments after termination of their employment. The plan was based on these employees having phantom stock units prior to its public offering. In December 1995, the Board of Directors agreed to satisfy all obligations to participants under the phantom stock plan by committing to pay upon termination of employment, or sooner upon approval of the Board, an aggregate of 247,284 shares of Innodata common stock and 600,880 shares of the Company's common stock. These shares were placed in a trust as of March 31, 1996. The Board of Directors authorized distributions of the Company's common stock to participants as follows: 2004 - 49,460 shares; 2003 - 65,000 shares; 2002 - 151,489 shares; 2001 - 30,200 shares; 2000 - 89,980 shares; 1999 - 155,280 shares; and 1998 - 59,470 shares. The Board distributed 182,456 shares of Innodata common stock in 2001, 25,952 shares in 2002 and 18,940 in 2004. As of December 31, 2004, there are no Company shares and 19,936 Innodata shares remaining in the trust.

In addition, the Company has an employee savings program under which employees may make deposits and receive interest at the prime rate. As of December 31, 2004, the Company’s Chief Financial Officer had deposits in the program of $192,000 and received interest of $6,000 and $1,000 during the years ended December 31, 2004 and 2003, respectively. Amounts due to employees under the program aggregated $448,000 which is included in other liabilities at December 31, 2004.

I. Capital Stock and Dividends

Common Stock--On January 18, 2005, The Board of Directors authorized a one-for-five reverse stock split, which was consented to by the Company’s Chairman, CEO and principal stockholder. The stock split became effective on February 28, 2005.

During the years ended December 31, 2004 and 2003, the Company purchased pursuant to announced buyback programs, 170,292 and 437,800 shares of its common stock, respectively, at a cost of $807,000 and $1,367,000, respectively. The purchases in 2004 and 2003 include 4,000 and 320,000 shares purchased from the Company's Chairman for $16,000 and $928,000, respectively.

Dividends--On August 21, 2003, the Company declared its first cash dividend of $.05 per common share payable September 22, 2003 to holders of record on September 8, 2003. On February 19, 2004, the Company declared a cash dividend of $.05 per common share payable on March 22, 2004 to holders of record on March 8, 2004. The Board expects to consider future dividends, if any, based on such factors as the Company's earnings, financial condition, cash requirements, future prospects and other factors.

Preferred Stock--The Company is authorized to issue up to 1,000,000 shares of $.01 par value preferred stock. The Board of Directors is authorized to fix the terms, rights, preferences and limitations of the preferred stock and to issue the preferred stock in series which differ as to their relative terms, rights, preferences and limitations. No preferred shares have been issued.

Common Stock Reserved--At December 31, 2004, the Company reserved for issuance 2,820,000 shares of its common stock pursuant to the Company's Stock Option Plans.

J. Stock Options

The Company adopted, with stockholder approval, the 1994, 1995, 1995 Disinterested Director, 1996, 1998, 2001 and 2002 Stock Option Plans (the “1994 Plan,” “1995 Plan,” “1995 DD Plan,” “1996 Plan,” “1998 Plan, ” “2001 Plan” and the “2002 Plan”) which provide for the granting of options to purchase not more than an aggregate of 240,000, 400,000, 40,000, 640,000, 640,000, 560,000 and 500,000 shares of common stock, respectively, subject to adjustment under certain circumstances. Such options may be incentive stock options ("ISOs") within the meaning of the Internal Revenue Code of 1986, as amended, or options that do not qualify as ISOs ("Non-Qualified Options"). No options may be granted under the 1994 Plan after March 31, 2004, under the 1995 Plan and 1995 DD Plan after May 15, 2005, under the 1996 Plan after July 8, 2006, under the 1998 Plan after July 9, 2008, under the 2001 Plan after May 3, 2011 and under the 2002 Plan after May 2, 2012. At December 31, 2004, the total available for issuance under the plans were options to purchase 1,480,000 shares.

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

A summary of the Company's Stock Option Plans is as follows:

									Weighted
					Weighted				Average
	Per Share				Average	Weighted		Weighted	Fair
	Range of				Remaining	Average		Average	Value
	Exercise			Number	Contractual	Exercise	Number	Exercise	Date of
	Prices			Outstanding	Life (Years)	Price	Exercisable	Price	Grant

Balance 01/01/02	$2.50	-	3.75	136,200	1	$3.55	136,200	$3.55
	$5.00	-	8.75	1,039,350	4	$7.50	305,280	$7.50
	$12.50	-	35.00	172,180	2	$17.85	160,590	$17.70

				1,347,730			602,070

Canceled	$3.75	-	35.00	(57,270)	1	$12.30
Exercised	$2.50	-	7.50	(45,730)	1	$4.40
Granted	$7.50	-	10.00	18,000	4	$9.70			$6.85

Balance 12/31/02	$3.75			102,200	1	$3.75	102,200	$3.75
	$7.50	-	8.75	1,001,970	3	$7.50	673,437	$7.50
	$10.00	-	33.75	158,560	2	$17.10	139,780	$18.50

				1,262,730			915,417

Canceled	$3.75	-	33.75	(220,884)	1	$8.25
Exercised	$2.50	-	7.50	(51,426)	1	$7.10
Granted	$5.00	-	6.25	281,070	4	$5.65			$2.75

Balance 12/31/03	$5.00	-	6.25	254,220	4	$5.65	141,670	$5.65
	$7.50	-	10.00	904,750	3	$7.55	822,583	$7.50
	$12.50	-	18.75	94,420	1	$15.05	95,020	$15.05
	$21.25	-	33.75	18,100	1	$32.90	18,100	$32.90

				1,271,490			1,077,373

Canceled	$5.00	-	27.50	(219,190)	1	$11.35
Exercised	$5.00	-	7.50	(1,800)	3	$5.95
Granted	$7.50			289,930	4	$7.50			$6.25

Balance 12/31/04	$5.00	-	6.25	247,660	3	$5.65	247,660	$5.65
	$7.50			1,076,770	4	$7.50	881,253	$7.50
	$33.75			16,000	1	$33.75	16,000	$33.75

				1,340,430			1,144,913

The options have a term of five years.

K. Retirement Plan

The Company has a profit sharing plan, which qualifies, under Section 401(k) of the Internal Revenue Code. The plan covers substantially all employees who have completed six months of service. Company contributions to the plan are discretionary and vest at a rate of 20% after two years of service, and 20% each year thereafter until employees are fully vested after 6 years. Company contributions to the plan for the years ended December 31, 2004, 2003 and 2002, were $42,000, $42,000 and $19,000, respectively.

L. Income Per Share (in thousands, except per share)

	Year Ended December 31
	2004	2003	2002
Net income	$5,200	$2,846	$2,991

Weighted average common shares outstanding	9,732	9,942	10,525
Dilutive effect of outstanding warrants and options	8	18	55

Adjusted for dilutive computation	9,740	9,960	10,580

Basic income per share	$.53	$.29	$.28

Diluted income per share	$.53	$.29	$.28

Diluted earnings per share are based on the weighted average number of common and potential dilutive common shares outstanding. The calculation takes into account the shares that may be issued upon exercise of stock options (Note J), reduced by the shares that may be repurchased with the funds received from the exercise, based on the average price during the year. The calculation did not take into account options to purchase 1,340,000, 136,600 and 1,262,800 shares at December 31, 2004, 2003 and 2002, respectively, as they were antidilutive.

M. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(in thousands, except per share)

2004

Revenues	$10,773	$9,822	$9,222	$10,276
Net income (loss)	1,124	693	(76)	3,459	(A)
Basic and diluted income per share	$.11	$.07	$.01	$.36	(A)

2003

Revenues	$10,695	$10,324	$9,872	$9,990
Net income	190	474	793	1,389	(B)
Basic and diluted income per share	$.02	$.05	$.08	$.14	(B)

2002

Revenues	$13,136	$13,239	$14,765	$16,048	(C)
Net income	73	444	708	1,766
Basic and diluted income per share	$.01	$.04	$.07	$.17

(A)	Includes $3,085, or $.32 per share, from the sale of Innodata common stock.
(B)	Includes $599, or $.06 per share, from the sale of Innodata common stock.
(C)	Includes $2,168 of revenues from Track ECN for services rendered in prior quarters.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

    Not Applicable

ITEM 9A. CONTROLS AND PROCEDURES

An evaluation has been carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and the operation of our "disclosure controls and procedures" (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2004 (“Evaluation Date”). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, the disclosure controls and procedures are reasonably designed and effective to ensure that (i) information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Officers and Directors

The officers and directors of the Company are as follows:

Name	Age	Position

Barry Hertz	55	Chairman of the Board, Chief Executive Officer

Martin Kaye	57	Chief Operating Officer, Chief Financial Officer,
		Secretary and Director

Stanley Stern	54	Senior Vice President - Customer Relations, Director

Albert Drillick	59	Senior Systems Analyst, Director

Abraham Biderman	56	Director

E. Bruce Fredrikson	66	Director

Philip Ort	55	Director

Shaya Sofer	56	Director

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

III-1

     Abraham Biderman has been a Director of the Company since August 2002. Mr. Biderman is Chairman of Eagle Advisers, LLC, a diversified financial services and money management firm. From January 1990 to September 2003, he was Executive Vice President of Lipper & Company, Inc., a diversified financial services firm. Prior thereto, he served as special advisor to the Deputy Mayor and then the Mayor during New York City's Koch Administration. From January 1988 through December 1989, Mr. Biderman was Commissioner of New York City's Department of Housing, Preservation and Development. Prior thereto, he served as Commissioner of New York City's Department of Finance and as Chairman of New York City's Employee Retirement System. Mr. Biderman is a member of the Fiscal Opportunities Task Force of the New York City Partnership, a member of the Housing Committee of the Real Estate Board of New York, a Director of m-Phase Technologies, Inc., a company that manufactures and markets high-bandwidth telecommunications products incorporating DSL technology, and is also on the boards of numerous not-for-profit and philanthropic organizations. Mr. Biderman is a certified public accountant and graduated with a B.A. in Accounting from Brooklyn College (1970).

    Dr. E. Bruce Fredrikson has been a Director of the Company since June 1994. Dr. Fredrikson is currently an independent consultant in corporate finance and governance. He is Professor of Finance, Emeritus, at Syracuse University's Martin J. Whitman School of Management where he taught from 1966 until his retirement in May 2003. He is a director of Consumer Portfolio Services, Inc., a consumer finance company, and Colonial Commercial Corp, a supplier of HVAC products and supplies. Dr. Fredrikson holds an A.B. in economics from Princeton University and a M.B.A. in accounting and a Ph.D. in finance from Columbia University.

    Philip Ort has been a Director of the Company since June 2004. Mr. Ort has been the owner/operator of a family Real Estate Management and Investment business comprising residential and commercial properties since 1972. He serves on the boards of several non-profit organizations. He attended Brooklyn College from 1967 to 1970.

    Shaya Sofer has been a director of the Company since June 2004. Since January 2001, he has been Senior Managing Project Director of Energy Spectrum Inc., an energy consulting firm focusing on CHP "Combine Heat and Power" (Cogeneration). Prior thereto, he was a consultant. He served as Director of Facilities for Track Data Corp. and as Executive Vice President of Fast Track Systems, a disaster recovery business, from 1985 through 1998. He also was a member of the board of directors of Track Data Corp. from 1986 through 1995, prior to its merger with Global Market Information, Inc. Mr. Sofer holds a B.A. in Mathematics from Queens College (1972).

    Directors are elected to serve until the next annual meeting of stockholders and until their successors are elected and qualified. Officers serve at the discretion of the Board. There are no family relationships among directors or officers.

Audit Committee

    The Company has a separately designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. Serving on the Committee are Dr. E. Bruce Fredrikson, Abraham Biderman and Philip Ort. The Board of Directors has determined that it has an audit committee financial expert serving on the audit committee, Abraham Biderman. Mr. Biderman is an independent director as defined in Item 7(d)(3)(iv) of Schedule 14A.

Code of Ethics

    The Company has adopted a Code of Ethics that applies to its Chief Executive Officer and Chief Financial Officer. The Code as well as any amendments and waivers of the Code, if any, is posted on the Company’s website at http://www.trackdata.com/codeofethics.

III-2

Compliance With Section 16(a) of the Securities Exchange Act of 1934

    The Company believes that during the period from January 1, 2004 through December 31, 2004 all Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were complied with.

ITEM 11. EXECUTIVE COMPENSATION

    The following table sets forth information with respect to compensation paid by the Company for services to it during the three fiscal years ended December 31, 2004 to the Company's Chief Executive Officer and to the executive officers whose aggregate annual salary and bonus exceeded $100,000 in 2004.

Summary Compensation Table

	Fiscal	Annual		Number of Stock
Name and Position	Year	Salary	Bonus	Options Awarded

Barry Hertz	2004	$450,000	00-000	-0000
Chairman, CEO	2003	$450,000	00-000	100,000	(A)
	2002	$450,000	$9,000	100,000	(B)

Martin Kaye	2004	$300,000	00-000	-0000
Chief Operating Officer,	2003	$300,000	00-000	40,000	(A)
Chief Financial Officer	2002	$300,000	$6,000	40,000	(B)

Stanley Stern	2004	$153,000	00-000	-0000
Senior Vice President	2003	$153,000	00-000	4,000	(A)
	2002	$153,000	$3,060	4,000	(B)

(A)	Granted in March, 2004 for the 2003 calendar year.
(B)	Granted in January, 2003 for the 2002 calendar year.

The above table does not include certain perquisites and other personal benefits, the total value of which does not exceed the lesser of $50,000 or 10% of such person's compensation.

Option Grants In Last Fiscal Year
Individual Grants

		Percent of			Potential Realized
		Total Options			Value at Assumed
		Granted to			Annual Rates of
	Number of	Employees			Stock Appreciation
	Options	in Fiscal	Exercise	Expiration	for Option Term*
Name	Granted(A)	Year	Price	Date	5%	10%

Barry Hertz	100,000	37%	$7.50	3/11/09	$10,000	$210,000

Martin Kaye	40,000	15%	$7.50	3/11/09	$4,000	$84,000

Stanley Stern	4,000	1%	$7.50	3/11/09	$400	$8,400

(A)	Granted in March, 2004 for the 2003 calendar year. The options vest one-half on December 31, 2004 and one-half on December 31, 2005.

* Based on $5.95 closing price at date of grant.

III-3

Aggregate Option Exercises In Last Fiscal Year;
Fiscal Year End Option Values

Number of
Securities
Underlying
			Unexercised	Value of Unexercised In-
			Options at Fiscal	the-Money Options at
	Shares		Year End	Fiscal Year End
	Acquired on	Value	Exercisable/	Exercisable/
Name	Exercise	Realized	Unexercisable	Unexercisable

Barry Hertz	None	-	620,000/50,000	$-0-/$-0-

Martin Kaye	None	-	144,000/20,000	$-0-/$-0-

Stanley Stern	None	-	19,000/2,000	$-0-/$-0-

    There are no employment agreements, stock appreciation rights, pension plans or long-term incentive plans.

Directors Compensation

    Messrs. Biderman, Fredrikson, Ort and Sofer are compensated at the rate of $1,250 per month, plus out-of-pocket expenses for each meeting attended. No other director is paid cash compensation for his services as director.

    In 2004, Messrs. Biderman, Fredrikson, Ort and Sofer each received options to purchase 8,000 shares at an exercise price of $7.50 per share, exercisable over two years as compensation for their services.

Compensation Committee Interlocks and Insider Participation

    For the Company's fiscal year ended December 31, 2004, Messrs. Hertz, Kaye and Stern were officers of the Company and were members of the Board of Directors (there is no compensation committee).

III-4

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth, as of February 28, 2005, information regarding the beneficial ownership (as defined in Rule 13d-3 under the Securities Exchange Act of 1934) of the Company's Common Stock based upon the most recent information available to the Company for (i) each person known by the Company to own beneficially more than five (5%) percent of the Company's outstanding Common Stock, (ii) each of the Company's officers and directors and (iii) all officers and directors of the Company as a group. Unless otherwise indicated, each stockholder's address is c/o the Company, 95 Rockwell Place, Brooklyn, New York 11217.

	Shares Owned Beneficially (1)
Name	No. of Shares	% of Class

Barry Hertz (2)	5,622,775	54.	9%

Martin Kaye (3)	151,680	1.	6%

Stanley Stern (4)	28,953	*

Albert Drillick (5)	40,480	*

Abraham Biderman (6)	10,000	*

E. Bruce Fredrikson (7)	17,000	*

Philip Ort (6)	4,000	*

Shaya Sofer (6)	4,000	*

All Officers and Directors as a Group
(eight persons)(8)	5,878,888	56.	3%

---------------
* = less than 1%
(1)
Unless otherwise indicated, (i) each person has sole investment and voting power with respect to the shares indicated and (ii) the shares indicated are currently outstanding shares. For purposes of this table, a person or group of persons is deemed to have "beneficial ownership" of any shares as of a given date which such person has the right to acquire within 60 days after such date. For purposes of computing the percentage of outstanding shares held by each person or group of persons named above on a given date, any security which such person or persons has the right to acquire within 60 days after such date is deemed to be outstanding for the purpose of computing the percentage ownership of such person or persons, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. Subject to the foregoing, the percentages are calculated based on 9,627,047 shares outstanding.

(2)
Consists of 4,423,906 shares owned by Mr. Hertz, 559,880 shares owned by Trusts established in the names of Mr. Hertz’s children and 18,989 shares held by a family LLC managed by Mr. Hertz who owns 8% of such LLC. Mr. Hertz disclaims beneficial interest in shares owned by the Trust and 92% of the family LLC not owned by him. Also includes 620,000 shares issuable upon the exercise of presently exercisable options under the Company’s Stock Option Plans.

(3)	Consists of 7,680 shares owned of record and 144,000 shares issuable upon the exercise of presently exercisable options granted under the Company's Stock Option Plans.

(4)	Consists of 9,953 shares owned of record and 19,000 shares issuable upon the exercise of presently exercisable options granted under the Company's Stock Option Plans.

(5)
Consist of 30,220 shares owned of record jointly with his wife, 660 shares owned by a trust in the name of his child, and 9,600 shares issuable upon the exercise of presently exercisable options granted under the Company's Stock Option Plans.

(6)	Consists of shares issuable upon the exercise of presently exercisable options granted under the Company’s Stock Option Plans.

(7)	Consists of 5,600 shares owned of record and 11,400 shares issuable upon the exercise of presently exercisable options granted under the Company's Stock Option Plans.

(8)	Consists of 5,056,888 outstanding shares and 822,000 shares issuable upon exercise of options described in footnotes 2 through 7 above.

III-5

Potential Change in Control

    Mr. Hertz has pledged approximately 4.8 million shares owned by him as collateral for the Company's arbitrage trading program and in connection with certain personal margin loans. A change in control could occur in the event Mr. Hertz lost control of these pledged shares. See Notes C and G to Notes to Consolidated Financial Statements.

Equity Compensation Plan Information

    All equity compensation plans have been approved by the Company's stockholders.

		At December 31, 2004

a)	Number of securities to be issued upon exercise of outstanding
	options	1,340,000

b)	Weighted-average exercise price of outstanding options	$7.47

c)	Number of securities remaining available for future issuance
	under equity compensation plans (excluding securities reflected
	in (a) above)	1,480,000

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The Company leases its executive office facilities in Brooklyn from a limited partnership owned by the Company’s Chairman and members of his family. The Company paid the partnership rent of $600,000 for the year ended December 31, 2004 and $585,000 for the year ended December 31, 2003. The lease provides for the Company to pay $600,000 per annum through April 1, 2005.

    In connection with the Company's arbitrage trading program, the Company's Chairman pledged approximately 2.4 million shares of his holdings of the Company's common stock as additional collateral for the arbitrage trading accounts. The Company is paying its Chairman at the rate of 2% per annum on the value of the collateral pledged. Such payments aggregated $87,000 and $87,000 for the years ended December 31, 2004 and 2003, respectively.

    The Company's Chairman has a margin loan of approximately $3 million as a customer of the Company's broker-dealer that is collateralized by 2.5 million of the Company's shares owned by him with a market value of $11.9 million at December 31, 2004. This account is subject to an indemnity that covers all retail trading accounts with the Company's clearing broker, in the event they were to sustain losses.

    In August, 2004 and June, 2003, the Company's Chairman sold 4,000 and 320,000 shares of the Company's common stock to the Company for $16,000 and $928,000, respectively.

    The Company has an employee savings program under which employees may make deposits and receive interest at the prime rate. As of December 31, 2004, the Company’s Chief Financial Officer had deposits in the program of $192,000 and received interest of $6,000 and $1,000 during the years ended December 31, 2004 and 2003, respectively.

III-6

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees.
The audit fees for 2004 and 2003 were $200,000 and $145,000, respectively. All services provided by independent accountants were approved by the audit committee.

Tax Fees.
Tax fees consisted of consulting and preparation of tax returns. The fees were $30,000 in 2003.

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

III-7

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	1.	Financial Statements. See Item 8. Index to Financial Statements.

	2.	Financial Statement Schedules. Not applicable

	3.	Exhibits	Description

		3.1	Certificate of Incorporation, as amended (1)
		3.2	By-Laws (1)
		4.2	Specimen of Common Stock certificate (1)
		10.1	1994 Stock Option Plan (1)
		10.2	Form of indemnity agreement with directors (1)
		10.3	Fully Disclosed Clearing Agreement with Penson Financial Services, Inc., dated October 13, 2000 (2)
		10.4	1995 Stock Option Plan (3)
		10.5	1995 Disinterested Directors’ Stock Option Plan (4)
		10.6	1996 Stock Option Plan (5)
		10.7	1998 Stock Option Plan (6)
		10.8	2001 Stock Option Plan (7)
		10.9	2002 Stock Option Plan (8)
		10.10	No Action Letter issued by Securities Exchange Commission dated January 6, 2005 to operate Track ECN through October 6, 2005
		23	Consent of Grant Thornton LLP filed herewith
		31.1	Certification of Barry Hertz pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
		31.2	Certification of Martin Kaye pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
		32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
_ _ _ _ _ _ _ _ _ _ _ _ _ _ _

(1)	Incorporated by reference to Exhibits 3.1, 3.2, 4.2, 10.3 and 10.4 to Form S-1 Registration Statement No. 33-78570.

(2)	Incorporated by reference to Exhibit 10.3 to 10-K Annual Report for the year ended December 31, 2001

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

(6)	Incorporated by reference to Appendix A to Definitive Proxy for November 5, 1998, Annual Meeting of Stockholders

(7)	Incorporated by reference to Appendix A to Definitive Proxy for November 1, 2001, Annual Meeting of Stockholders

(8)	Incorporated by reference to Appendix A to Definitive Proxy for August 13, 2002, Annual Meeting of Stockholders

(b)	Reports on Form 8-K during fourth quarter

During the fourth quarter of 2004, the Company filed a report on Form 8-K on November 12, 2004 that included the Company's third quarter earnings release.

IV-1

SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRACK DATA CORPORATION

By	/s/ Barry Hertz

Barry Hertz, Chairman of the Board

    In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Barry Hertz	Chairman of the Board and	March 28, 2005
Barry Hertz	Chief Executive Officer

/s/ Martin Kaye	Chief Operating Officer, Chief	March 28, 2005
Martin Kaye	Financial Officer, Secretary and Director
(Principal Financial and Accounting Officer)

/s/ Stanley Stern	Senior Vice President - Customer	March 28, 2005
Stanley Stern	Relations and Director

/s/ Albert Drillick	Senior Systems Analyst and Director	March 28, 2005
Albert Drillick

/s/ Abraham Biderman	Director	March 28, 2005
Abraham Biderman

/s/ E. Bruce Fredrikson	Director	March 28, 2005
E. Bruce Fredrikson

/s/ Philip Ort	Director	March 28, 2005
Philip Ort

/s/ Shaya Sofer	Director	March 28, 2005
Shaya Sofer