Form 10-Q
period 2005-03-31
TRACK DATA CORP
filed 2005-05-13
CIK 922811

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

Commission File Number 0-24634

TRACK DATA CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	22-3181095
(State or other jurisdiction	(I.R.S. Employer
of incorporation)	Identification No.)

95 Rockwell Place
Brooklyn, NY 11217
(Address of principal executive offices)

(718) 522-7373
(Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒No ☐

Indicate by checkmark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of April 30, 2005 there were 9,588,000 shares of common stock outstanding.

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

See pages 2-11

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

See pages 12-17

Item 3.	Quantitative and qualitative Disclosures About Market Risk

See page 18

Item 4.	Controls and Procedures

See page 18

PART ll.	OTHER INFORMATION

See page 19

Track Data Corporation and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except number of shares)

	March 31,	December 31,
	2005	2004

	Unaudited	Derived from
		audited financial
ASSETS		statements

CASH AND EQUIVALENTS	$5,317	$6,818

ACCOUNTS RECEIVABLE - net of allowance for doubtful
accounts of $159 in 2005 and 2004	2,444	2,160

DUE FROM CLEARING BROKER	141	269

DUE FROM BROKER	15,702	35,751

MARKETABLE SECURITIES	22,583	20,132

FIXED ASSETS - at cost (net of accumulated depreciation)	1,759	1,787

EXCESS OF COST OVER NET ASSETS ACQUIRED - net	1,900	1,900

OTHER ASSETS	1,058	621

TOTAL	$50,904	$69,438

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Accounts payable and accrued expenses	$4,687	$4,713
Notes payable - bank	1,364	-0000
Trading securities sold but not yet purchased	16,737	33,615
Net deferred income tax liabilities	1,417	2,052
Other liabilities, including income taxes	539	2,190

Total liabilities	24,744	42,570

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock - $.01 par value; 60,000,000 shares authorized; issued and
outstanding 9,611,000 shares in 2005 and 9,627,000 shares in 2004	96	96
Additional paid-in capital	13,744	13,786
Retained earnings	10,697	10,411
Accumulated other comprehensive income	1,623	2,575

Total stockholders’ equity	26,160	26,868

TOTAL	$50,904	$69,438

See notes to condensed consolidated financial statements

Track Data Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED MARCH 31, 2005 AND 2004
(in thousands, except earnings and dividends per share)
(unaudited)

	2005	2004

SERVICE FEES AND REVENUE	$10,109	$10,773

COSTS, EXPENSES AND OTHER:
Direct operating costs	7,004	5,735
Selling and administrative expenses	3,425	3,759
Marketing and advertising	69	115
Gain on arbitrage trading	(399)	(342)
Gain on sale of marketable securities - Innodata and Edgar Online	(512)	(444)
Interest expense - net	45	77

Total	9,632	8,900

INCOME BEFORE INCOME TAXES	477	1,873

INCOME TAXES	191	749

NET INCOME	$286	$1,124

BASIC AND DILUTED NET INCOME PER SHARE	$.03	$.11

DIVIDENDS PER SHARE		$.05

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	9,623	9,798

ADJUSTED DILUTIVE SHARES OUTSTANDING	9,623	9,829

See notes to condensed consolidated financial statements

Track Data Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’
EQUITY AND COMPREHENSIVE LOSS
THREE MONTHS ENDED MARCH 31, 2005
(in thousands)
(unaudited)

				Accumulated	Total
		Additional		Other	Stock-	Compre-
	Common	Paid-in	Retained	Comprehensive	holders’	hensive
	Stock	Capital	Earnings	Income	Equity	Loss

BALANCE, JANUARY 1, 2005	$96	$13,786	$10,411	$2,575	$26,868

Net income			286		286	$286

Purchase and retirement of treasury stock		(42)			(42)

Reclassification adjustment for gain on
marketable securities-net of taxes				(182)	(182)	(182)

Unrealized loss on marketable securities -
net of taxes				(770)	(770)	(770)

Comprehensive loss						$(666)

BALANCE, MARCH 31, 2005	$96	$13,744	$10,697	$1,623	$26,160

See notes to condensed consolidated financial statements

Track Data Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2005 AND 2004
(in thousands)
(unaudited)

	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$286	$1,124
Adjustments to reconcile net income to net cash
used in operating activities:
Depreciation and amortization	199	267
Gain on sale of Innodata and Edgar Online common stock	(512)	(444)
Changes in operating assets and liabilities:
Accounts receivable and due from clearing broker	(156)	(301)
Due from broker	20,027	(4,625)
Marketable securities	(4,050)	4,167
Other assets	(439)	39
Accounts payable and accrued expenses	(26)	285
Securities sold, but not yet purchased	(16,878)	(420)
Other liabilities	(1,708)	(656)

Net cash used in operating activities	(3,257)	(564)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(171)	(246)
Proceeds from sale of Innodata and Edgar Online common stock	524	582

Net cash provided by investing activities	353	336

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from on note payable - bank	1,364	-
Net payments on notes payable - other	-0000	(494)
Dividends paid	-0000	(490)
Purchase of treasury stock	(20)	(13)
Proceeds from exercise of stock options	-0000	11
Net proceeds on loans from employees	60	38

Net cash provided by (used in) financing activities	1,404	(948)

EFFECT OF EXCHANGE RATE DIFFERENCES ON CASH	(1)	1

NET DECREASE IN CASH	(1,501)	(1,175)

CASH AND EQUIVALENTS, BEGINNING OF PERIOD	6,818	8,315

CASH AND EQUIVALENTS, END OF PERIOD	$5,317	$7,140

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$89	$363
Income taxes	1,899	1,401

See notes to condensed consolidated financial statements

Track Data Corporation and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2005 AND 2004
(unaudited)

1.
In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2005, and the results of operations and of cash flows for the three months ended March 31, 2005 and 2004. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of results that may be expected for any other interim period or for the full year.

These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2004 included in the Company’s Annual Report on Form 10-K. The accounting policies used in preparing these financial statements are the same as those described in the December 31, 2004 financial statements.

Certain reclassifications of prior year amounts were made to conform to the 2005 presentation.

On January 18, 2005, the Board of Directors authorized a one-for-five reverse stock split, which was consented to by the Company’s Chairman, CEO and principal stockholder. The stock split became effective on February 28, 2005. All share, per share, related equity accounts and stock option information in this report have been adjusted to reflect such stock split.

2.	During the three months ended March 31, 2005, the Company purchased 16,251 shares of its common stock at a cost of $42,000.

3.
The Company charges all costs incurred to establish the technological feasibility of a product or product enhancement to research and development expense. Research and development expenses were $54,000 and $57,000 for the three months ended March 31, 2005 and 2004, respectively.

4.	Advertising costs, charged to operations when incurred, were $69,000 and $115,000 for the three months ended March 31, 2005 and 2004, respectively.

5.	Marketable securities consists of the following (in thousands):

	March 31,	December 31,
	2005	2004
Edgar Online - Available for sale securities - at market	$1,756	$1,054
Innodata - Available for sale securities - at market	1,296	3,597
Arbitrage trading securities - at market	19,531	15,481

Marketable securities	$22,583	$20,132

Arbitrage trading securities sold but not yet purchased - at market	$16,737	$33,615

The Company owns 550,600 shares of Edgar Online, Inc. (“EOL”), an Internet-based supplier of business, financial and competitive intelligence derived from U.S. Securities and Exchange Commission data. The Company carries the investment at $1,756,000, the market value at March 31, 2005. The difference between the cost of $7,000 and fair market value of these securities, net of $699,000 in deferred taxes, or $1,050,000 is classified as a component of accumulated other comprehensive income included in stockholders’ equity.

The Company owns 355,103 shares of Innodata, a provider of digital content outsourcing services. The Company carries the investment at $1,296,000, the market value at March 31, 2005. The difference between the cost of $341,000 and fair market value of these securities, net of $382,000 in deferred taxes, or $573,000 is classified as a component of accumulated other comprehensive income included in stockholders' equity.

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

As of March 31, 2005, trading securities had a long market value of $19,531,000 with a cost of $19,821,000, or a net unrealized loss of $290,000. Securities sold but not yet purchased, had a short market value of $16,737,000 with a cost/short proceeds of $17,065,000, or a net unrealized gain of $328,000. The Company expects that its March 31, 2005 positions will be closed during the second quarter of 2005 and that other positions with the same strategy will be established. The Company pledged its holdings in EOL and Innodata as collateral for its trading accounts. In addition, the Company's Chairman pledged approximately 2.4 million shares of his holdings in the Company's common stock as collateral for these accounts. The Company is paying its Chairman at the rate of 2% per annum on the value of the collateral pledged. Such payments aggregated $13,000 and $30,000, respectively, for the three months ended March 31, 2005 and 2004, respectively.

The Company recognized gains from arbitrage trading of $399,000 and $342,000 for the three months ended March 31, 2005 and 2004, respectively.

At December 31, 2004, trading securities had a long market value of $15,481,000 with a cost of $15,481,000. Securities sold but not yet purchased, had a short market value of $33,615,000 with a cost/short proceeds of $33,534,000, or a net unrealized loss of $81,000.

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

6.
Earnings Per Share--Basic earnings per share is based on the weighted average number of common shares outstanding without consideration of potential common stock issuance. Diluted earnings per share is based on the weighted average number of common and potential dilutive common shares outstanding. There was no effect on earnings per share as a result of potential dilution. The calculation takes into account the shares that may be issued upon exercise of stock options, reduced by the shares that may be repurchased with the funds received from the exercise, based on the average price during the period. The calculation did not take into account options to purchase 1,340,000 and 1,514,000 shares for the three months ended March 31, 2005 and 2004, respectively, as they were anti-dilutive.

Earnings per share (in thousands, except per share):

	Three Months Ended March 31
	2005	2004
Net income	$286	$1,124

Weighted average common shares outstanding	9,623	9,798
Dilutive effect of outstanding warrants and options	-0000	31

Adjusted for dilutive computation	9,623	9,829

Basic income per share	$.03	$.11

Diluted income per share	$.03	$.11

7.
Accounting for Stock Options--On December 31, 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS 148 amends the disclosure provisions of SFAS 123 and APB Opinion No. 28, "Interim Financial Reporting," to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The adoption of SFAS 148 disclosure requirements did not have an effect on the Company's consolidated financial statements. At March 31, 2005, the Company has seven stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans were issued to employees and directors and had exercise prices equal to or greater than the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation. The effects of applying SFAS 123 in this proforma disclosure are not indicative of future results.

	Three Months Ended March 31,
	2005	2004
	(in thousands, except earnings per share)

Net income, as reported	$286	$1,124
Deduct: Total stock-based employee compensation
expense determined under fair value based method for
all awards, net of related tax effects	(80)	(200)

Net income, as adjusted	$206	$924

Earnings per share:
Basic and diluted --as reported	$.03	$.11
Basic and diluted --as adjusted	$.02	$.09

8.
Segment Information-- The Company is a financial services company that provides real-time financial market data, fundamental research, charting and analytical services to institutional and individual investors through dedicated telecommunication lines and the Internet. The Company also disseminates news and third-party database information from more than 100 sources worldwide. The Company owns Track Data Securities Corp., a registered securities broker-dealer and member of the National Association of Securities Dealers, Inc. The Company provides a proprietary, fully integrated Internet-based online trading and market data system, proTrack, for the professional institutional traders, and myTrack and TrackTrade, for the individual trader. The Company also operates Track ECN, an electronic communications network that enables traders to display and match limit orders for stocks. The Company's operations are classified in three business segments: (1) market data services and trading, including ECN services, to the institutional professional investment community, and (2) Internet-based online trading and market data services to the non-professional individual investor community, and (3) arbitrage trading. See Note 5.

Segment data includes charges allocating corporate overhead to each segment. The Company has not disclosed asset information by segment as the information is not produced internally. Substantially all long-lived assets are located in the U.S. The Company's business is predominantly in the U.S. Revenues and net income from international operations are not material.

In 2005, the Company presents Arbitrage Trading as an additional segment and has restated the 2004 segment information. Accordingly, income before unallocated amounts and income taxes for the Non-Professional Market segment has been increased in 2004, principally for compensation expenses, by $78,000, that have been allocated to the Arbitrage Trading segment. Further, certain interest costs in 2004 of approximately $68,000 have been allocated to the Arbitrage Trading segment.

Information concerning operations in its business segments is as follows (in thousands):

Revenues	2005	2004
Professional Market	$6,793	$6,401
Non-Professional Market	3,316	4,372

Total Revenues	$10,109	$10,773

Arbitrage Trading - Gain on sale of marketable securities	$399	$342

Income (loss) before unallocated amounts and income taxes:
Professional Market	$(783)	$392
Non-Professional Market	653	1,117
Arbitrage Trading (including interest)	302	196
Unallocated amounts:
Depreciation and amortization	(199)	(267)
Gain on sale of Innodata and Edgar Online common stock	512	444
Interest expense-net	(8)	(9)

Income before taxes	$477	$1,873

9.	Transactions with Clearing Broker and Customers--The Company conducts business through a clearing broker which settles all trades for the Company, on a fully disclosed basis, on behalf of its customers. The Company earns commissions as an introducing broker for the transactions of its customers. In the normal course of business, the Company's customer activities involve the execution of various customer securities transactions. These activities may expose the Company to off-balance sheet risk in the event the customer or other broker is unable to fulfill its contracted obligations and the Company has to purchase or sell the financial instrument underlying the obligation at a loss.

The Company's customer securities activities are transacted on either a cash or margin basis. In margin transactions, the clearing broker extends credit to the Company's customers, subject to various regulatory margin requirements, collateralized by cash and securities in the customers' accounts. However, the Company is required to either obtain additional collateral or to sell the customer's position if such collateral is not forthcoming. The Company is responsible for any losses on such margin loans, and has agreed to indemnify its clearing broker for losses that the clearing broker may sustain from the customer accounts introduced by the Company. The Company's Chairman and CEO has a margin loan of approximately $2.85 million as a customer of the Company's broker-dealer which is collateralized by 2.5 million of the Company's shares owned by him with a market value of $6.5 million as of March 31, 2005, and which is also subject to such indemnity by the Company in the event the clearing broker were to sustain losses.

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

10.
Net Capital Requirements--The SEC, NASD, and various other regulatory agencies have stringent rules requiring the maintenance of specific levels of net capital by securities brokers, including the SEC’s uniform net capital rule, which governs Track Data Securities Corp. (“TDSC”). Net capital is defined as assets minus liabilities, plus other allowable credits and qualifying subordinated borrowings less mandatory deductions that result from excluding assets that are not readily convertible into cash and from valuing other assets, such as a firm’s positions in securities, conservatively. Among these deductions are adjustments in the market value of securities to reflect the possibility of a market decline prior to disposition.

As of March 31, 2005, TDSC was required to maintain minimum net capital, in accordance with SEC rules, of $1 million and had total net capital of $2,164,000, or approximately $1,164,000 in excess of minimum net capital requirements.

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

11.	Comprehensive (loss) income is as follows (in thousands):

	Three Months Ended
	March 31,
	2005	2004
Net income	$286	$1,124
Unrealized loss on marketable securities-net of taxes	(770)	(343)
Reclassification adjustment for gain on marketable securities -
net of taxes	(182)	(264)

Comprehensive (loss) income	$(666)	$517

12.
In December 2004, the FASB issued SFAS 123(R), “Share-Based Payment.” SFAS 123(R) amends certain provisions of SFAS 123 with respect to transactions with employees. The adoption of the new requirements will result in compensation charges to the Company’s income statement for the fair value of options granted to employees after June 15, 2005, as well as the compensation cost for the portion of outstanding awards for which the requisite service has not yet been rendered as of June 15, 2005. In April 2005, the Securities and Exchange Commission announced a deferral of the effective date of SFAS 123(R) for calendar year companies until the beginning of 2006. The Company is currently evaluating the impact SFAS 123(R) will have on additional compensation expense in future periods, but does not expect it to be material.

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

Relevant Factors

    The Company's Professional Market segment revenues experienced significant declines during the last three years from a combination of staffing reductions in the securities industry, the use by customers of internally developed services, or lower priced services offered by the Company or other vendors. This trend has continued in 2005. Revenues from Track ECN declined dramatically in 2003 principally from the introduction of Nasdaq's SuperMontage trading system in late 2002. In March 2004, Nasdaq eliminated the preferencing of market makers over ECNs in SuperMontage. This change resulted in increased revenues for the Track ECN in 2004. Track ECN currently offers the highest published rebate in the industry and has recently been successful in attracting new subscribers. Despite the addition of new subscribers the Company is experiencing a decline in ECN revenues in the second quarter of 2005. Profit margins are very low in this business and significant volume is necessary to have an impact on the results of operations. The Company anticipates obtaining approval for self clearing of its ECN business in 2005 in an effort to decrease costs associated with ECN revenues. The Company has recently focused more attention to attracting professional trading customers to its online trading business in an effort to increase overall revenues and profits.

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

Results of Operations

Three Months ended March 31, 2005 and 2004

    Revenues for the three months ended March 31, 2005 and 2004 were $10,109,000 and $10,773,000, respectively, a decrease of 6%. The Company’s Professional Market segment had revenues for the three months ended March 31, 2005 and 2004 of $6,793,000 and $6,401,000, respectively, an increase of 6% for this segment. The Company’s Non-Professional Market segment had revenues of $3,316,000 and $4,372,000, respectively, for the three months ended March 31, 2005 and 2004, a decrease of 24% for this segment. Since 2001, the Company has experienced a decline in revenues from its market data services to the Professional Market segment due principally to staffing reductions in the securities industry, the use by customers of internally developed services, or lower priced services that are offered by the Company or other vendors. This trend has continued in 2005, negatively impacting revenues and profits. Increased revenues from the Company’s Track ECN and its Newsware division offset the decline in market data revenues; however, these increased revenues did not offset the reduction in profits. Track ECN currently offers the highest published rebate in the industry and has recently been successful in attracting new subscribers, resulting in increased revenues. However, in the first month of the second quarter of 2005 ECN volume was lower than the first month of the first quarter as customer trading has declined. In the Non-Professional Market segment, the Company experienced a decline in revenues due to lower trading volumes and market data revenues.

    Direct operating costs were $7,004,000 for the three months ended March 31, 2005 and $5,735,000 for the similar period in 2004, an increase of 22%. Direct operating costs as a percentage of revenues were 69% in 2005 and 53% in 2004. Without giving effect to unallocated depreciation, amortization expense and costs directly allocated to the Arbitrage segment, the Company’s Professional Market segment had $5,067,000 and $3,475,000 of direct costs for the three months ended March 31, 2005 and 2004, respectively, an increase of 46%. Direct operating costs as a percentage of revenues for the Professional segment were 75% in 2005 and 54% in 2004. The significant dollar and percentage increase was principally due to costs associated with the increased ECN revenues which have minimal gross margins and increased clearing costs until the Company commences self clearing of its ECN operations. The Professional market segment includes a credit of $370,000 for telecommunication costs recognized in prior periods. The Company’s Non-Professional Market segment had $1,713,000 and $2,003,000 in direct costs for the three months ended March 31, 2005 and 2004, respectively, a decrease of 14%. Direct operating costs as a percentage of revenues for the Non-Professional segment were 52% in 2005 and 46% in 2004. The dollar decline was principally due to the decreased revenues. Direct operating costs include direct payroll, direct telecommunication costs, computer supplies, depreciation, equipment lease expense and the amortization of software development costs, costs of clearing, back office payroll and other direct broker-dealer expenses and ECN customer commissions and clearing. Certain direct operating costs are allocated to each segment based on revenues.

    Selling and administrative expenses were $3,425,000 and $3,759,000 in the 2005 and 2004 periods, respectively, a decrease of 9%. Selling and administrative expenses as a percentage of revenues was 34% in 2005 and 35% in 2004. Without giving effect to unallocated depreciation, amortization expense and costs directly allocated to the Arbitrage segment, selling and administrative expenses for the Professional Market segment were $2,324,000 and $2,237,000 in the 2005 and 2004 periods, respectively, an increase of 4%. For the Professional Market segment selling and administrative expenses as a percentage of revenues was 34% in 2005 and 35% in 2004. Selling and administrative expenses for the Non-Professional segment were $1,067,000 and $1,545,000 in the 2005 and 2004 periods, respectively, a decrease of 31%. For the Non-Professional segment selling and administrative expense as a percentage of revenue was 32% in 2005 and 35% in 2004. The decrease in selling and administrative expenses was due principally to reduced allocations of shared expenses due to reduced revenues. Certain selling and administrative expenses are allocated to each segment based on revenues.

    Marketing and advertising costs were $69,000 in 2005 and $115,000 in 2004. The Professional Market segment spent $42,000 in 2005 and $109,000 in 2004. The Non-Professional segment incurred marketing costs of $27,000 in 2005 and $6,000 in 2004.

    The Professional Market segment realized a loss of $783,000 before unallocated amounts and income taxes in 2005 compared to income of $392,000 in 2004. The Non-Professional Market segment realized $653,000 in income in 2005 and $1,117,000 in income in 2004 before unallocated amounts and income taxes. The Arbitrage segment realized income of $302,000 in 2005 compared to $196,000 in 2004 before unallocated amounts and income taxes.

    In 2005 and 2004, the Company recognized gains of $512,000 and $444,000, respectively, from the sale of shares of Innodata and Edgar Online common stock.

    Net interest expense in 2005 was $45,000 compared to $77,000 in 2004. The decrease in interest expense in 2005 is due principally to lower levels of margin debt in connection with the Company's arbitrage trading program.

    As a result of the above-mentioned factors, the Company realized income before income taxes of $477,000 in the 2005 period compared to $1,873,000 in the 2004 period.

    The Company's effective tax rate was 40% in 2005 and 2004.

    The Company realized net income of $286,000 in 2005 compared to $1,124,000 in 2004.

Liquidity and Capital Resources

    During the three months ended March 31, 2005, cash used in operating activities was $3,257,000 compared to $564,000 in 2004. The increase in 2005 was principally due to lower income from operations and increased payments of liabilities, principally for income taxes. Cash flows provided by investing activities in 2005 was $353,000 compared to $336,000 in 2004. Cash flows provided by financing activities was $1,404,000 in 2005 compared to cash used in financing activities of $948,000 in 2004, principally due to increased bank borrowing.

    The Company has a line of credit with a bank. The line is collateralized by the assets of the Company and is guaranteed by its Chairman. Interest is charged at 1.75% above the bank’s prime rate and is due on demand. The Company may borrow up to 80% of eligible market data service receivables, as defined, and is required to maintain a compensating balance of 10% of the outstanding loans. At March 31, 2005, the Company had borrowings of $1,364,000 under the line. Borrowings available on the line of credit at March 31, 2005 was $207,000.

    The Company has significant positions in stocks and options and receives significant proceeds from the sale of trading securities sold but not yet purchased under the arbitrage trading strategy described in Note 5 of Notes to Consolidated Financial Statements. The Company expects that its March 31, 2005 positions will be closed during the second quarter of 2005 and that other positions with the same strategy will be established. The level of trading activity is substantially dependent on the value of the shares of Track Data pledged by its CEO, and Innodata and Edgar Online common stock that is held as collateral.

    The Company authorized a buy back of its common stock in June, 2003 of up to 400,000 shares (186,000 shares remain under the buyback authorization at March 31, 2005). No major capital expenditures are anticipated beyond the normal replacement of equipment and additional equipment to meet customer requirements. The Company believes that borrowings available under the Company’s line of credit, its present cash position, and any cash that may be generated from operations are sufficient for the Company’s cash requirements for the next 12 months.

    The Company is subject to legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the Company's financial position.

    In connection with the Company's broker-dealer operations, certain customer securities activities are transacted on a margin basis. The Company's clearing broker extends credit to the Company's customers, subject to various regulatory margin requirements, collateralized by cash and securities in the customers' accounts. In the event of a decline in the market value of the securities in a margin account, the Company is required to either obtain additional collateral from the customer or to sell the customer's position if such collateral is not forthcoming. The Company is responsible for any losses on such margin loans, and has agreed to indemnify its clearing broker for losses that the clearing broker may sustain from the customer accounts introduced by the Company. The Company's Chairman and CEO has a margin loan of approximately $2.85 million as a customer of the Company's broker-dealer that is collateralized by 2.5 million of the Company's shares owned by him with a market value at March 31, 2005 of $6.5 million, and which is also subject to such indemnity by the Company in the event the clearing broker were to sustain losses. The Company and its clearing broker seek to control the risks associated with customer activities by monitoring required margin levels daily and, pursuant to such guidelines, requiring the customer to deposit additional collateral or to reduce positions when necessary.

Contractual Obligations and Commitments

    At December 31, 2004, the Company had operating lease obligations aggregating $1,598,000 pursuant to which payments are due as follows: $630,000 in 2005; $350,000 in 2006; $222,000 in 2007; $167,000 in 2008; and $229,000 in 2009. There are no significant changes in such commitments as of March 31, 2005.

    In connection with the Company's broker-dealer operations, certain customer securities activities are transacted on a margin basis. The Company is responsible for any losses on such margin loans, and has agreed to indemnify its clearing broker for losses that the clearing broker may sustain from the customer accounts introduced by the Company. The Company's Chairman and CEO has a margin loan of approximately $2.85 million as a customer of the Company's broker-dealer, which is carried by its clearing broker, that is collateralized by 2.5 million of the Company's shares owned by him with a market value at March 31, 2005 of $6.5 million, and which is also subject to such indemnity in the event the clearing broker were to sustain losses.

Critical Accounting Policies

    Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results when different assumptions are utilized. We believe that our principal critical accounting policies are described below. For a detailed discussion on the application of these and other accounting policies, see Note A of Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

New Pronouncements

    In December 2004, the FASB issued SFAS 123(R), “Share-Based Payment.” SFAS 123(R) amends certain provisions of SFAS 123 with respect to transactions with employees. The adoption of the new requirements will result in compensation charges to the Company’s income statement for the fair value of options granted to employees after June 15, 2005, as well as the compensation cost for the portion of outstanding awards for which the requisite service has not yet been rendered as of June 15, 2005. In April 2005, the Securities and Exchange Commission announced a deferral of the effective date of SFAS 123(R) for calendar year companies until the beginning of 2006. The Company is currently evaluating the impact SFAS 123(R) will have on additional compensation expense in future periods, but does not expect it to be material.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company is exposed to interest rate change market risk with respect to its credit facility with a financial institution, which is priced based on the prime rate of interest. At March 31, 2005, there was $1,364,000 outstanding under the credit facility. Changes in the prime interest rate during fiscal 2005 will have a positive or negative effect on the Company's interest expense. Such exposure will increase should the Company maintain higher levels of borrowing during 2005.

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

    The Company conducts business through a clearing broker, which settles all trades for the Company, on a fully disclosed basis, on behalf of its customers. The Company earns commissions as an introducing broker for the transactions of its customers. In the normal course of business, the Company's customer activities involve the execution of various customer securities transactions. These activities may expose the Company to off-balance-sheet risk in the event the customer or other broker is unable to fulfill its contracted obligations and the Company has to purchase or sell the financial instrument underlying the obligation at a loss.

ITEM 4.  CONTROLS AND PROCEDURES

An evaluation has been carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and the operation of our "disclosure controls and procedures" (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2005 (“Evaluation Date”). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, the disclosure controls and procedures are reasonably designed and effective to ensure that (i) information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings. Not Applicable

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Total Number
of Shares
		Number of		Purchased as	Maximum Number
		Shares of	Average	Part of	of Shares That May
	Period	Common Stock	Price Paid	Publicly	Yet be Purchased
	Purchased	Purchased	Per Share	Announced Plans	Under the Plans

	January, 2005				202,503

	February, 2005				202,503

	March, 2005	16,251	$2.59	16,251	186,252

	Total	16,251		16,251

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

TRACK DATA CORPORATION

Date:	5/12/05	/s/ Barry Hertz

Barry Hertz
Chairman of the Board
Chief Executive Officer

Date:	5/12/05	/s/ Martin Kaye

Martin Kaye
Chief Operating Officer
Principal Financial Officer