Form 10-Q
period 2005-06-30
TRACK DATA CORP
filed 2005-08-12
CIK 922811

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of July 31, 2005 there were 9,422,209 shares of common stock outstanding.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

See pages 2-13

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

See pages 14-21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

See page 22

Item 4.	Controls and Procedures

See page 22

PART ll.	OTHER INFORMATION

See page 23

Track Data Corporation and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except number of shares)

	June 30,	December 31,
	2005	2004

	Unaudited	Derived from
		audited financial
ASSETS		statements

CASH AND EQUIVALENTS	$5,060	$6,818

ACCOUNTS RECEIVABLE - net of allowance for doubtful
accounts of $159 in 2005 and 2004	1,945	2,160

DUE FROM CLEARING BROKER	74	269

DUE FROM BROKER	-	35,751

MARKETABLE SECURITIES	40,059	20,132

FIXED ASSETS - at cost (net of accumulated depreciation)	1,864	1,787

EXCESS OF COST OVER NET ASSETS ACQUIRED - net	1,900	1,900

OTHER ASSETS	1,046	621

TOTAL	$51,948	$69,438

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Accounts payable and accrued expenses	$4,305	$4,713
Notes payable - bank	701	-
Due to broker	4,838	-
Trading securities sold but not yet purchased	15,638	33,615
Net deferred income tax liabilities	1,000	2,052
Other liabilities, including income taxes	658	2,190

Total liabilities	27,140	42,570

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock - $.01 par value; 60,000,000 shares authorized; issued and
outstanding 9,436,000 shares in 2005 and 9,627,000 shares in 2004	94	96
Additional paid-in capital	13,325	13,786
Retained earnings	10,392	10,411
Accumulated other comprehensive income	997	2,575

Total stockholders’ equity	24,808	26,868

TOTAL	$51,948	$69,438

See notes to condensed consolidated financial statements

Track Data Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2005 AND 2004
(in thousands, except earnings and dividends per share)
(unaudited)

	2005	2004

SERVICE FEES AND REVENUE	$18,587	$20,595

COSTS, EXPENSES AND OTHER:
Direct operating costs	13,041	11,423
Selling and administrative expenses	6,579	7,407
Marketing and advertising	171	268
Gain on arbitrage trading	(191)	(1,111)
Gain on sale of marketable securities - Innodata and Edgar Online	(1,055)	(542)
Interest expense - net	74	122

Total	18,619	17,567

(LOSS) INCOME BEFORE INCOME TAXES	(32)	3,028

(BENEFIT FROM) INCOME TAXES	(13)	1,211

NET (LOSS) INCOME	$(19)	$1,817

BASIC AND DILUTED NET INCOME PER SHARE	$.00	$.19

DIVIDENDS PER SHARE		$.05

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	9,570	9,785

ADJUSTED DILUTIVE SHARES OUTSTANDING	9,570	9,802

See notes to condensed consolidated financial statements

Track Data Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2005 AND 2004
(in thousands, except earnings and dividends per share)
(unaudited)

	2005	2004

SERVICE FEES AND REVENUE	$8,478	$9,822

COSTS, EXPENSES AND OTHER:
Direct operating costs	6,037	5,688
Selling and administrative expenses	3,155	3,648
Marketing and advertising	102	153
Loss (gain) on arbitrage trading	207	(769)
Gain on sale of marketable securities - Innodata and EdgarOnline	(543)	(98)
Interest expense - net	29	45

Total	8,987	8,667

(LOSS) INCOME BEFORE INCOME TAXES	(509)	1,155

(BENEFIT FROM) INCOME TAXES	(204)	462

NET (LOSS) INCOME	$(305)	$693

BASIC AND DILUTED NET (LOSS) INCOME PER SHARE	$(.03)	$.07

WEIGHTED AVERAGE SHARES OUTSTANDING	9,528	9,776

ADJUSTED DILUTIVE SHARES OUTSTANDING	9,528	9,778

See notes to condensed consolidated financial statements

Track Data Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’
EQUITY AND COMPREHENSIVE LOSS
SIX MONTHS ENDED JUNE 30, 2005
(in thousands)
(unaudited)

				Accumulated	Total
		Additional		Other	Stock-	Compre-
	Common	Paid-in	Retained	Comprehensive	holders’	hensive
	Stock	Capital	Earnings	Income	Equity	Loss

BALANCE, JANUARY 1, 2005	$96	$13,786	$10,411	$2,575	$26,868

Net loss			(19)		(19)	$(19)

Purchase and retirement of treasury stock	(2)	(461)			(463)

Reclassification adjustment for gain on
marketable securities-net of taxes				(460)	(460)	(460)

Unrealized loss on marketable securities -
net of taxes				(1,118)	(1,118)	(1,118)

Comprehensive loss						$(1,597)

BALANCE, JUNE 30, 2005	$94	$13,325	$10,392	$997	$24,808

Track Data Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2005 AND 2004
(in thousands)
(unaudited)

	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(19)	$1,817
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	398	564
Gain on sale of Innodata and Edgar Online common stock	(1,055)	(542)
Changes in operating assets and liabilities:
Accounts receivable and due from clearing broker	410	(215)
Due from broker	40,575	(11,376)
Marketable securities	(22,572)	(2,015)
Other assets	2	140
Accounts payable and accrued expenses	(408)	123
Securities sold, but not yet purchased	(17,977)	11,628
Other liabilities	(2,067)	(1,189)

Net cash used in operating activities	(2,713)	(1,065)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(475)	(337)
Proceeds from sale of Innodata and Edgar Online common stock	1,069	711

Net cash provided by investing activities	594	374

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from note payable - bank	701	-
Net payments on notes payable - other	-	(494)
Dividends paid	-	(490)
Net proceeds on loans from employee savings program	113	62
Purchase of treasury stock	(449)	(296)
Proceeds from exercise of stock options	-	11

Net cash provided by (used in) financing activities	365	(1,207)

EFFECT OF EXCHANGE RATE DIFFERENCES ON CASH	(4)	-

NET DECREASE IN CASH	(1,758)	(1,898)

CASH, BEGINNING OF PERIOD	6,818	8,315

CASH, END OF PERIOD	$5,060	$6,417

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$197	$389
Income taxes	1,965	2,389

See notes to condensed consolidated financial statements

Track Data Corporation and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2005 AND 2004
(unaudited)

1.
In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2005, and the results of operations for the three and six month periods ended June 30, 2005 and 2004 and of cash flows for the six months ended June 30, 2005 and 2004. The results of operations for the six months ended June 30, 2005 are not necessarily indicative of results that may be expected for any other interim period or for the full year.

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

2.
During the six months ended June 30, 2005, the Company purchased 191,000 shares of its common stock at a cost of $463,000. The purchases include 100,000 shares purchased from the Company’s Chairman for $237,000.

3.
The Company charges all costs incurred to establish the technological feasibility of a product or product enhancement to research and development expense. Research and development expenses, included in direct operating costs, were $112,000 and $133,000 for the six months ended June 30, 2005 and 2004, respectively.

4.	Advertising costs, charged to operations when incurred, were $171,000 and $268,000 for the six months ended June 30, 2005 and 2004, respectively.

5.	Marketable securities consists of the following (in thousands):

	June 30,	December 31,
	2005	2004
Edgar Online - Available for sale securities - at market	$963	$1,054
Innodata - Available for sale securities - at market	1,043	3,597
Arbitrage trading securities - at market	38,053	15,481

Marketable securities	$40,059	$20,132

Arbitrage trading securities sold but not yet purchased - at market	$15,638	$33,615

The Company owns 404,634 shares of Edgar Online, Inc. (“EOL”), an Internet-based supplier of business, financial and competitive intelligence derived from U.S. Securities and Exchange Commission data. The Company carries the investment at $963,000, the market value at June 30, 2005. The difference between the cost of $5,000 and fair market value of these securities, net of $383,000 in deferred taxes, or $575,000 is classified as a component of accumulated other comprehensive income included in stockholders’ equity.

The Company owns 354,903 shares of Innodata, a provider of digital content outsourcing services. The Company carries the investment at $1,043,000, the market value at June 30, 2005. The difference between the cost of $340,000 and fair market value of these securities, net of $281,000 in deferred taxes, or $422,000 is classified as a component of accumulated other comprehensive income included in stockholders' equity.

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

As of June 30, 2005, trading securities had a long market value of $38,053,000 with a cost of $38,203,000, or a net unrealized loss of $150,000. Securities sold but not yet purchased, had a short market value of $15,638,000 with a cost/short proceeds of $15,761,000, or a net unrealized gain of $123,000. The Company expects that its June 30, 2005 positions will be closed during the third quarter of 2005 and that other positions with the same strategy will be established. The Company pledged its holdings in EOL and Innodata as collateral for its trading accounts. In addition, the Company's Chairman pledged approximately 2.4 million shares of his holdings in the Company's common stock as collateral for these accounts. The Company is paying its Chairman at the rate of 2% per annum on the value of the collateral pledged. Such payments aggregated $23,000 and $52,000, respectively, for the six months ended June 30, 2005 and 2004, respectively.

The Company recognized gains from arbitrage trading of $191,000 and $1,111,000 for the six months ended June 30, 2005 and 2004, respectively. The Company recognized a loss from arbitrage trading of $(207,000) and a gain of $769,000 for the three months ended June 30, 2005 and 2004, respectively.

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

6.
Earnings Per Share--Basic earnings per share is based on the weighted average number of common shares outstanding without consideration of potential common stock issuance. Diluted earnings per share is based on the weighted average number of common and potential dilutive common shares outstanding. There was no effect on earnings per share as a result of potential dilution. The calculation takes into account the shares that may be issued upon exercise of stock options, reduced by the shares that may be repurchased with the funds received from the exercise, based on the average price during the period. The calculation did not take into account options to purchase 1,192,000 and 1,332,000 shares for the six months ended June 30, 2005 and 2004, respectively, as they were anti-dilutive.

Earnings per share (in thousands, except per share):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net (loss) income	$(305)	$693	$(19)	$1,817

Weighted average common shares outstanding	9,528	9,776	9,570	9,785
Dilutive effect of outstanding options	-0000	2	-000	17

Adjusted for dilutive computation	9,528	9,778	9,570	9,802

Basic (loss) income per share	$(.03)	$.07	$.00	$.19

Diluted (loss) income per share	$(.03)	$.07	$.00	$.19

7.
Accounting for Stock Options--On December 31, 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS 148 amends the disclosure provisions of SFAS 123 and APB Opinion No. 28, "Interim Financial Reporting," to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The adoption of SFAS 148 disclosure requirements did not have an effect on the Company's consolidated financial statements. At June 30, 2005, the Company has seven stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans were issued to employees and directors and had exercise prices equal to or greater than the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation. The effects of applying SFAS 123 in this proforma disclosure are not indicative of future results.

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
	(in thousands, except earnings per share)
Net (loss) income, as reported	$(305)	$693	$(19)	$1,817
Deduct: Total stock-based employee compensation
expense determined under fair value based method for
all awards, net of related tax effects	(46)	(248)	(126)	(448)

Net (loss) income as adjusted	$(351)	$445	$(145)	$1,369

(Loss) earnings per share:
Basic and diluted --as reported	$(.03)	$.07	$.00	$.19
Basic and diluted --as adjusted	$(.04)	$.05	$(.02)	$.14

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

In 2005, the Company presents Arbitrage Trading as an additional segment and has restated the 2004 segment information. Accordingly, income before unallocated amounts and income taxes for the Non-Professional Market segment has been increased in 2004, principally for compensation expenses, by $88,000 and $166,000, for the three and six month periods ended June 30, 2004, respectively, that have been allocated to the Arbitrage Trading segment. Further, interest income of $30,000 and interest expense of $39,000, for the three and six month periods ended June 30, 2004, respectively, have been allocated to the Arbitrage Trading segment.

Information concerning operations in its business segments is as follows (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Revenues
Professional Market	$5,831	$6,092	$12,624	$12,493
Non-Professional Market	2,647	3,730	5,963	8,102

Total	$8,478	$9,822	$18,587	$20,595

Arbitrage Trading - (loss) gain on sale
of marketable securities	$(207)	$769	$191	$1,111

(Loss) income before unallocated
amounts and income taxes:
Professional Market	$(744)	$160	$(1,383)	$552
Non-Professional Market	162	558	671	1,674
Arbitrage Trading (including interest)	(281)	711	20	907
Unallocated amounts:
Depreciation and amortization	(199)	(297)	(398)	(564)
Gain on sale of Innodata and Edgar Online common stock	543	98	1,055	542
Interest income (expense), net	10	(75)	3	(83)

(Loss) income before income taxes	$(509)	$1,155	$(32)	$3,028

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

The Company's customer securities activities are transacted on either a cash or margin basis. In margin transactions, the clearing broker extends credit to the Company's customers, subject to various regulatory margin requirements, collateralized by cash and securities in the customers' accounts. However, the Company is required to either obtain additional collateral or to sell the customer's position if such collateral is not forthcoming. The Company is responsible for any losses on such margin loans, and has agreed to indemnify its clearing broker for losses that the clearing broker may sustain from the customer accounts introduced by the Company. The Company's Chairman and CEO has a margin loan of approximately $2.7 million as a customer of the Company's broker-dealer which is collateralized by 2.5 million of the Company's shares owned by him with a market value of $6 million as of June 30, 2005, and which is also subject to such indemnity by the Company in the event the clearing broker were to sustain losses.

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

As of June 30, 2005, TDSC was required to maintain minimum net capital, in accordance with SEC rules, of $1 million and had total net capital of $2,021,000, or approximately $1,021,000 in excess of minimum net capital requirements.

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

11.
In August, 2000, the Company acquired a minority interest in ODL Securities, Ltd., a broker-dealer in the U.K., for $10,000. The Company has a put option and extended a call option on its minority interest with certain other shareholders, exercisable by either party from December 12, 2005 until January 11, 2006, at a price of 304,760 British Pounds (approximately $546,000 at June 30, 2005).

12.	Comprehensive (loss) income is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net (loss) income	$(305)	$693	$(19)	$1,817
Reclassification adjustment for
gain on marketable securities
- net of taxes	(278)	(55)	(460)	(319)
Unrealized loss on marketable
securities-net of taxes	(348)	(164)	(1,118)	(507)
Comprehensive (loss) income	$(931)	$474	$(1,597)	$991

13.
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

In June 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition via a cumulative effect adjustment within net income of the period of the change. SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, SFAS 154 does not change the transition provisions of any existing accounting pronouncements. We do not believe the adoption of SFAS 154 will have a material impact on our financial statements.

14.
Subsequent Events--In July, 2005, the Company acquired a 19% equity interest, subject to upward adjustment based on a requirement to meet certain minimum revenue commitments, in txtQuotes, Inc., a privately held start-up operation, intending to commence business delivering stock quotes and other related information through premium text messaging using cell phones. The investment was $500,000, consisting of an initial payment of $100,000, three additional payments of $50,000 due the later of three consecutive monthly payments or txtQuotes achieving $50,000, $100,000 and $150,000 cumulative revenues, respectively. In addition, the Company is providing up to $250,000 of stock quotes and related services to txtQuotes. The Company has no obligation to pay additional cash if the services are not fully utilized.

On August 3, 2005, the Company announced that on or about August 17, 2005, it will commence a tender offer for up to 1 million shares, or approximately 10.6% of its outstanding common stock, at a price of $3.00 per share, or a total of $3 million if the Company purchases the maximum number of shares. Assuming the tender offer commences on August 17, 2005, the offer will expire at 12:00 midnight, New York City time, on September 16, 2005, unless the Company extends the offer. The Company has the right to increase the number of shares it purchases in the tender offer by up to 2% of its outstanding common stock, or approximately 188,000 shares, for a total of 1,188,000 shares, without extending the offer. The Company will not accept any shares tendered if it will result in a "going private" transaction. The Company's Chairman, who is also its controlling stockholder, intends to tender the lesser of (a) 20% of the total shares tendered, including the shares tendered by him, and (b) 200,000 shares.

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

Relevant Factors

    The Company's Professional Market segment revenues experienced significant declines during the last three years from a combination of staffing reductions in the securities industry, the use by customers of internally developed services, or lower priced services offered by the Company or other vendors. This trend has continued in 2005. Revenues from Track ECN declined dramatically in 2003 principally from the introduction of Nasdaq's SuperMontage trading system in late 2002. In March 2004, Nasdaq eliminated the preferencing of market makers over ECNs in SuperMontage. This change resulted in increased revenues for the Track ECN in 2004. Track ECN currently offers the highest published rebate in the industry and has recently been successful in attracting new subscribers. Despite the addition of new subscribers, the Company experienced a decline in ECN revenues in the second quarter of 2005 compared to the first quarter of 2005. Profit margins are very low in this business and significant volume is necessary to have an impact on the results of operations. The Company anticipates that it will commence self clearing of its ECN business by the end of the third quarter of 2005 in an effort to decrease costs associated with ECN revenues. The Company has recently focused more attention to attracting professional trading customers to its online trading business in an effort to increase overall revenues and profits.

    The Non-Professional Market segment revenues have been inconsistent month to month but have been down overall when compared to the same periods in the prior year. The Company is attempting to grow revenues in this segment, principally through marketing alliances and limited advertising to attract new customers, and by offering additional services to existing customers by introducing foreign stock trading in 2005. The Company presently offers trading of U.S. based stocks, options, e-mini futures and foreign currency.

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

Results of Operations

Three Months ended June 30, 2005 and 2004

    Revenues for the three months ended June 30, 2005 and 2004 were $----8,478,000 and $9,822,000, respectively, a decrease of 14%. The Company’s Professional Market segment had revenues for the three months ended June 30, 2005 and 2004 of $5,831,000 and $6,092,000, respectively, a decrease of 4% for this segment. The Company’s Non-Professional Market segment had revenues of $2,647,000 and $3,730,000, respectively, for the three months ended June 30, 2005 and 2004, a decrease of 29% for this segment. Since 2001, the Company has experienced a decline in revenues from its market data services to the Professional Market segment due principally to staffing reductions in the securities industry, the use by customers of internally developed services, or lower priced services that are offered by the Company or other vendors. This trend has continued in 2005, negatively impacting revenues and profits. Increased revenues from the Company’s Track ECN mostly offset the decline in market data revenues; however, these increased revenues did not offset the reduction in profits due to the low margins realized from ECN revenues. Track ECN currently offers the highest published rebate in the industry and has recently been successful in attracting new subscribers, resulting in increased revenues. However, the second quarter of 2005 ECN volume was lower than the first quarter of 2005 as customer trading has declined. In the Non-Professional Market segment, the Company experienced a decline in revenues due to significantly lower trading volumes and market data revenues.

    Direct operating costs were $6,037,000 for the three months ended June 30, 2005 and $5,688,000 for the similar period in 2004, an increase of 6%. Direct operating costs as a percentage of revenues were 71% in 2005 and 58% in 2004. Without giving effect to unallocated depreciation, amortization expense and costs directly allocated to the Arbitrage segment, the Company’s Professional Market segment had $4,409,000 and $3,594,000 of direct costs for the three months ended June 30, 2005 and 2004, respectively, an increase of 23%. Direct operating costs as a percentage of revenues for the Professional segment were 76% in 2005 and 59% in 2004. The significant dollar and percentage increase was principally due to costs associated with the increased ECN revenues which have minimal gross margins and increased clearing costs. The clearing costs will be reduced when the Company commences self clearing of its ECN operations expected by the end of the third quarter. The Company’s Non-Professional Market segment had $1,428,000 and $1,829,000 in direct costs for the three months ended June 30, 2005 and 2004, respectively, a decrease of 22%. Direct operating costs as a percentage of revenues for the Non-Professional segment were 54% in 2005 and 49% in 2004. The dollar decline was principally due to the decreased revenues. Direct operating costs include direct payroll, direct telecommunication costs, computer supplies, depreciation, equipment lease expense and the amortization of software development costs, costs of clearing, back office payroll and other direct broker-dealer expenses and ECN customer commissions and clearing. Certain direct operating costs are allocated to each segment based on revenues.

    Selling and administrative expenses were $3,155,000 and $3,648,000 in the 2005 and 2004 periods, respectively, a decrease of 14%. Selling and administrative expenses as a percentage of revenues was 37% in both 2005 and 2004. Without giving effect to unallocated depreciation, amortization expense and costs directly allocated to the Arbitrage segment, selling and administrative expenses for the Professional Market segment were $2,065,000 and $2,403,000 in the 2005 and 2004 periods, respectively, a decrease of 14%. For the Professional Market segment selling and administrative expenses as a percentage of revenues was 35% in 2005 and 39% in 2004. The decline in dollars and percentage includes a reversal of a judgment on sales taxes assessed of $245,000. Selling and administrative expenses for the Non-Professional segment were $1,055,000 and $1,124,000 in the 2005 and 2004 periods, respectively, a decrease of 6%. For the Non-Professional segment selling and administrative expense as a percentage of revenue was 40% in 2005 and 30% in 2004. The decrease in selling and administrative expenses was due principally to reduced allocations of shared expenses due to reduced revenues. Certain selling and administrative expenses are allocated to each segment based on revenues.

    Marketing and advertising costs were $102,000 in 2005 and $153,000 in 2004. The Professional Market segment spent $100,000 in 2005 and $135,000 in 2004. The Non-Professional segment incurred marketing costs of $2,000 in 2005 and $18,000 in 2004.

    The Professional Market segment realized a loss of $744,000 before unallocated amounts and income taxes in 2005 compared to income of $160,000 in 2004. The Non-Professional Market segment realized $162,000 in income in 2005 and $558,000 in income in 2004 before unallocated amounts and income taxes. The Arbitrage segment realized a loss of $281,000 in 2005 compared to income of $711,000 in 2004 before unallocated amounts and income taxes. The second quarter 2005 Arbitrage trading loss includes losses of approximately $200,000 in trading out of stocks for which the Company could not establish a fully hedged position.

    In 2005 and 2004, the Company recognized gains of $543,000 and $98,000, respectively, from the sale of shares of Innodata and Edgar Online common stock.

    Net interest expense in 2005 was $29,000 compared to $45,000 in 2004. The decrease in interest expense in 2005 is due principally to lower levels of margin debt in connection with the Company's arbitrage trading program.

    As a result of the above-mentioned factors, the Company realized a loss before income taxes of $509,000 in the 2005 period compared to income of $1,155,000 in the 2004 period.

    The Company realized a net loss of $305,000 in 2005 compared to net income of $693,000 in 2004.

Six Months ended June 30, 2005 and 2004

    Revenues for the six months ended June 30, 2005 and 2004 were $18,587,000 and $20,595,000, respectively, a decrease of 10%. The Company’s Professional Market segment had revenues for the six months ended June 30, 2005 and 2004 of $12,624,000 and $12,493,000, respectively, an increase of 1% for this segment. The Company’s Non-Professional Market segment had revenues of $5,963,000 and $8,102,000, respectively, for the six months ended June 30, 2005 and 2004, a decrease of 26% for this segment. Since 2001, the Company has experienced a decline in revenues from its market data services to the Professional Market segment due principally to staffing reductions in the securities industry, the use by customers of internally developed services, or lower priced services that are offered by the Company or other vendors. This trend has continued in 2005, negatively impacting revenues and profits. Increased revenues from the Company’s Track ECN more than offset the decline in market data revenues; however, these increased revenues did not offset the reduction in profits due to low margins realized on increased ECN revenues and increased clearing costs. The clearing costs will be reduced when the Company commences self clearing of its ECN operations expected by the end of the third quarter. Track ECN currently offers the highest published rebate in the industry and has recently been successful in attracting new subscribers, resulting in increased revenues. However, the second quarter of 2005 ECN volume was lower than the first quarter of 2005 as customer trading has declined. In the Non-Professional Market segment, the Company experienced a decline in revenues due to significantly lower trading volumes and market data revenues.

    Direct operating costs were $13,041,000 for the six months ended June 30, 2005 and $11,423,000 for the similar period in 2004, an increase of 14%. Direct operating costs as a percentage of revenues were 70% in 2005 and 55% in 2004. Without giving effect to unallocated depreciation, amortization expense and costs directly allocated to the Arbitrage segment, the Company’s Professional Market segment had $9,476,000 and $7,056,000 of direct costs for the six months ended June 30, 2005 and 2004, respectively, an increase of 34%. Direct operating costs as a percentage of revenues for the Professional segment were 75% in 2005 and 56% in 2004. The significant dollar and percentage increase was principally due to costs associated with the increased ECN revenues which have minimal gross margins and increased clearing costs until the Company commences self clearing of its ECN operations. The Professional market segment includes a credit of $370,000 for telecommunication costs recognized in prior periods. The Company’s Non-Professional Market segment had $3,141,000 and $3,844,000 in direct costs for the six months ended June 30, 2005 and 2004, respectively, a decrease of 18%. Direct operating costs as a percentage of revenues for the Non-Professional segment were 53% in 2005 and 47% in 2004. The dollar decline was principally due to the decreased revenues. Certain direct operating costs are allocated to each segment based on revenues.

    Selling and administrative expenses were $6,579,000 and $7,407,000 in the 2005 and 2004 periods, respectively, a decrease of 11%. Selling and administrative expenses as a percentage of revenues was 35% in 2005 and 36% in 2004. Without giving effect to unallocated depreciation, amortization expense and costs directly allocated to the Arbitrage segment, selling and administrative expenses for the Professional Market segment were $4,389,000 and $4,640,000 in the 2005 and 2004 periods, respectively, a decrease of 5%. For the Professional Market segment selling and administrative expenses as a percentage of revenues was 35% in 2005 and 37% in 2004. The decline in dollars and percentage includes a reversal of a judgment on sales taxes assessed of $245,000. Selling and administrative expenses for the Non-Professional segment were $2,122,000 and $2,560,000 in the 2005 and 2004 periods, respectively, a decrease of 17%. For the Non-Professional segment selling and administrative expense as a percentage of revenue was 36% in 2005 and 32% in 2004. The decrease in selling and administrative expenses was due principally to reduced allocations of shared expenses due to reduced revenues. Certain selling and administrative expenses are allocated to each segment based on revenues.

    Marketing and advertising costs were $171,000 in 2005 and $268,000 in 2004. The Professional Market segment spent $142,000 in 2005 and $244,000 in 2004. The Non-Professional segment incurred marketing costs of $29,000 in 2005 and $24,000 in 2004.

    The Professional Market segment realized a loss of $1,383,000 before unallocated amounts and income taxes in 2005 compared to income of $552,000 in 2004. The Non-Professional Market segment realized $671,000 in income in 2005 and $1,674,000 in income in 2004 before unallocated amounts and income taxes. The Arbitrage segment realized income of $20,000 in 2005 compared to $907,000 in 2004 before unallocated amounts and income taxes.

    In 2005 and 2004, the Company recognized gains of $1,055,000 and $542,000, respectively, from the sale of shares of Innodata and Edgar Online common stock.

    Net interest expense in 2005 was $74,000 compared to $122,000 in 2004. The decrease in interest expense in 2005 is due principally to lower levels of margin debt in connection with the Company's arbitrage trading program.

    As a result of the above-mentioned factors, the Company realized a loss before income taxes of $32,000 in the 2005 period compared to income of $3,028,000 in the 2004 period.

    The Company realized a net loss of $19,000 in 2005 compared to net income of $1,817,000 in 2004.

Liquidity and Capital Resources

    During the six months ended June 30, 2005, cash used in operating activities was $2,713,000 compared to $1,065,000 in 2004. The increase in 2005 was principally due to lower income from operations and increased payments of liabilities, principally for income taxes. Cash flows provided by investing activities in 2005 was $594,000 compared to $374,000 in 2004. Cash flows provided by financing activities was $365,000 in 2005 compared to cash used in financing activities of $1,207,000 in 2004, principally due to increased bank borrowings in 2005, while payments were made for dividends and notes payable in 2004.

    The Company has a line of credit with a bank. The line is collateralized by the assets of the Company and is guaranteed by its Chairman. Interest is charged at 1.75% above the bank’s prime rate and is due on demand. The Company may borrow up to 80% of eligible market data service receivables, as defined, and is required to maintain a compensating balance of 10% of the outstanding loans. At June 30, 2005, the Company had borrowings of $701,000 under the line. Borrowings available on the line of credit at June 30, 2005 was $550,000.

    The Company has significant positions in stocks and options and receives significant proceeds from the sale of trading securities sold but not yet purchased under the arbitrage trading strategy described in Note 5 of Notes to Consolidated Financial Statements. The Company expects that its June 30, 2005 positions will be closed during the third quarter of 2005 and that other positions with the same strategy will be established. The level of trading activity is substantially dependent on the value of the shares of Track Data pledged by its CEO, and Innodata and Edgar Online common stock that is held as collateral.

    The Company intends to commence a tender offer on August 17, 2005 for up to 1 million shares of its common stock at a price of $3.00 per share. The Board has authorized up to $4 million for these purchases. The purchase will be paid with cash that is presently part of the total capital presently used in Arbitrage trading. No major capital expenditures are anticipated beyond the normal replacement of equipment and additional equipment to meet customer requirements. The Company believes that borrowings available under the Company’s line of credit, its present cash position, and any cash that may be generated from operations are sufficient for the Company’s cash requirements for the next 12 months.

    The Company is subject to legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the Company's financial position.

    In connection with the Company's broker-dealer operations, certain customer securities activities are transacted on a margin basis. The Company's clearing broker extends credit to the Company's customers, subject to various regulatory margin requirements, collateralized by cash and securities in the customers' accounts. In the event of a decline in the market value of the securities in a margin account, the Company is required to either obtain additional collateral from the customer or to sell the customer's position if such collateral is not forthcoming. The Company is responsible for any losses on such margin loans, and has agreed to indemnify its clearing broker for losses that the clearing broker may sustain from the customer accounts introduced by the Company. The Company's Chairman and CEO has a margin loan of approximately $2.7 million as a customer of the Company's broker-dealer that is collateralized by 2.5 million of the Company's shares owned by him with a market value at June 30, 2005 of $6 million, and which is also subject to such indemnity by the Company in the event the clearing broker were to sustain losses. The Company and its clearing broker seek to control the risks associated with customer activities by monitoring required margin levels daily and, pursuant to such guidelines, requiring the customer to deposit additional collateral or to reduce positions when necessary.

Contractual Obligations and Commitments

    At December 31, 2004, the Company had operating lease obligations aggregating $1,598,000 pursuant to which payments are due as follows: $630,000 in 2005; $350,000 in 2006; $222,000 in 2007; $167,000 in 2008; and $229,000 in 2009. There are no significant changes in such commitments as of June 30, 2005.

    In connection with the Company's broker-dealer operations, certain customer securities activities are transacted on a margin basis. The Company is responsible for any losses on such margin loans, and has agreed to indemnify its clearing broker for losses that the clearing broker may sustain from the customer accounts introduced by the Company. The Company's Chairman and CEO has a margin loan of approximately $2.7 million as a customer of the Company's broker-dealer, which is carried by its clearing broker, that is collateralized by 2.5 million of the Company's shares owned by him with a market value at June 30, 2005 of $6 million, and which is also subject to such indemnity in the event the clearing broker were to sustain losses.

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

    In June 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition via a cumulative effect adjustment within net income of the period of the change. SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, SFAS 154 does not change the transition provisions of any existing accounting pronouncements. We do not believe the adoption of SFAS 154 will have a material impact on our financial statements.

Inflation and Seasonality

    To date, inflation has not had a significant impact on the Company’s operations. The Company’s revenues are not affected by seasonality.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company is exposed to interest rate change market risk with respect to its credit facility with a financial institution, which is priced based on the prime rate of interest. At June 30, 2005, there was $701,000 outstanding under the credit facility. Changes in the prime interest rate during fiscal 2005 will have a positive or negative effect on the Company's interest expense. Such exposure will increase should the Company maintain higher levels of borrowing during 2005.

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

ITEM 4.  CONTROLS AND PROCEDURES

    An evaluation has been carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and the operation of our "disclosure controls and procedures" (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2005 (“Evaluation Date”). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, the disclosure controls and procedures are reasonably designed and effective to ensure that (i) information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings. Not Applicable

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Total Number
of Shares
		Number of		Purchased as	Maximum Number
		Shares of	Average	Part of	of Shares That May
	Period	Common Stock	Price Paid	Publicly	Yet be Purchased
	Purchased	Purchased	Per Share	Announced Plans	Under the Plans

April, 2005	22,842	$2.56	22,842	163,410

May, 2005	111,800	2.36	111,800	51,610

June, 2005	39,749	2.47	39,749	11,861

Total	174,391		174,391

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

TRACK DATA CORPORATION

Date:	8/12/05	/s/ Barry Hertz

Barry Hertz
Chairman of the Board
Chief Executive Officer

Date:	8/12/05	/s/ Martin Kaye

Martin Kaye
Chief Operating Officer
Principal Financial Officer