Form 10-Q
period 2005-09-30
TRACK DATA CORP
filed 2005-11-14
CIK 922811

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of October 31, 2005 there were 8,380,000 shares of common stock outstanding.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements
See pages 3-14

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
See pages 15-22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
See page 23

Item 4.	Controls and Procedures
See page 23

PART II.	OTHER INFORMATION
See pages 24

Track Data Corporation and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except number of shares)

	September 30,	December 31,
	2005	2004
	Unaudited	Derived from
		audited financial
		statements
ASSETS

CASH AND EQUIVALENTS	$4,045	$6,818

ACCOUNTS RECEIVABLE - net of allowance for doubtful
accounts of $159 in 2005 and 2004	2,119	2,160

DUE FROM CLEARING BROKER	251	269

DUE FROM BROKER	12,073	35,751

MARKETABLE SECURITIES	12,253	20,132

FIXED ASSETS - at cost (net of accumulated depreciation)	1,694	1,787

EXCESS OF COST OVER NET ASSETS ACQUIRED - net	1,900	1,900

OTHER ASSETS	1,322	621

TOTAL	$35,657	$69,438

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Accounts payable and accrued expenses	$3,738	$4,713
Notes payable - bank	1,269	-
Trading securities sold but not yet purchased	7,794	33,615
Net deferred income tax liabilities	946	2,052
Other liabilities, including income taxes	671	2,190

Total liabilities	14,418	42,570

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock - $.01 par value; 60,000,000 shares authorized; issued and
outstanding - 8,380,000 shares in 2005 and 9,627,000 shares in 2004	84	96
Additional paid-in capital	10,122	13,786
Retained earnings	10,118	10,411
Accumulated other comprehensive income	915	2,575

Total stockholders’ equity	21,239	26,868

TOTAL	$35,657	$69,438

See notes to condensed consolidated financial statements

Track Data Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(in thousands, except earnings and dividends per share)
(Unaudited)

	2005	2004

SERVICE FEES AND REVENUE	$27,385	$29,817

COSTS, EXPENSES AND OTHER:
Direct operating costs	19,164	17,179
Selling and administrative expenses	9,899	10,898
Marketing and advertising	223	359
Gain on arbitrage trading	(572)	(1,015)
Gain on sale of marketable securities - Innodata and Edgar Online	(1,061)	(746)
Interest expense - net	220	239

Total	27,873	26,914

(LOSS) INCOME BEFORE INCOME TAXES	(488)	2,903

(BENEFIT FROM) INCOME TAXES	(195)	1,162

NET (LOSS) INCOME	$(293)	$1,741

BASIC AND DILUTED NET (LOSS) INCOME PER SHARE	$(.03)	$.18

DIVIDENDS PER SHARE		$.05

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	9,474	9,758

ADJUSTED DILUTIVE SHARES OUTSTANDING	9,474	9,769

See notes to condensed consolidated financial statements

Track Data Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(in thousands, except earnings and dividends per share)
(Unaudited)

	2005	2004

SERVICE FEES AND REVENUE	$8,798	$9,222

COSTS, EXPENSES AND OTHER:
Direct operating costs	6,123	5,756
Selling and administrative expenses	3,320	3,491
Marketing and advertising	52	91
(Gain) loss on arbitrage trading	(381)	96
Gain on sale of marketable securities—Innodata and Edgar Online	(6)	(204)
Interest expense - net	146	117

Total	9,254	9,347

LOSS BEFORE INCOME TAXES	(456)	(125)

BENEFIT FROM INCOME TAXES	(182)	(49)

NET LOSS	$(274)	$(76)

BASIC AND DILUTED NET LOSS PER SHARE	$(.03)	$(.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	9,295	9,703

ADJUSTED DILUTIVE SHARES OUTSTANDING	9,295	9,703

See notes to condensed consolidated financial statements

Track Data Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’
EQUITY AND COMPREHENSIVE LOSS
NINE MONTHS ENDED SEPTEMBER 30, 2005
(in thousands)
(Unaudited)

				Accumulated	Total
		Additional		Other	Stock-	Compre-
	Common	Paid-in	Retained	Comprehensive	holders’	hensive
	Stock	Capital	Earnings	Income	Equity	loss

BALANCE, JANUARY 1, 2005	$96	$13,786	$10,411	$2,575	$26,868

Net loss			(293)		(293)	$(293)

Purchase and retirement of treasury stock	(12)	(3,664)			(3,676)

Reclassification adjustment for gain on
marketable securities-net of taxes				(464)	(464)	(464)

Unrealized loss on marketable securities -
net of taxes				(1,196)	(1,196)	(1,196)

Comprehensive loss						$(1,953)

BALANCE, SEPTEMBER 30, 2005	$84	$10,122	$10,118	$915	$21,239

See notes to condensed consolidated financial statements

Track Data Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(in thousands)
(Unaudited)

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(293)	$1,741
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	598	823
Gain on sale of Innodata and Edgar Online common stock	(1,061)	(746)
Loss on sale of fixed assets	51	-
Changes in operating assets and liabilities:
Accounts receivable and due from clearing broker	59	(276)
Due from broker	23,678	7,426
Marketable securities	5,100	1,624
Other assets	(15)	350
Accounts payable and accrued expenses	(975)	(299)
Securities sold, but not yet purchased	(25,821)	(10,885)
Other liabilities	(2,200)	(1,740)

Net cash used in operating activities	(879)	(1,982)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(562)	(366)
Investment in affiliate	(100)	-
Proceeds from sale of Innodata and Edgar Online common stock	1,074	978
Proceeds from sale of equipment	8	-

Net cash provided by investing activities	420	612

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from note payable - bank	1,269	-
Net payments of notes payable - other	-	(494)
Net proceeds from loans from employee savings program	100	98
Dividends paid	-	(490)
Purchase of treasury stock	(3,676)	(630)
Proceeds from exercise of stock options	-	11

Net cash used in financing activities	(2,307)	(1,505)

EFFECT OF EXCHANGE RATE DIFFERENCES ON CASH	(7)	(1)

NET DECREASE IN CASH	(2,773)	(2,876)

CASH, BEGINNING OF PERIOD	6,818	8,315

CASH, END OF PERIOD	$4,045	$5,439

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$381	$442
Income taxes	1,943	2,889

See notes to condensed consolidated financial statements

Track Data Corporation and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(unaudited)

1.
In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2005, and the results of operations for the three and nine month periods ended September 30, 2005 and 2004 and of cash flows for the nine months ended September 30, 2005 and 2004. The results of operations for the nine months ended September 30, 2005 are not necessarily indicative of results that may be expected for any other interim period or for the full year.

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

2.
During the nine months ended September 30, 2005, the Company purchased 1,247,000 shares of its common stock at a cost of $3,676,000. The purchases include 300,000 shares purchased from the Company’s Chairman for $837,000. The purchases also include 1,042,000 shares pursuant to a tender offer made on August 17, 2005 to purchase shares at $3.00 per share. The total costs relating to the tender offer were $3,179,000, including transaction costs.

3.
The Company charges all costs incurred to establish the technological feasibility of a product or product enhancement to research and development expense. Research and development expenses, included in direct operating costs, were $167,000 and $189,000 for the nine months ended September 30, 2005 and 2004, respectively.

4.	Advertising costs, charged to operations when incurred, were $223,000 and $359,000 for the nine months ended September 30, 2005 and 2004, respectively.

5.	Marketable securities consists of the following (in thousands):

	September 30,	December 31,
	2005	2004
Edgar Online - Available for sale securities - at market	$965	$1,054
Innodata - Available for sale securities - at market	907	3,597
Arbitrage trading securities - at market	10,381	15,481
Marketable securities	$12,253	$20,132
Arbitrage trading securities sold but not yet purchased - at market	$7,794	$33,615

The Company owns 403,498 shares of Edgar Online, Inc. (“EOL”), an Internet-based supplier of business, financial and competitive intelligence derived from U.S. Securities and Exchange Commission data. The Company carries the investment at $965,000, the market value at September 30, 2005. The difference between the cost of $5,000 and fair market value of these securities, net of $385,000 in deferred taxes, or $575,000 is classified as a component of accumulated other comprehensive income included in stockholders’ equity.

The Company owns 354,423 shares of Innodata, a provider of digital content outsourcing services. The Company carries the investment at $907,000 the market value at September 30, 2005. The difference between the cost of $342,000 and fair market value of these securities, net of $225,000 in deferred taxes, or $340,000 is classified as a component of accumulated other comprehensive income included in stockholders' equity.

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

As of September 30, 2005, trading securities had a long market value of $10,381,000 with a cost of $10,336,000, or a net unrealized gain of $45,000. Securities sold but not yet purchased, had a short market value of $7,794,000 with a cost/short proceeds of $7,754,000 or a net unrealized loss of $40,000. The Company expects that its September 30, 2005 positions will be closed during the fourth quarter of 2005 and that other positions with the same strategy will be established. The Company pledged its holdings in EOL and Innodata as collateral for its trading accounts. In addition, the Company's Chairman pledged approximately 1.8 million shares of his holdings in the Company's common stock as collateral for these accounts. The Company is paying its Chairman at the rate of 2% per annum on the value of the collateral pledged. Such payments aggregated $34,000 and $70,000 for the nine months ended September 30, 2005 and 2004, respectively.

The Company recognized gains from arbitrage trading of $572,000 and $1,015,000 for the nine months ended September 30, 2005 and 2004, respectively. The Company recognized a gain from arbitrage trading of $381,000 and a loss of $96,000 for the three months ended September 30, 2005 and 2004, respectively.

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

6.
Earnings Per Share--Basic earnings per share is based on the weighted average number of common shares outstanding without consideration of potential common stock issuance. Diluted earnings per share is based on the weighted average number of common and potential dilutive common shares outstanding. There was no effect on earnings per share as a result of potential dilution. The calculation takes into account the shares that may be issued upon exercise of stock options, reduced by the shares that may be repurchased with the funds received from the exercise, based on the average price during the period. The calculation did not take into account options to purchase 1,192,000 and 1,076,000 shares for the nine months ended September 30, 2005 and 2004, respectively, as they were anti-dilutive.

Earnings per share (in thousands, except per share):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004
Net (loss) income	$(274)	$(76)	$(293)	$1,741

Weighted average common shares outstanding	9,295	9,703	9,474	9,758
Dilutive effect of outstanding options	-		-	11
Adjusted for dilutive computation	9,295	9,703	9,474	9,769

Basic (loss) income per share	$(.03)	$(.01)	$(.03)	$.18

Diluted (loss) income per share	$(.03)	$(.01)	$(.03)	$.18

7.
Accounting for Stock Options--On December 31, 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS 148 amends the disclosure provisions of SFAS 123 and APB Opinion No. 28, "Interim Financial Reporting," to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The adoption of SFAS 148 disclosure requirements did not have an effect on the Company's consolidated financial statements. At September 30, 2005, the Company has seven stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans were issued to employees and directors and had exercise prices equal to or greater than the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation. The effects of applying SFAS 123 in this proforma disclosure are not indicative of future results.

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
	(in thousands, except earnings per share)
Net (loss) income, as reported	$(274)	$(76)	$(293)	$1,741
Deduct: Total stock-based employee compensation
expense determined under fair value based
method for all awards, net of related tax effects	(46)	(252)	(172)	(701)
Net (loss) income as adjusted	$(320)	$(328)	$(465)	$1,040

(Loss) earnings per share:
Basic and diluted --as reported	$(.03)	$(.01)	$(.03)	$.18
Basic and diluted --as adjusted	$(.03)	$(.03)	$(.05)	$.11

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

In 2005, the Company presents Arbitrage Trading as an additional segment and has restated the 2004 segment information. Accordingly, income before unallocated amounts and income taxes for the Non-Professional Market segment has been increased in 2004, principally for compensation expenses, by $25,000 and $191,000, for the three and nine month periods ended September 30, 2004, respectively, that have been allocated to the Arbitrage Trading segment. Further, interest income of $191,000 and interest expense of $230,000, for the three and nine month periods ended September 30, 2004, respectively, have been allocated to the Arbitrage Trading segment.

Information concerning operations in its business segments is as follows (in thousands):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenues
Professional Market	$6,013	$5,984	$8,637	$18,477
Non-Professional Market	2,785	3,238	8,748	11,340
Total	$8,798	$9,222	$27,385	$29,817

Arbitrage Trading - gain (loss) on sale
of marketable securities	$381	$(96)	$572	$1,015
(Loss) income before unallocated
amounts and income taxes:
Professional Market	$(827)	$(398)	$(2,210)	$154
Non-Professional Market	381	566	1,053	2,240
Arbitrage Trading (including interest)	195	(312)	215	595
Unallocated amounts:
Depreciation and amortization	(199)	(259)	(598)	(823)
Gain on sale of Innodata and
Edgar Online common stock	6	204	1,061	746
Interest (expense) income, net	(12)	74	(9)	(9)

(Loss) income before income taxes	$(456)	$(125)	$(488)	$2,903

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

The Company's customer securities activities are transacted on either a cash or margin basis. In margin transactions, the clearing broker extends credit to the Company's customers, subject to various regulatory margin requirements, collateralized by cash and securities in the customers' accounts. However, the Company is required to either obtain additional collateral or to sell the customer's position if such collateral is not forthcoming. The Company is responsible for any losses on such margin loans, and has agreed to indemnify its clearing broker for losses that the clearing broker may sustain from the customer accounts introduced by the Company. The Company's Chairman and CEO had a margin loan of approximately $2.6 million as a customer of the Company's broker-dealer which was collateralized by 2.3 million of the Company's shares owned by him with a market value of $7.7 million as of September 30, 2005, and which was also subject to such indemnity by the Company in the event the clearing broker were to sustain losses. The loan was repaid in November, 2005.

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

As of September 30, 2005, TDSC was required to maintain minimum net capital, in accordance with SEC rules, of $1 million and had total net capital of $1,931,000, or approximately $931,000 in excess of minimum net capital requirements.

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

11.
In August, 2000, the Company acquired a minority interest in ODL Securities, Ltd., a broker-dealer in the U.K., for $10,000. The Company has a put option and extended a call option on its minority interest with certain other shareholders, exercisable by either party from December 12, 2005 until January 11, 2006, at a price of 304,760 British Pounds (approximately $539,000 at September 30, 2005).

12.
In July, 2005, the Company acquired a 19% equity interest, subject to upward adjustment based on a requirement to meet certain minimum revenue commitments, in txtQuotes, Inc., a privately held start-up operation, intending to commence business delivering stock quotes and other related information through premium text messaging using cell phones. The investment was $500,000, consisting of an initial payment of $100,000, three additional payments of $50,000 due the later of three consecutive monthly payments or txtQuotes achieving $50,000, $100,000 and $150,000 cumulative revenues, respectively. TxtQuotes has not yet achieved the first $50,000 in revenues and, accordingly, no further payments have been made. In addition, the Company is providing up to $250,000 of stock quotes and related services to txtQuotes. The Company has no obligation to pay additional cash if the services are not fully utilized.

13.	Comprehensive (loss) income is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net (loss) income	$(274)	$(76)	$(293)	$1,741
Reclassification adjustment for
gain on marketable securities
- net of taxes	(4)	(126)	(464)	(445)
Unrealized loss on marketable
securities-net of taxes	(78)	328	(1,196)	(179)
Comprehensive (loss) income	$(356)	$126	$(1,953)	$1,117

14.
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

In June 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition via a cumulative effect adjustment within net income of the period of the change. SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, SFAS 154 does not change the transition provisions of any existing accounting pronouncements. Management does not believe the adoption of SFAS 154 will have a material impact on the Company’s financial statements.

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

Relevant Factors

The Company's Professional Market segment revenues experienced significant declines since 2001 from a combination of staffing reductions in the securities industry, the use by customers of internally developed services, or lower priced services offered by the Company or other vendors. This trend has continued in 2005. Revenues from Track ECN declined dramatically in 2003 principally from the introduction of Nasdaq's SuperMontage trading system in late 2002. In March 2004, Nasdaq eliminated the preferencing of market makers over ECNs in SuperMontage. This change resulted in increased revenues for the Track ECN in 2004. Track ECN currently offers the highest published rebate in the industry and has recently been successful in attracting new subscribers. Despite the addition of new subscribers, the Company has not been able to significantly increase revenues. Profit margins are very low in this business and significant volume is necessary to have an impact on the results of operations. The Company commenced self-clearing of its ECN business at the end of the third quarter of 2005 in an effort to decrease costs associated with ECN revenues. The Company has recently focused more attention to attracting professional trading customers to its online trading business in an effort to increase overall revenues and profits.

The Non-Professional Market segment revenues have been inconsistent month to month but have been down overall when compared to the same periods in the prior year. The Company is attempting to grow revenues in this segment, principally through marketing alliances and limited advertising to attract new customers, and by offering additional services to existing customers. The Company presently offers trading of U.S. based stocks, options, e-mini futures and foreign currency.

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

Results of Operations

Three Months ended September 30, 2005 and 2004

Revenues for the three months ended September 30, 2005 and 2004 were $8,798,000 and $9,222,000, respectively, a decrease of 5%. The Company’s Professional Market segment had revenues for the three months ended September 30, 2005 and 2004 of $6,013,000 and $5,984,000, respectively. The Company’s Non-Professional Market segment had revenues of $2,785,000 and $3,238,000, respectively, for the three months ended September 30, 2005 and 2004, a decrease of 14% for this segment. Since 2001, the Company has experienced a decline in revenues from its market data services to the Professional Market segment due principally to staffing reductions in the securities industry, the use by customers of internally developed services, or lower priced services that are offered by the Company or other vendors. This trend has continued in 2005, negatively impacting revenues and profits. Increased revenues from the Company’s Track ECN offset the decline in market data revenues; however, these increased revenues did not offset the reduction in profits due to the low margins realized from ECN revenues. Track ECN currently offers the highest published rebate in the industry and has recently been successful in attracting new subscribers, resulting in increased revenues. However, the Company has not been able to significantly increase revenues. In the Non-Professional Market segment, the Company experienced a decline in revenues due to significantly lower trading volumes and market data revenues.

Direct operating costs were $6,123,000 for the three months ended September 30, 2005 and $5,756,000 for the similar period in 2004, an increase of 6%. Direct operating costs as a percentage of revenues were 70% in 2005 and 62% in 2004. Without giving effect to unallocated depreciation, amortization expense and costs directly allocated to the Arbitrage segment, the Company’s Professional Market segment had $4,424,000 and $3,893,000 of direct costs for the three months ended September 30, 2005 and 2004, respectively, an increase of 14%. Direct operating costs as a percentage of revenues for the Professional segment were 74% in 2005 and 65% in 2004. The significant dollar and percentage increase was principally due to costs associated with the increased ECN revenues which have minimal gross margins and increased clearing costs. The Company commenced self-clearing of its ECN operations at the end of the third quarter which will reduce clearing costs in future periods. The Company’s Non-Professional Market segment had $1,483,000 and $1,624,000 in direct costs for the three months ended September 30, 2005 and 2004, respectively, a decrease of 9%. Direct operating costs as a percentage of revenues for the Non-Professional segment were 53% in 2005 and 50% in 2004. The dollar decline was principally due to the decreased revenues. Direct operating costs include direct payroll, direct telecommunication costs, computer supplies, depreciation, equipment lease expense and the amortization of software development costs, costs of clearing, back office payroll and other direct broker-dealer expenses and ECN customer commissions and clearing. Certain direct operating costs are allocated to each segment based on revenues.

Selling and administrative expenses were $3,320,000 and $3,491,000 in the 2005 and 2004 periods, respectively, a decrease of 5%. Selling and administrative expenses as a percentage of revenues was 38% in 2005 and 2004. Without giving effect to unallocated depreciation, amortization expense and costs directly allocated to the Arbitrage segment, selling and administrative expenses for the Professional Market segment were $2,379,000 and $2,408,000 in the 2005 and 2004 periods, respectively, a decrease of 1%. For the Professional Market segment selling and administrative expenses as a percentage of revenues was 40% in 2005 and 2004. Selling and administrative expenses for the Non-Professional segment were $908,000 and $1,038,000 in the 2005 and 2004 periods, respectively, a decrease of 13%. For the Non-Professional Market segment selling and administrative expense as a percentage of revenue was 33% in 2005 and 32% in 2004. Certain selling and administrative expenses are allocated to each segment based on revenues.

Marketing and advertising costs were $52,000 in 2005 and $91,000 in 2004. The Professional Market segment spent $38,000 in 2005 and $80,000 in 2004. The Non-Professional Market segment incurred marketing costs of $14,000 in 2005 and $11,000 in 2004.

The Professional Market segment realized a loss of $827,000 before unallocated amounts and income taxes in 2005 compared to a loss of $398,000 in 2004. The Non-Professional Market segment realized income of $381,000 in 2005 and $566,000 in 2004 before unallocated amounts and income taxes. The Arbitrage segment realized a gain of $195,000 in 2005 compared to a loss of $312,000 in 2004 before unallocated amounts and income taxes.

In 2005 and 2004, the Company recognized gains of $6,000 and $204,000, respectively, on the sale of Innodata and Edgar Online common stock.

Net interest expense in 2005 was $146,000 compared to net interest expense of $117,000 in 2004. The increase in interest expense in 2005 is due principally to higher levels of margin debt in connection with the Company's arbitrage trading program.

As a result of the abovementioned factors, the Company realized a loss before income taxes of $456,000 in the 2005 period and a loss of $125,000 in the 2004 period.

The Company realized a net loss of $274,000 in the 2005 period compared to a net loss of $76,000 in 2004.

Nine Months ended September 30, 2005 and 2004

Revenues for the nine months ended September 30, 2005 and 2004 were $27,385,000 and $29,817,000, respectively, a decrease of 8%. The Company’s Professional Market segment had revenues for the nine months ended September 30, 2005 and 2004 of $18,637,000 and $18,477,000, respectively, an increase of 1% for this segment. The Company’s Non-Professional Market segment had revenues of $8,748,000 and $11,340,000, respectively, for the nine months ended September 30, 2005 and 2004, a decrease of 23% for this segment. Since 2001, the Company has experienced a decline in revenues from its market data services to the Professional Market segment due principally to staffing reductions in the securities industry, the use by customers of internally developed services, or lower priced services that are offered by the Company or other vendors. This trend has continued in 2005, negatively impacting revenues and profits. Increased revenues from the Company’s Track ECN more than offset the decline in market data revenues; however, these increased revenues did not offset the reduction in profits due to low margins realized on increased ECN revenues and increased clearing costs. The Company commenced self-clearing of its ECN operations at the end of the third quarter which will reduce clearing costs in future periods. Track ECN currently offers the highest published rebate in the industry and has recently been successful in attracting new subscribers. However, the Company has not been able to significantly increase revenues. In the Non-Professional Market segment, the Company experienced a decline in revenues due to significantly lower trading volumes and market data revenues.

Direct operating costs were $19,164,000 for the nine months ended September 30, 2005 and $17,179,000 for the similar period in 2004, an increase of 12%. Direct operating costs as a percentage of revenues were 70% in 2005 and 58% in 2004. Without giving effect to unallocated depreciation and amortization expense and costs directly allocated to the Arbitrage segment, the Company’s Professional Market segment had $13,899,000 and $10,950,000 of direct costs for the nine months ended September 30, 2005 and 2004, respectively, an increase of 27%. Direct operating costs as a percentage of revenues for the Professional segment were 75% in 2005 and 59% in 2004. The significant dollar and percentage increase was principally due to costs associated with the increased ECN revenues which have minimal gross margins and increased clearing costs. The Company commenced self-clearing of its ECN operations at the end of the third quarter which will reduce clearing costs in future periods. The Professional market segment includes a credit of $370,000 for telecommunication costs recognized in prior periods. The Company’s Non-Professional Market segment had $4,623,000 and $5,468,000 in direct costs for the nine months ended September 30, 2005 and 2004, respectively, a decrease of 15%. Direct operating costs as a percentage of revenues for the Non-Professional segment were 53% in 2005 and 48% in 2004. The dollar decline was principally due to the decreased revenues. Certain direct operating costs are allocated to each segment based on revenues.

Selling and administrative expenses were $9,899,000 and $10,898,000 in the 2005 and 2004 periods, respectively, a decrease of 9%. Selling and administrative expenses as a percentage of revenues were 36% in 2005 and 37% in 2004. Without giving effect to unallocated depreciation and amortization expense and costs directly allocated to the Arbitrage segment, selling and administrative expenses for the Professional Market segment were $6,768,000 and $7,048,000 in the 2005 and 2004 periods, respectively, a decrease of 4%. For the Professional Market segment selling and administrative expenses as a percentage of revenues were 36% in 2005 and 38% in 2004. The decline in dollars and percentage includes a reversal of a judgment on sales taxes assessed of $245,000. Selling and administrative expenses for the Non-Professional segment were $3,030,000 and $3,598,000 in the 2005 and 2004 periods, respectively, a decrease of 16%. For the Non-Professional segment selling and administrative expense as a percentage of revenue was 35% in 2005 and 32% in 2004. The decrease in selling and administrative expenses was due principally to reduced allocations of shared expenses due to reduced revenues. Certain selling and administrative expenses are allocated to each segment based on revenues.

Marketing and advertising costs were $223,000 in 2005 and $359,000 in 2004. The Professional Market segment spent $181,000 in 2005 and $324,000 in 2004. The Non-Professional segment incurred marketing costs of $42,000 in 2005 and $35,000 in 2004.

The Professional Market segment realized a loss of $2,210,000 before unallocated amounts and income taxes in 2005 compared to income of $154,000 in 2004. The Non-Professional Market segment realized $1,053,000 in income in 2005 and $2,240,000 in income in 2004 before unallocated amounts and income taxes. The Arbitrage segment realized income of $215,000 in 2005 compared to $595,000 in 2004 before unallocated amounts and income taxes.

In 2005 and 2004, the Company recognized a gain of $1,061,000 and $746,000, respectively, on the sale Innodata and Edgar Online common stock.

Net interest expense in 2005 was $220,000 compared to $239,000 in 2004. The decrease in interest expense in 2005 is due principally to lower levels of margin debt in connection with the Company's arbitrage trading program.

As a result of the above-mentioned factors, the Company realized a loss before income taxes of $488,000 in the 2005 period compared to income of $2,903,000 in the 2004 period.

The Company realized a net loss of $293,000 in 2005 compared to net income of $1,741,000 in 2004.

Liquidity and Capital Resources

During the nine months ended September 30, 2005, cash used in operating activities was $879,000 compared to $1,982,000 in 2004. The decrease in 2005 was principally due to lower income from operations offset by lower net marketable security purchases. Cash flows provided by investing activities in 2005 was $420,000 compared to $612,000 in 2004. Cash used in financing activities was $2,307,000 in 2005 compared to $1,505,000 in 2004. The increase in 2005 was principally due to increased purchases of treasury stock, offset by increased bank borrowings.

The Company has a line of credit with a bank. The line is collateralized by the assets of the Company and is guaranteed by its Chairman. Interest is charged at 1.75% above the bank’s prime rate and is due on demand. The Company may borrow up to 80% of eligible market data service receivables as defined, and is required to maintain a compensating balance of 10% of the outstanding loans. At September 30, 2005, the Company had borrowings of $1,269,000 under the line. Borrowings available on the line of credit at September 30, 2005 were $9,000.

The Company has significant positions in stocks and options and receives significant proceeds from the sale of trading securities sold but not yet purchased under the arbitrage trading strategy described in Note 5 of Notes to Consolidated Financial Statements. The Company expects that its September 30, 2005 positions will be closed during the fourth quarter of 2005 and that other positions with the same strategy will be established. The level of trading activity is substantially dependent on the value of the shares of Track Data pledged by its CEO, and Innodata and Edgar Online common stock that is held as collateral.

The Company purchased 1,247,000 shares of its common stock in 2005 at a cost of $3,676,000. The purchases were paid with cash that was part of the total capital used in Arbitrage trading. The Board has recently authorized the purchase of up to 1 million shares from time to time in market purchases or in negotiated transactions. No major capital expenditures are anticipated beyond the normal replacement of equipment and additional equipment to meet customer requirements. The Company believes that borrowings available under the Company’s line of credit, its present cash position, including cash available in its Arbitrage trading, and any cash that may be generated from operations are sufficient for the Company’s cash requirements for the next 12 months.

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

Contractual Obligations and Commitments

At December 31, 2004, the Company had operating lease obligations aggregating $1,598,000 pursuant to which payments are due as follows: $630,000 in 2005; $350,000 in 2006; $222,000 in 2007; $167,000 in 2008; and $229,000 in 2009. There are no significant changes in such commitments as of September 30, 2005.

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

In June 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition via a cumulative effect adjustment within net income of the period of the change. SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, SFAS 154 does not change the transition provisions of any existing accounting pronouncements. Management does not believe the adoption of SFAS 154 will have a material impact on the Company’s financial statements.

Inflation and Seasonality

To date, inflation has not had a significant impact on the Company’s operations. The Company’s revenues are not affected by seasonality.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to interest rate change market risk with respect to its credit facility with a financial institution, which is priced based on the prime rate of interest. At September 30, 2005, there was $1,269,000 outstanding under the credit facility. Changes in the prime interest rate during fiscal 2005 will have a positive or negative effect on the Company's interest expense. Such exposure will increase should the Company maintain higher levels of borrowing during 2005.

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

ITEM 4.  CONTROLS AND PROCEDURES

An evaluation has been carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and the operation of our "disclosure controls and procedures" (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2005 (“Evaluation Date”). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, the disclosure controls and procedures are reasonably designed and effective to ensure that (i) information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings. Not Applicable

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

			Total Number
			of Shares
	Number of		Purchased as	Maximum Number
	Shares of	Average	Part of	of Shares That May
Period	Common Stock	Price Paid	Publicly	Yet be Purchased
Purchased	Purchased	Per Share	Announced Plans	Under the Plans

July, 2005	14,197	$2.43	11,861	0

August, 2005	-

September, 2005	1,042,432	$3.00	1,042,432	0

Total	1,056,629		1,054,293

On June 3, 2003, the Board of Directors approved a buy back of up to 400,000 shares of the Company’s Common Stock in market transactions from time to time. On August 17, 2005, the Company commenced a public tender offer to purchase its shares at $3.00 per share.

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

TRACK DATA CORPORATION

Date:	11/10/05	/s/ Barry Hertz
Barry Hertz
Chairman of the Board
Chief Executive Officer

Date:	11/10/05	/s/ Martin Kaye
Martin Kaye
Chief Operating Officer
Principal Financial Officer