Form 10-K
period 2005-12-31
TRACK DATA CORP
filed 2006-03-30
CIK 922811

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2005

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 0-24634

TRACK DATA CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	22-3181095
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

95 Rockwell Place
Brooklyn, New York	11217
(Address of principal executive offices)	(Zip Code)

(718) 522-7373
(Registrant's telephone number)

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, $.01 par value

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐ Yes ☑ No

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
☐ Yes ☑ No

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer ☐   Accelerated Filer ☐  Non-Accelerated Filer ☑

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☑ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant's most recently completed second fiscal quarter. Based on the average bid and ask price of the Company's Common Stock on June 30, 2005 of $2.45 per share. $11,219,000

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

8,380,000 shares of common stock, $.01 par value, as of February 28, 2006.

DOCUMENTS INCORPORATED BY REFERENCE
[SEE INDEX TO EXHIBITS]

TABLE OF CONTENTS

PART 1		I-1

ITEM 1.	BUSINESS	I-1
ITEM 1A.	RISK FACTORS	I-8
ITEM 2.	PROPERTIES	I-18
ITEM 3.	LEGAL PROCEEDINGS	I-18
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	I-18

PART II		II-1

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER
	MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	II-1
ITEM 6.	SELECTED FINANCIAL DATA	II-3
ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
	RESULTS OF OPERATIONS	II-4
ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	II-12
ITEM 8.	FINANCIAL STATEMENTS	II-13
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
	FINANCIAL DISCLOSURES	II-34
ITEM 9A.	CONTROL AND PROCEDURES	II-34

PART III		III-1

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT	III-1
ITEM 11.	EXECUTIVE COMPENSATION	III-3
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT	III-5
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	III-6
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	III-7

PART IV		IV-1

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K	IV-1

i

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

        The Company is a financial services company that provides real-time financial market data, fundamental research, charting and analytical services to institutional and individual investors through dedicated telecommunication lines and the Internet. The Company also disseminates news and third-party database information from more than 100 sources worldwide. The Company owns Track Data Securities Corp. ("TDSC"), a registered securities broker-dealer and member of the National Association of Securities Dealers, Inc. The Company provides a proprietary, fully integrated Internet-based online trading and market data system, proTrack, for the professional institutional traders, and myTrack and myTrack Pro, for the individual trader. The Company also operates Track ECN, an electronic communications network that enables traders to display and match limit orders for stocks.

Background

        Since its inception in 1981, the Company has been providing real-time financial market data to institutional customers through the operation of its own proprietary ticker plant. In 1998, the Company began to offer financial market data to individuals through the Internet. Later, through its wholly owned broker-dealer subsidiary, TDSC, the Company combined an online trading application with its market data in its myTrack service. In 2002, trading for institutional customers was introduced with proTrack. Further, the Company commenced operations of its Track ECN. The Company has recently introduced a new low priced trading application, myTrack Pro, engineered for the hyperactive traders, with a particular focus on options traders. The Company now offers trading and market data services to all members of the financial trading community. The offerings include trading in stocks, options, e-mini futures and foreign currency. Trading in foreign stocks is expected to be added in 2006.

Segments

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

A. ONLINE TRADING, MARKET DATA SERVICES AND ECN SERVICES TO THE INSTITUTIONAL PROFESSIONAL INVESTMENT COMMUNITY

MarkeTrack

        MarkeTrack provides domestic and international market information, dynamically updating quotelines, options and futures displays, real-time spreadsheets, tick-by-tick updating graphics, news services and third-party databases, user-defined screen layouts, access to back-office order and execution services, and over 20 years of graphical price history. It allows users to calculate theoretical values of options and determine the most beneficial investment strategy through calculating returns on alternative investments, including options and futures. Service charges range between $250 and $600 per month per user. MarkeTrack currently serves approximately 1,300 customers in trading and institutional investment management positions. Customers include floor traders, block traders, market makers, OTC traders, options specialists, head traders, arbitrageurs and hedge fund managers.

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

        Track ECN pays subscribers who add liquidity $.0027 per share on a monthly basis and charges $.003 per share to market participants who take liquidity. When takers of liquidity send their orders directly to Track ECN, instead of going through the Nasdaq facility, Track ECN pays $.0023 per share to the adder and charges a net of $.0025 to the taker of liquidity. With a spread between rebate and charge of $.0002 to $.0003 per share, the Company needs to handle a significant volume to achieve a material financial result. In an effort to keep costs at a minimum, Track ECN became a self-clearing ECN in August 2005. Although TDSC has approval from NASD-R for “clearing” of its Track ECN business, it is a limited approval for it to submit two sided trade data respecting trades which were executed by broker-dealers on the Track ECN. TDSC submits this data to the National Securities Clearing Corporation so that the actual trading counterparties can compare, clear and settle their trades and, except in the case of a rare error, TDSC “drops out” of the clearing process. This effort to "self-clear" was a step to reduce costs of having a third party handle this function.

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

        The Company offers its MarkeTrack service in a highly competitive market in which it competes with other distributors of financial and business information, many of which have substantially greater financial resources. The Company competes, among other things, on the basis of the quality and reliability of its data, the speed of delivery and on the flexibility of its services. In the equity, options and futures trading segments, and the investment management segment, the Company’s competitors include Bloomberg Financial and Reuters Group. To a lesser degree, these Company services compete with Thomson One, a Thomson Financial Services company, and various trading/quotation applications provided by market makers and clearing firms.

        The Company's proTrack service competes primarily with the Redi System offered by Goldman Sachs, Real-Tick offered by AT Financial and a proprietary system offered by Lava, Inc. There are also many proprietary systems that offer one-stop trading and limited access to other destinations, as well as many other direct access trading systems.

        The Track ECN competes with other ECNs that have substantially greater resources and have been operating for a longer period of time. The Company's competitors, among others, are Archipelago, Instinet, Island and Nasdaq/Brut. Recent acquisitions of Archipelago by the NYSE and Island by Nasdaq have created two outsized competitors far larger than Track ECN or any other ECN or regional exchange.

        The Company offers its NewsWatch service in a highly competitive market in which it competes with other distributors of news information, many of which have substantially greater financial resources. NewsWatch competes, among other things, on the basis of the quality and reliability of its data, the speed of delivery and on the flexibility of its services. NewsWatch's principal competitor is NewsEdge, a subsidiary of Thomson Financial.

B. INTERNET-BASED ONLINE TRADING, MARKET DATA SERVICES, AND OTHER SERVICES TO THE NON-PROFESSIONAL INDIVIDUAL INVESTMENT COMMUNITY

Internet-Based Online Trading and Market Data Services

        The Company offers internet-based online trading and market data service through its myTrack and myTrack Pro products. myTrack and myTrack Pro offer trading of U.S.-based stocks, options and mutual funds, as well as stock index-based futures and foreign currency. myTrack Pro is designed for active individual investors with a special focus on option traders. The Company has targeted active traders and believes that myTrack and myTrack Pro are well suited to satisfy their requirements. For those traders who are the most active and engage in day trading, the Company's myTrack Pro contains multi windows based features and enhancements that are designed to satisfy the needs of the hyperactive trader community. Equity trades on myTrack Pro are currently offered at 1/2 penny per share; options at $1.00 per contract; and futures at $2.30 per contract. Equity trades on myTrack are currently offered at prices starting at $12.95 per trade, but volume trading rebates can result in trade costs as low as $8.20 per trade. Futures are generally priced at $7.00 per contract.

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

        Customers can also subscribe for myTrack Pro market data. Real-time quotes, news, charting and technical analysis are currently available for $99 (including Nasdaq Level II) plus exchange fees. Volume trading can result in rebates equivalent to the service plan charges.

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

Marketing

        The Company markets myTrack and myTrackPro by targeting active traders through advertisements. The Company’s marketing efforts have included advertisements in financial and various other publications that have a demographic similar to myTrack’s and myTrackPro’s target market. The Company also promotes these services through Internet web site and banner advertisements, direct mailings and trade shows.

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

Competition

        The Company’s myTrack and myTrack Pro online trading service competes with services offered by online brokers, many of which have substantially greater resources. The Company faces direct competition from other discount brokerage firms, many of which provide touch-tone telephone and online brokerage services but do not maintain significant branch networks. The Company also encounters competition from established full commission brokerage firms. In addition, the Company competes with financial institutions, mutual fund sponsors and other organizations, some of which provide (or may in the future provide) electronic and other discount brokerage services.

        The Company believes its competition consists of large and small brokerage firms, utilizing the Internet to transact retail brokerage business. Among these competitors are E*Trade Group, Inc., Trade Station Group, Inc., Charles Schwab & Co., Inc., and Ameritrade, Inc. The Company also faces competition for customers from full-commission brokerage firms, including Morgan Stanley Dean Witter & Co., Merrill Lynch and Salomon Smith Barney, as well as financial institutions and mutual funds.

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

        Competitors of AIQ include Equis International (MetaStock), Windows on Wall Street, and many others. Generally, these competitors’ products can be classified as “charting” packages. They concentrate their resources on general charting (graphical) and stock market back-testing capabilities, rather than the pre-programmed market analysis offered by the AIQ products. AIQ’s TradingExpert Pro competes with Omega’s TradeStation and MetaStock Professional.

MATTERS RELATED TO SEGMENTS, OTHER THAN ARBITRAGE TRADING

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

        Although TDSC has approval by NASD-R for “clearing” of its Track ECN business, it is a unique and limited approval for it to submit two sided trade data respecting trades which were executed by broker-dealers on the Track ECN. TDSC submits this data to the National Securities Clearing Corporation so that the actual trading counterparties can and do compare, clear and settle their trades and, except in the case of a rare error, TDSC “drops out” of the clearing process. This effort to “self-clear” was a step to reduce costs of having a third part handle this function.

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

        As of December 31, 2005, TDSC was required to maintain minimum net capital, in accordance with SEC rules, of approximately $1 million and had total net capital of $1,935,000, or approximately $935,000 in excess of minimum net capital requirements.

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

Research and Development

        Expenditures for research and development incurred primarily to establish technological feasibility of a product or for product enhancement were approximately $210,000, $238,000 and $242,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

Employees

        The Company employed approximately 150 persons on a full-time basis as of December 31, 2005. The Company believes that its relationship with its employees is satisfactory.

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

In connection with the arbitrage trading activity, the Company incurs margin loans. The Company is exposed to interest rate change market risk with respect to these margin loans. The level of trading in the arbitrage trading account is partially dependent on the margin value of Track Data common stock pledged by its CEO, and Innodata and Edgar Online common stock, which is used as collateral. The market value of such securities is dependent on future market conditions for these companies over which the Company has little or no control.

ITEM 1A.	RISK FACTORS

Risks Relating to Owning Our Stock

Market volatility may cause our stock price and the value of your investment to decline.

From January 1, 2004 through December 31, 2005, the price per share of our common stock has ranged from a low of $1.95 to a high of $9.80. The market price of our common stock has been, and is likely to continue to be, highly volatile and subject to wide fluctuations. In the past, volatility in the market price of a company’s securities has often led to securities class action litigation. Such litigation could result in substantial costs to us and divert our attention and resources, which could harm our business. Declines in the market price of our common stock or failure of the market price to increase could also harm our ability to retain key employees, reduce our access to capital and otherwise harm our business.

Broad market and industry factors may adversely affect the market price of our common stock, regardless of our actual operating performance. Factors that could cause fluctuations in our stock price may include, among other things:

•	actual or anticipated variations in quarterly operating results;
•	conditions or trends in our industry, including trading volumes, regulatory changes or changes in the securities marketplace;
•	changes in the market valuations of other companies operating in our industry;
•	announcements by us or our competitors of significant acquisitions, strategic partnerships or divestitures;
•	announcements of investigations or regulatory scrutiny of our operations or lawsuits filed against us;
•	additions or departures of key personnel; and
•	sales of our common stock, including sales of our common stock by our directors and officers.

We have incurred losses in the past and we cannot assure you that we will be profitable.

We have incurred losses in the past and we may do so in the future. While we reported net income for 2004 and 2003, we reported a net loss of $37,000 for 2005.

Our Professional Market segment revenues experienced significant declines since 2001 from a combination of staffing reductions in the securities industry, the use by customers of internally developed services, or lower priced services offered by us or other vendors. This trend has continued in 2006. Track ECN currently offers the highest published rebate in the industry and has recently been successful in attracting new subscribers. Despite the addition of new subscribers, the Company has not been able to significantly increase revenues. Profit margins are very low in this business and significant volume is necessary to have an impact on the results of operations. The Company commenced self-clearing of its ECN business at the end of the third quarter of 2005 in an effort to decrease costs associated with ECN revenues.

Our Non-Professional Market segment revenues have been inconsistent month to month but have been down overall when compared to the same periods in the prior year. The Company is attempting to grow revenues in this segment, principally through marketing alliances and limited advertising to attract new customers, and by offering additional services to existing customers. The Company presently offers trading of U.S. based stocks, options, e-mini futures and foreign currency. Although the Company has recently introduced a new low priced trading application, myTrack Pro, engineered for the hyperactive traders, with a particular focus on options traders, there is no assurance the Company will be successful in marketing such new services.

We also engage in arbitrage trading activity. Our trading strategy consists principally of establishing hedged positions consisting of stocks and options. We are subject to market risk in attempting to establish a hedged position, as the market prices could change, precluding a profitable hedge. In these instances, any positions that were established for this hedge would be immediately sold, usually resulting in small losses. If the hedged positions are successfully established at the prices sought, the positions generally stay until the next option expiration date, resulting in small gains, regardless of market value changes in these securities. While virtually all positions are liquidated at option expiration date, certain stock positions remain. The liquidation of these positions generally results in small profits or losses. From time to time, losses may result from certain dividends that may have to be delivered on positions held, as well as from certain corporate restructurings and mergers that may not have been taken into account when the positions were originally established.

The Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (Revised 2004), Share-Based Payment, which among other things requires public companies to expense employee stock options and other share-based payments at their fair value when issued commencing January 1, 2006. At December 31, 2005, all of our outstanding stock options were fully vested. We expect that the adoption of this statement may have a material impact on our net income (loss) and earnings per share in future periods, upon the issuance of new awards. As a result of this impact on our financial results, we may be forced to decrease or eliminate employee stock option grants, which could, in turn, have a negative impact on our ability to attract and retain qualified employees.

Our officers, directors and largest stockholder have the ability to control all matters submitted to stockholders for approval and control the issuance of preferred stock.

Our principal stockholder may be able to control matters requiring a stockholder vote, such as unsolicited takeovers which may prevent investors from receiving a premium on their shares. As of February 28, 2006, Barry Hertz, our Chairman, directly or indirectly controlled approximately 56% of our shares. He is in a position to control the outcome of matters requiring a stockholder vote, including the election of directors. Such control could have the effect of discouraging, or making more difficult, an unsolicited acquisition of us by means of a tender offer, a proxy contest or otherwise, even though an unsolicited acquisition could have resulted in our stockholders receiving a premium for their shares or be otherwise economically beneficial to them.

Our right to issue preferred stock could dilute or diminish the value of existing investors' common stock. Our governing documents authorize the issuance of up to five million shares of preferred stock without stockholder approval, with dividend, liquidation, conversion, voting or other rights which could adversely affect the voting power or other rights of the holders of our common stock. Depending on the designations, rights and preferences of a particular issuance of preferred stock, such issuance could adversely affect the market value of our common stock.

Our right to issue preferred stock could also make a third-party acquisition of us difficult. In the event of issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control. Although we have no present intention to issue any shares of preferred stock, there can be no assurance that we will not do so in the future.

Success of stockholder actions against directors is less likely as our directors' liability for their actions is limited and we may indemnify them if they are sued. Our governing documents limit the liability of our directors for breach of their fiduciary duty of care. The effect is to eliminate liability of directors for monetary damages arising out of negligent or grossly negligent conduct. Stockholder actions against our directors for monetary damages can only be maintained upon a showing of certain factors and not for director's negligence or gross negligence in satisfying their duty of care. The factors required to obtain monetary damages are a breach of the individual director's duty of loyalty, a failure to act in good faith, intentional misconduct, a knowing violation of the law, an improper personal benefit, or an illegal dividend or stock purchase. These documents also provide for indemnification as permitted by Delaware law. However, insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to our directors, officers or controlling persons pursuant to the foregoing provisions, we have been informed that in the opinion of the Commission such indemnification is against public policy as expressed in the Act and is therefore unenforceable.

Current litigation against our Chairman and CEO.

On June 14, 2005, the SEC filed a civil complaint against Barry Hertz, our Chairman and CEO, in the U.S. District Court for the Eastern District of New York in Brooklyn alleging violations of various provisions of the federal securities laws in connection with certain transactions in Track Data stock owned by others. The SEC seeks various remedies including an injunction, disgorgement of profits and an order barring Mr. Hertz from serving as an officer or director of a public company. Mr. Hertz has denied wrongdoing.

We may not pay dividends on our common stock.

We have paid dividends in the past but have not done so since March, 2004. There is currently no plan to pay dividends in the near future. Dividends in the future, if any, will be based on factors, among others, relating to future earnings and capital requirements and to the discretion of our board of directors.

Risks Relating to the Nature of the Financial Services Business

Many of our competitors have greater financial, technical, marketing and other resources.

Many of our competitors have greater resources than we do and offer a wider range of financial products and services. Many also have greater name recognition, greater market acceptance and larger customer bases. These competitors may conduct extensive promotional activities and offer better terms, lower prices and/or different products and services than we do. Moreover, some of our competitors have established relationships among themselves or with third parties to enhance their products and services. This means that our competitors may be able to respond more quickly to new or changing opportunities and demands and withstand changing market conditions better than we can.

This intense competition has resulted in several trends that may adversely affect our financial condition and results of operations, including the implementation of new pricing strategies, consolidation in the industry and increased emphasis on advertising and promotional efforts.

We face direct competition from numerous online and software-based brokerage firms, including Charles Schwab & Co., Inc., E*TRADE Group, Inc., Ameritrade, Inc. and TradeStation Group, Inc. We also encounter competition from the broker-dealer affiliates of established full commission brokerage firms, as well as from financial institutions, mutual fund sponsors and other organizations, some of which provide online brokerage services.

We believe that the general financial success of companies within the online securities industry will continue to attract new competitors to the industry, such as banks, software development companies, insurance companies, providers of online financial information and others. These companies may provide a more comprehensive suite of services than we do. We may not be able to compete effectively with our current or future competitors.

A decline in activity levels in the securities markets could lower demand for our services.

Our business is dependent upon the health of the financial markets as well as the financial health of the participants in those markets. Some of the demand for financial data and information is dependent upon activity levels in the securities markets while other demand is static and is not dependent on activity levels. In the event that the U.S. or international financial markets suffer a prolonged downturn that results in a significant decline in investor activity, our revenue levels could be materially adversely affected. We have experienced higher than normal cancellations or downgrades as a result of the cost cutting pressures evident in the financial services sector in recent years and such cancellations or downgrades may continue.

Consolidation of financial services within and across industries could lower demand for our services.

As consolidation occurs and synergies are achieved, the number of potential customers for our services decreases. This consolidation has two forms: consolidations within an industry, such as banking, and across industries, such as consolidations of insurance, banking and brokerage companies. When two companies that separately subscribe to or use our services combine, they may terminate or reduce duplicative subscriptions for our services or if they are billed on a usage basis, usage may decline due to synergies created by the business combination. We experienced higher than normal cancellations in recent years as a result of this trend and these consolidations and cancellations may continue. A large number of cancellations, or lower utilization resulting from consolidations, could have a material adverse effect on our revenue.

The continuing impact of cost-cutting pressures across the financial services industry could cause lower demand for our services.

Many customers within the financial services industry are striving to reduce their operating costs. To achieve this goal, customers may seek to reduce their spending on market data services. If customers elect to reduce their spending with us, our results of operations could be materially adversely affected. Alternatively, customers may use other strategies to reduce their overall spending on market data services, either by consolidating their spending with a fewer number of vendors or by selecting vendors with lower-cost offerings. If customers elect to consolidate their spending on market data services with other vendors and not us, or if we cannot price our services as aggressively as the competition, our results of operations could be materially adversely affected.

Servicing customers outside the United States involves special challenges that we may not be able to meet, which could negatively impact our financial results.

To date, our operations are principally located in the United States, with Internet access to our products from outside the United States. Since our services are available over the Internet in foreign countries and we have customers residing in foreign countries, foreign jurisdictions may claim that we are required to qualify to do business in their country. We believe that the number of our customers residing outside of the United States will increase over time. We are required to comply with the laws and regulations of each country in which we conduct business, including laws and regulations currently in place or which may be enacted related to Internet services available to their citizens from service providers located elsewhere. Any failure to develop effective compliance and reporting systems could result in regulatory penalties in the applicable jurisdiction, which could have a material adverse effect on our business, financial condition and operating results.

In addition, in the future we may choose to offer foreign securities brokerage services. There are certain risks inherent in doing so. Among other risks, we may face less developed technological infrastructures, less developed automation in exchanges, depositories and national clearing systems, exchange rate fluctuations, increased credit risk and unexpected changes in regulatory requirements, tariffs and other trade barriers. If we choose to do business through an international entity, we may also face barriers to repatriation of foreign earnings. Any of these factors could have a material adverse effect on our future international operations and consequently on our business, financial condition and operating results.

If we fail to attract customers in a cost-effective manner, our profitability and growth may be impaired.

Our profitability and growth depends on increasing our customer base in a cost-effective manner. We expect to increase our advertising and related expenses. There are no assurances that these efforts will be cost-effective at attracting new customers. In particular, we believe that rates for desirable advertising and marketing placements are likely to increase in the foreseeable future, and we may be disadvantaged relative to our larger competitors in our ability to expand or maintain our advertising and marketing commitments. Additionally, filter software programs that limit or prevent our advertisements and other communications from being displayed on or delivered to our current and potential customers’ computers are becoming increasingly available. If this type of software becomes widely accepted, it would negatively affect Internet advertising. Finally, our sales and marketing methods are subject to regulation by the NASD. Their rules and regulations impose specific limitations on our sales methods, including our advertising and payments to non-broker-dealers. If we do not achieve our advertising objectives, our profitability and growth may be impaired.

We are subject to various forms of credit risk, and those risks could have a material adverse effect on our financial situation.

Through an arrangement with our clearing firms, we extend margin credit and leverage to our customers, which is subject to various regulatory and clearing firm margin requirements. Margin credit is collateralized by cash and securities in the customers’ accounts. Leverage involves securing a large potential future obligation with a proportional amount of cash or securities. The risks associated with margin credit and leverage increase during periods of fast market movements or in cases where leverage or collateral is concentrated and market movements occur. During such times, customers who utilize margin credit or leverage and who have collateralized their obligations with securities may find that the securities have a rapidly depreciating value and may not be sufficient to cover their obligations in the event of a liquidation. We are also exposed to credit risk when our customers execute transactions, such as short sales of options and equities that can expose them to risk beyond their invested capital.

We expect this kind of exposure to increase with growth in our overall business. Because we indemnify and hold harmless our clearing firms from certain liabilities or claims, the use of margin credit, leverage and short sales may expose us to significant off-balance-sheet risk in the event that collateral requirements are not sufficient to fully cover losses that customers may incur and those customers fail to satisfy their obligations. As of December 31, 2005, we had $14 million in margin credit extended to our customers through our clearing firms. The amount of risk to which we are exposed from the leverage we extend to our customers and from short sale transactions by our customers is unlimited and not quantifiable as the risk is dependent upon analysis of a potential significant and undeterminable rise or fall in stock prices.

Our risk management policies and procedures may not be effective and may leave us exposed to unidentified or unexpected risks.

Our policies, procedures and practices used to identify, monitor and control a variety of risks may fail to be effective. As a result, we face the risk of losses, including losses resulting from firm errors, customer defaults, market movements, fraud and money-laundering. Our risk management methods rely on a combination of technical and human controls and supervision that are subject to error and failure. Some of our methods of managing risk are based on internally developed controls and observed historical market behavior, and also involve reliance on industry standard practices. These methods may not adequately prevent future losses, particularly as they relate to extreme market movements, which may be significantly greater than the historical measures indicate. These methods also may not adequately prevent losses due to technical errors if our testing and quality control practices are not effective in preventing technical software or hardware failures.

We may suffer losses if our reputation is harmed.

Our ability to attract and retain customers and employees may be adversely affected to the extent our reputation is damaged. If we fail, or appear to fail, to deal with various issues that may give rise to reputational risk, we could harm our business prospects. These issues include, but are not limited to, appropriately dealing with potential conflicts of interest, legal and regulatory requirements, ethical issues, money-laundering, privacy, record-keeping, sales and trading practices, and the proper identification of the legal, reputational, credit, liquidity, and market risks inherent in our business. Failure to appropriately address these issues could also give rise to additional legal risk to us, which could, in turn, increase the size and number of claims and damages asserted against us or subject us to regulatory enforcement actions, fines, and penalties.

Systems failures and delays could harm our business.

We receive and process trade orders through a variety of electronic channels. Our online trading services are heavily dependent on the integrity of the systems supporting them. Our systems and operations, including our Web servers, and those of our third-party service providers are vulnerable to damage or interruption from human error, sabotage, encryption failures, break-ins, intentional acts of vandalism, earthquakes, terrorist attacks, floods, fires, power loss, telecommunications failures, computer viruses, computer denial of service attacks or other attempts to harm our systems and operations, and similar events. Our disaster recovery planning cannot account for all eventualities. In addition, extraordinary trading volumes could cause our computer systems to operate at an unacceptably low speed or even fail. While we have invested significant amounts to upgrade the reliability and scalability of our systems, there can be no assurance that our systems will be sufficient to handle such extraordinary trading volumes.

Systems failures or delays may occur in the future and could cause, among other things, unanticipated disruptions in service to our customers, slower system response time resulting in transactions not being processed as quickly as our customers desire, decreased levels of customer service and customer satisfaction and harm to our reputation. If any of these events were to occur, we could suffer: a loss of customers or a reduction in the growth of our customer base; increased operating expenses; financial losses; litigation or other customer claims; and regulatory sanctions or additional regulatory burdens.

Our business also depends on the continued reliability of the Internet infrastructure. This includes maintenance of a reliable network backbone with the necessary speed, data capacity and security for providing reliable Internet services. Internet infrastructure may be unable to support the demands placed on it if the number of Internet users continues to increase, or if existing or future Internet users access the Internet more often or increase their bandwidth requirements. In addition, viruses, worms and similar programs may harm the performance of the Internet. The Internet has experienced a variety of outages and other delays as a result of damage to portions of its infrastructure, and it could face outages and delays in the future. These outages and delays could reduce the level of Internet usage and our business could be materially adversely affected.

Our networks and those of our third-party service providers may be vulnerable to security risks.

The secure transmission of confidential information over public networks is a critical element of our operations. Our networks and those of our third-party service providers may be vulnerable to unauthorized access, computer viruses and other security problems. Persons who circumvent security measures could wrongfully use our confidential information or our customers’ confidential information or cause interruptions or malfunctions in our operations. We or our service providers may be required to expend significant additional resources to protect against the threat of security breaches or to alleviate problems caused by any breaches. We or our service providers may not be able to implement security measures that will protect against all security risks.

Our inability to protect our intellectual property rights or our infringement of the intellectual property rights of others could adversely affect our business.

        Our success and ability to compete in the online securities industry depends in part upon our technology. Laws and our contractual terms may not be sufficient to protect our technology from use or theft by third parties. For instance, a third party might try to reverse engineer or otherwise obtain and use our technology without our permission and without our knowledge, allowing competitors to duplicate our products. We may have legal or contractual rights that we could assert against such illegal use, but lawsuits claiming infringement or misappropriation are complex and expensive, and the outcome would not be certain. We may choose not to enforce or protect our intellectual property rights, depending on our strategic evaluation and judgment regarding the best use of our intellectual property portfolio and the recourse available to us.

Patents of third parties may have an important bearing on our ability to offer certain of our products and services. Our major competitors as well as other companies and individuals may obtain and may have obtained patents related to the technologies for trading the types of products and providing the services we offer or plan to offer. We cannot assure you that we are or will be aware of all patents containing claims that may pose a risk of infringement by our products and services. In addition, some patent applications in the United States are confidential until a patent is issued and, therefore, we cannot evaluate the extent to which technology concerning our products and services may be covered or asserted to be covered by claims contained in pending patent applications. In general, if one or more of our products or services were found by a court to infringe patents held by others, we may be required to stop developing or marketing the products or services, to obtain licenses to develop and market the services from the holders of the patents or to redesign the products or services in such a way as to avoid infringing those patents. An adverse ruling arising out of any intellectual property dispute could also subject us to significant liability for damages.

We cannot assess the extent to which we may be required in the future to obtain licenses with respect to patents held by others, whether such licenses would be available or, if available, whether we would be able to obtain such licenses on commercially reasonable terms. If we are unable to obtain licenses with respect to patents held by others, and are unable to redesign our products or services to avoid infringement of any such patents, this could materially adversely affect our business, financial condition and operating results.

Also, protection may not be available for our other intellectual property. Although we have registered trademarks in the United States, there can be no assurance that we will be able to secure significant protection for these marks. It is possible that our competitors will adopt product or service names similar to ours, thereby impeding our ability to build brand identity and possibly leading to customer confusion. Our inability to adequately protect our marks could have a material adverse effect on our business, financial condition and operating results.

We will need to introduce new products and services to remain competitive.

Our future success depends in part on our ability to develop and enhance our products and services. The financial services industry is characterized by rapid technological change and the emergence of new industry standards and practices that could render our existing technology and systems obsolete. There are significant technical and financial risks in the development of new or enhanced products and services, including the risk that we will be unable to effectively use new technologies or adapt our services to emerging industry standards, or develop, introduce and market enhanced or new products and services. In addition, the adoption of new Internet, networking or telecommunications technologies or other technological changes could require us to incur substantial expenditures to modify or adapt our services or infrastructure.

We may make acquisitions, and we may be unable to successfully integrate those acquisitions with our business, impairing our financial performance.

If appropriate opportunities present themselves, we may acquire businesses, products or technologies that we believe are strategic. If we do succeed in acquiring a business, product or technology, we have limited experience in integrating an acquisition into our business. The process of integration may produce unforeseen operating difficulties and expenditures and may absorb significant attention of our management that would otherwise be available for the ongoing development of our business, which may harm our business, financial condition or results of operations.

We are dependent on our clearing agent, Penson Financial Services, Inc., and any failure by them or difficulties in our relationship could materially harm our business.

We are dependent on Penson Financial Services, Inc. and certain other clearing agents for the orderly processing of transactions. Our principal relationship is with Penson.

Our clearing agreement with Penson may be terminated by either party upon 45 days prior written notice. Breaches or termination of these agreements or the clearing firms’ agreements with their third-party suppliers could harm our business. Termination of our relationship with Penson could expose us to certain capital reserve requirements and other complex regulatory requirements imposed by federal and state securities laws, which could have a material adverse effect on our business. Moreover, we have agreed to indemnify and hold harmless our clearing firms from certain liabilities or claims, including claims arising from the transactions of our customers, and may incur significant costs as a result.

The loss of or change in our third-party vendors may adversely affect our business.

We rely on a number of third parties for various services. These include the services of market makers and exchanges to execute customer orders and other third parties for back-office services and other information necessary to run our business, including transaction summaries, data feeds for compliance and risk management, execution reports and trade confirmations. The stock and option exchange and other third-party content providers provide us with all of the financial information, market news, charts, option and stock quotes, research reports and other fundamental data that we offer to customers. Our Track ECN business is currently dependent on Nasdaq’s trading platform to display and execute most of the ECNs business, as to which there is no assurance that such venue will continue to be available under the same or similar business terms.

We cannot assure you that any of these providers will be able to continue to provide these services in an efficient, cost-effective manner or that they will be able to adequately expand their services to meet our needs. An interruption in or the cessation of service by any third-party service provider as a result of systems failures, capacity constraints, unanticipated trading market closures or for any other reason, and our inability to make alternative arrangements in a smooth and timely manner, if at all, may have a material adverse effect on our business, financial condition and operating results.

Our exposure to possible litigation could adversely affect our business.

Because of the extent and complexity of our regulatory environment and the products we offer, many aspects of our business involve substantial risks of liability. In recent years, there has been an increasing incidence of litigation involving the securities brokerage industry, including class action and other suits that generally seek substantial damages, including in some cases punitive damages. Any such litigation brought in the future could have a material adverse effect on our business, financial condition and operating results.

We also face potential indirect liability for claims of defamation, negligence, copyright, patent or trademark infringement, violation of the securities laws and other claims based upon the third-party content that we distribute online. Computer failures may also result in our widely publishing and distributing incorrect data. Our insurance may not necessarily cover any of these claims or may not be adequate to protect us against all liability that may be imposed. Any such litigation brought in the future could have a material adverse effect on our business, financial condition and operating results.

Losses due to employee or customer fraud could have an adverse effect on our business.

We are exposed to potential losses resulting from fraud and other misconduct by employees and customers. Employees may bind us to transactions that exceed authorized limits or present unacceptable risks, hide from us unauthorized or unsuccessful activities or improperly use confidential information. Customers may engage in fraudulent activities, including fraudulent access to legitimate customer accounts or the use of a false identity to open an account, or the use of forged or counterfeit checks for payment. Such types of fraud may be difficult to prevent or detect, and we may not be able to recover the losses caused by such activities. Any such losses could have a material adverse effect on our business, financial condition and operating results.

Risks Relating to Regulation of Our Business

We operate in a highly regulated industry and compliance failures could adversely affect our business.

We operate under extensive regulation, which increases our cost of doing business and is a limiting factor on the operations and development of our business. The Securities and Exchange Commission, or SEC, commissions regulate us. Outside the United States, we also may be subject to regulation by securities regulatory authorities in the countries where our customers are located. The securities industry in the United States is subject to extensive regulation covering all aspects of the securities business, including: sales methods; trade practices; use and safekeeping of customer funds and securities; capital structure; record-keeping; financing of customers’ purchases; and conduct of directors, officers and employees.

Failure to comply with any of the laws, rules or regulations applicable to us, even inadvertently, could lead to adverse consequences including censure, fine, the issuance of cease-and-desist orders or the suspension or disqualification of directors, officers or employees. Any of these adverse consequences could affect our business. It is also possible that any noncompliance could subject us to criminal penalties and civil lawsuits. An adverse ruling against us or our officers or other employees could cause our subsidiaries or our officers and other employees to pay a substantial fine or settlement, and could result in their suspension or expulsion. Any of these events could have a material adverse effect on our business.

Changes in legislation or regulations may affect our ability to conduct our business or reduce our profitability.

The regulatory environment in which we operate may change. These changes may affect our ability to conduct our business or reduce our profitability. Our activities may be affected not only by legislation or regulations of general applicability, but also by industry-specific legislation or regulations. The SEC, other U.S. or foreign governmental authorities, the NASD or other SROs may adopt new or revised regulations which affect our business. Changes in the interpretation or enforcement of existing laws and rules by those entities may also affect our business.

Track ECN presently displays orders submitted by its subscribers on Nasdaq's trading platform. Broker-dealers can access this liquidity through Nasdaq. Nasdaq is presently authorized to operate as an exchange and has published information about anticipated changes that it prefers that could be detrimental to Track ECNs continued ability to do business on Nasdaq. If these or other changes were to occur, Track ECN may have to seek alternative venues to conduct its business. Presently, there are no such viable alternatives to conduct its business in the same manner as it does presently. A change of venues, if available, could likely result in significantly less volume of transactions executed through Track ECN, resulting in a significant reduction in revenues.

In addition, we use the Internet as the distribution channel to provide services to our customers. A number of regulatory agencies have recently adopted regulations regarding customer privacy and the use of customer information by service providers. Additional laws and regulations relating to the Internet may be adopted in the future, including regulations regarding the pricing, taxation, content and quality of products and services delivered over the Internet. Complying with these laws and regulations is expensive and time consuming and could limit our ability to use the Internet as a distribution channel.

Failure to comply with net capital requirements could adversely affect our business.

The SEC, the NASD and other SROs have stringent rules with respect to the maintenance of specific levels of net capital by securities broker-dealers. Our broker-dealer subsidiary is required to comply with the net capital requirements. If we fail to maintain the required net capital, the SEC could fine us or even suspend or revoke our registration, or the NASD could sanction us, including by limiting our growth or expelling us from membership. Any of these actions could have a material adverse effect on our business.

The net capital requirements also provide that the SEC may restrict for up to 20 business days any withdrawal of equity capital, or unsecured loans or advances to stockholders, employees or affiliates, commonly called capital withdrawal, if the capital withdrawal, together with all other net capital withdrawals during a 30-day period, exceeds 30% of excess net capital and the SEC concludes that the capital withdrawal may be detrimental to the financial integrity of the broker-dealer.

Procedures and requirements of the Patriot Act may expose us to significant costs or penalties.

As participants in the financial services industry, our subsidiary is subject to laws and regulations, including the Patriot Act of 2001, that require that it know its customers and monitor transactions for suspicious financial activities. The cost of complying with the Patriot Act and related laws and regulations is significant. We face the risk that our policies, procedures, technology and personnel directed toward complying with the Patriot Act are insufficient and that we could be subject to significant criminal and civil penalties due to noncompliance. Such penalties could have a material adverse effect on our business, financial condition and operating results. As an online broker with customers worldwide, we may face particular difficulties in identifying our customers and monitoring their activities.

ITEM 2.	PROPERTIES

        The Company’s executive offices are located at 95 Rockwell Place, Brooklyn, NY. These offices are leased from a family partnership controlled by the Company’s Chairman. The annual rental of approximately 36,000 square feet is approximately $623,000. The lease expires in April, 2006 and is expected to be renewed for another one-year period. The Company believes that the terms of this lease are at least as favorable to it as terms which it would have obtained in a comparable transaction with unaffiliated persons.

        The Company maintains sales and/or service offices in Brooklyn, NY, Chicago, IL, Los Angeles, CA, San Francisco, CA, Boston, MA, Incline Village, NV, Philadelphia, PA, Boca Raton, FL, and Dallas, TX with aggregate annual rentals of $1,045,000 in 2005. The Company also maintains a full service office in London, England under a lease with annual rental of $27,000 in 2005. These leases expire at various dates through 2010.

        The Company's facilities are fully utilized and are suitable and adequate for their purpose.

ITEM 3.	LEGAL PROCEEDINGS

        The Company is subject to legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the Company's financial position.

On June 14, 2005, the SEC filed a civil complaint against Barry Hertz, the Company’s Chairman and CEO, in the U.S. District Court for the Eastern District of New York in Brooklyn alleging violations of various provisions of the federal securities laws in connection with certain transactions in Track Data stock owned by others. The SEC seeks various remedies including an injunction, disgorgement of profits and an order barring Mr. Hertz from serving as an officer or director of a public company. Mr. Hertz has denied wrongdoing and filed a motion for summary judgment dismissing the complaint. The SEC has filed a cross-motion for partial summary judgment. Those motions are currently pending before the Court.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Company held its Annual Meeting on December 1, 2005. The results of matters voted at that Meeting are presented below:

Election of Directors:
Nominee	For	Withheld	Abstain	Against
Abraham Biderman	7,075,226	28,520
Albert Drillick	7,075,626	28,120
E. Bruce Fredrikson	7,076,641	27,105
Barry Hertz	7,071,544	32,202
Martin Kaye	7,075,793	27,953
Philip Ort	7,075,866	27,880
Shaya Sofer	7,070,973	32,773
Stanley Stern	7,072,852	30,894

Appointment of Auditors:	7,081,623		2,107	20,015

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        The Company's Common Stock is quoted on the Nasdaq National Market System under the symbol "TRAC." On February 28, 2006, there were 262 stockholders of record of the Company's Common Stock based on information provided by the Company's transfer agent. Virtually all of the Company's publicly held shares are held in "street name" and the Company believes the actual number of beneficial holders of its Common Stock to be approximately 13,000.

        The following table sets forth the high and low sales prices for the Company's Common Stock as reported on Nasdaq:

	Common Stock
	Sale Price

	High	Low

2004

First Quarter	$9.80	$5.05
Second Quarter	8.00	4.10
Third Quarter	5.70	3.60
Fourth Quarter	5.35	3.30

2005

First Quarter	$5.00	$2.50
Second Quarter	3.21	1.95
Third Quarter	3.41	2.30
Fourth Quarter	3.55	2.70

On January 18, 2005, the Board of Directors authorized a one-for-five reverse stock split, which was consented to by the Company’s Chairman, CEO and principal stockholder. The stock split became effective on February 28, 2005. All share and per share information in this report retroactively reflect such stock split.

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

Issuer Purchases of Equity Securities

Total Number
of Shares
	Number of		Purchased as	Maximum Number
	Shares of	Average	Part of	of Shares That May
Period	Common Stock	Price Paid	Publicly	Yet be Purchased
Purchased	Purchased	Per Share	Announced Plans	Under the Plans

October, 2005

November, 2005

December, 2005				1,000,000

Total	None		None

        On November 1, 2005, the Board of Directors approved a buy back of up to 1,000,000 shares of the Company’s Common Stock in market or private negotiated transactions from time to time.

ITEM 6.	SELECTED FINANCIAL DATA

Year Ended December 31,	2005	2004	2003	2002	2001
	(in thousands, except earnings and dividends per share)

SERVICE FEES AND REVENUE	$36,094	$40,093	$40,881	$57,188	$62,217

COSTS, EXPENSES AND OTHER:
Direct operating costs	25,002	23,544	23,201	31,309	29,539
Selling and administrative expenses	13,108	14,415	15,098	19,307	19,560
Marketing and advertising	274	414	394	659	1,243
(Gain) write off of investments in private companies	(412)	-	-	716	-
Gain on arbitrage trading	(819)	(1,512)	(1,891)	(445)	(1,800)
Gain on marketable securities-Innodata and Edgar Online	(1,067)	(5,887)	(624)	(124)	-
Other income	-	-	-	-	(1,949)
Interest expense (income) - net	223	305	107	657	(58)

Total	36,309	31,279	36,285	52,079	46,535

(LOSS) INCOME BEFORE EQUITY IN NET INCOME
OF AFFILIATE AND INCOME TAXES	(215)	8,814	4,596	5,109	15,682

EQUITY IN NET INCOME OF AFFILIATE	-	-	-	-	276

(LOSS) INCOME BEFORE INCOME TAXES	(215)	8,814	4,596	5,109	15,958

INCOME TAXES (BENEFIT) EXPENSE	(178)	3,614	1,750	2,118	4,880

NET (LOSS) INCOME	$(37)	$5,200	$2,846	$2,991	$11,078

BASIC AND DILUTED NET (LOSS) INCOME PER SHARE	$(.00)	$.53	$.29	$.28	$.93

DIVIDENDS PER SHARE	$.00	$.05	$.05	$.00	$.00

WEIGHTED AVERAGE SHARES OUTSTANDING	9,221	9,732	9,942	10,525	11,919

ADJUSTED DILUTIVE SHARES OUTSTANDING	9,221	9,740	9,960	10,580	11,975

December 31,	2005	2004	2003	2002	2001
	(in thousands)

TOTAL ASSETS	$36,207	$69,438	$73,498	$46,416	$76,920
TOTAL LIABILITIES	14,658	42,570	49,693	26,809	53,759
STOCKHOLDERS’ EQUITY	21,549	26,868	23,805	19,607	23,161

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business

        Track Data Corporation (the "Company") is a financial services company that provides real-time financial market data, fundamental research, charting and analytical services to institutional and individual investors through dedicated telecommunication lines and the Internet. The Company also disseminates news and third-party database information from more than 100 sources worldwide. The Company owns Track Data Securities Corp. ("TDSC"), a registered securities broker-dealer and member of the National Association of Securities Dealers, Inc. The Company provides a proprietary, fully integrated Internet-based online trading and market data system, proTrack, for the professional institutional traders, and myTrack and myTrack Pro, for the individual trader. The Company also operates Track ECN, an electronic communications network that enables traders to display and match limit orders for stocks. The Company's operations are classified in three business segments: (1) Professional Market -- Market data services and trading, including ECN services, to the institutional professional investment community, (2) Non-Professional Market -- Internet-based online trading and market data services to the non-professional individual investor community, and (3) Arbitrage trading.

Relevant Factors

The Company's Professional Market segment revenues experienced significant declines since 2001 from a combination of staffing reductions in the securities industry, the use by customers of internally developed services, or lower priced services offered by the Company or other vendors. This trend has continued into 2006. Track ECN currently offers the highest published rebate in the industry and has recently been successful in attracting new subscribers. Despite the addition of new subscribers, the Company has not been able to significantly increase revenues. Profit margins are very low in this business and significant volume is necessary to have an impact on the results of operations. In addition, Track ECN is presently dependent on Nasdaq’s trading platform to display and execute most of its subscriber orders. Any changes that Nasdaq may implement in the future could have an adverse effect on Track ECN’s ability to conduct its business in the same way it does presently. The Company commenced self-clearing of its ECN business at the end of the third quarter of 2005 in an effort to decrease costs associated with ECN revenues. Although TDSC has approval from NASD-R for “clearing” of its Track ECN business, it is a limited approval for it to submit two sided trade data respecting trades which were executed by broker-dealers on the Track ECN. TDSC submits this data to the National Securities Clearing Corporation so that the actual trading counterparties can compare, clear and settle their trades and, except in the case of a rare error, TDSC “drops out” of the clearing process. This effort to "self-clear" was a step to reduce costs of having a third party handle this function.

The Non-Professional Market segment revenues have been inconsistent month to month but have been down overall when compared to the same periods in the prior year. The Company recently introduced myTrack Pro, a trading software for the active trader, with a focus on options trading. The Company is attempting to grow revenues in this segment, principally through marketing alliances and limited advertising to attract new customers, and by offering additional services to existing customers. The Company presently offers trading of U.S. based stocks, options, e-mini futures and foreign currency.

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

        In connection with the arbitrage trading activity, the Company incurs margin loans. The Company is exposed to interest rate change market risk with respect to these margin loans. The level of trading in the arbitrage trading account is partially dependent on the margin value of Track Data common stock pledged by its CEO, and Innodata and Edgar Online common stock, which is used as collateral. The market value of such securities is dependent on future market conditions for these companies over which the Company has little or no control.

Results of Operations

Years ended December 31, 2005 and 2004

        Revenues for the years ended December 31, 2005 and 2004 were $36,094,000 and $40,093,000, respectively, a decrease of 10%. The Company’s Professional Market segment had revenues for the years ended December 31, 2005 and 2004 of $24,419,000 and $25,103,000, respectively, a decrease of 3% for this segment. The Company’s Non-Professional Market segment had revenues of $11,675,000 and $14,990,000, respectively, for the years ended December 31, 2005 and 2004, a decrease of 22% for this segment. Since 2001, the Company has experienced a decline in revenues from its market data services to the Professional Market segment due principally to staffing reductions in the securities industry, the use by customers of internally developed services, or lower priced services that are offered by the Company or other vendors. This trend has continued into 2006, negatively impacting revenues and profits. Increased revenues from the Company’s Track ECN and its Newsware division mostly offset the decline in market data revenues; however, these increased revenues did not offset the reduction in profits due to the low margins realized on increased ECN revenues compared to higher margins lost from reduced market data services. The Company commenced self-clearing of its ECN operations at the end of the third quarter which has reduced clearing costs. Track ECN currently offers the highest published rebate in the industry and has recently been successful in attracting new subscribers. In the Non-Professional Market segment, the Company experienced a decline in the number of customers actively trading and, accordingly, reduced revenues due to significantly lower trading volumes and market data revenues.

        Direct operating costs were $25,002,000 for the year ended December 31, 2005 and $23,544,000 for the similar period in 2004, an increase of 6%. Direct operating costs as a percentage of revenues were 69% in 2005 and 59% in 2004. Without giving effect to unallocated depreciation, amortization expense and costs directly allocated to the Arbitrage segment, the Company’s Professional Market segment had $18,161,000 and $14,960,000 of direct costs for the years ended December 31, 2005 and 2004, respectively, an increase of 21%. Direct operating costs as a percentage of revenues for the Professional segment were 74% in 2005 and 60% in 2004. The significant dollar and percentage increase was principally due to costs associated with the increased ECN revenues which have minimal gross margins replacing the higher gross margins lost to the reduced market data revenues. The Professional Market segment includes a credit in 2005 of $370,000 for telecommunication costs recognized in prior periods. The Company’s Non-Professional Market segment had $6,026,000 in 2005 and $7,611,000 in direct costs for the years ended December 31, 2005 and 2004, respectively, a decrease of 21%. Direct operating costs as a percentage of revenues for the Non-Professional segment were 52% in 2005 and 51% in 2004. The dollar decline was principally due to the decreased revenues. Certain direct operating costs are allocated to each segment based on revenues. Direct operating costs include direct payroll, direct telecommunication costs, computer supplies, depreciation, equipment lease expense and the amortization of software development costs, costs of clearing, back office payroll and other direct broker-dealer expenses and ECN customer commissions and clearing.

        Selling and administrative expenses were $13,108,000 and $14,415,000 in the 2005 and 2004 periods, respectively, a -----decrease of 9%. Selling and administrative expenses as a percentage of revenues was 36% in 2005 and 2004. Without giving effect to unallocated depreciation, amortization expense and costs directly allocated to the Arbitrage segment, selling and administrative expenses for the Professional Market segment were $8,976,000 and $9,513,000 in the 2005 and 2004 periods, respectively, a decrease of 6%. For the Professional Market segment selling and administrative expenses as a percentage of revenues was 37% in 2005 and 38% in 2004. The decline in dollars and percentage includes a reversal of a judgment on sales taxes assessed of $245,000. Selling and administrative expenses for the Non-Professional segment were $3,991,000 and $4,553,000 in the 2005 and 2004 periods, respectively, a decrease of 12%. For the Non-Professional segment selling and administrative expense as a percentage of revenue was 34% in 2005 and 30% in 2004. The decrease in selling and administrative expenses was due principally to reduced allocations of shared expenses due to reduced revenues. Certain selling and administrative expenses are allocated to each segment based on revenues.

        Marketing and advertising costs were $274,000 in 2005 and $414,000 in 2004. The Professional Market segment spent $226,000 in 2005 and $369,000 in 2004. The Non-Professional segment incurred marketing costs of $48,000 in 2005 and $45,000 in 2004.

        The Professional Market segment realized a loss of $2,944,000 in 2005 compared to a loss of $494,000 before unallocated amounts and income taxes in 2004. The Non-Professional Market segment realized income of $1,611,000 in 2005 and $3,537,000 in 2004 before unallocated amounts and income taxes. The Arbitrage segment realized income of $406,000 in 2005 compared to income of $933,000 in 2004 before unallocated amounts and income taxes.

        In 2005 and 2004, the Company recognized gains of $1,067,000 and $5,887,000, respectively, from the sale of shares of Innodata and Edgar Online common stock.

        The Company realized a gain of $512,000 from the sale of an investment in a private company, offset by a $100,000 impairment charge on an investment in another private company.

Net interest expense in 2005 was $223,000 compared to $305,000 in 2004. The decrease in interest expense in 2005 is due principally to reduced levels of margin debt in connection with the Company's arbitrage trading program.

        As a result of the above-mentioned factors, the Company realized a loss before income taxes of $215,000 in the 2005 period compared to income before income taxes of $8,814,000 in the 2004 period.

        The Company's effective tax rate was (83)% in 2005 and 41% in 2004. The unusually high rate in 2005 was due to a reversal of an over estimate of state income taxes in 2004 related to state apportionments.

        The Company realized a net loss of $37,000 in 2005 compared to net income of $5,200,000 in 2004.

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

Liquidity and Capital Resources

        During the year ended December 31, 2005, cash used in operating activities was $656,000 compared to $6,149,000 in 2004. The decrease in 2005 was principally due to lower income from operations offset by lower net marketable security purchases. Cash flows provided by investing activities in 2005 was $789,000 compared to $6,295,000 in 2004. The significant reduction in 2005 was due to reduced proceeds from sales of Innodata common stock. Cash used in financing activities was $2,473,000 in 2005 compared to $1,625,000 in 2004. The increase in 2005 was principally due to increased purchases of treasury stock, offset by increased bank borrowings.

The Company has a line of credit with a bank up to a maximum of $3 million. The line is collateralized by the assets of the Company and is guaranteed by its Chairman. Interest is charged at 1.75% above the bank’s prime rate and is due on demand. The Company may borrow up to 80% of eligible market data service receivables as defined, and is required to maintain a compensating balance of 10% of the outstanding loans. At December 31, 2005, the Company had borrowings of $1,137,000 under the line. Borrowings available on the line of credit at December 31, 2005 were $51,000 based on these formulas.

The Company has significant positions in stocks and options and receives significant proceeds from the sale of trading securities sold but not yet purchased under the arbitrage trading strategy described in Note C of Notes to Consolidated Financial Statements. The Company expects that its December 31, 2005 positions will be closed during the first quarter of 2006 and that other positions with the same strategy will be established. The level of trading activity is partially dependent on the value of the shares of Track Data pledged by its CEO, and Innodata and Edgar Online common stock that is held as collateral.

        The Company purchased 1,247,000 shares of its common stock in 2005 at a cost of $3,676,000. The purchases were paid with cash that was part of the total capital used in Arbitrage trading. The Board recently authorized the purchase of up to 1 million shares from time to time in market purchases or in negotiated transactions. No major capital expenditures are anticipated beyond the normal replacement of equipment and additional equipment to meet customer requirements. The Company believes that borrowings available under the Company’s line of credit, its present cash position, including cash available in its Arbitrage trading, and any cash that may be generated from operations are sufficient for the Company’s cash requirements for the next 12 months.

        The Company’s broker-dealer subsidiary, TDSC, is subject to a minimum net capital requirement of $1 million by the NASD.

        The Company is subject to legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the Company's financial position.

Off Balance Sheet Risk

        In connection with the Company's broker-dealer operations, certain customer securities activities are transacted on a margin basis. The Company's clearing broker extends credit to the Company's customers, subject to various regulatory margin requirements, collateralized by cash and securities in the customers' accounts. In the event of a decline in the market value of the securities in a margin account, the Company is required to either obtain additional collateral from the customer or to sell the customer's position if such collateral is not forthcoming. The Company is responsible for any losses on such margin loans, and has agreed to indemnify its clearing broker for losses that the clearing broker may sustain from the customer accounts introduced by the Company. The Company and its clearing broker seek to control the risks associated with customer activities by monitoring required margin levels daily and, pursuant to such guidelines, requiring the customer to deposit additional collateral or to reduce positions when necessary. At December 31, 2005, the Company had $14 million in margin credit extended to its customers. The Company believes it is unlikely it will have to make material payments under the indemnification agreement and has not recorded any contingent liability in the Consolidated Financial Statements.

Contractual Obligations and Commitments

        At December 31, 2005, the Company had operating lease obligations aggregating $1,328,000 pursuant to which payments are due as follows: $609,000 in 2006; $277,000 in 2007; $212,000 in 2008; $154,000 in 2009; and $76,000 in 2010. In addition, the Company had $1,137,000 due on demand under its line of credit financing with a bank.

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

For ECN services, transaction fees are earned on a per trade basis, based on shares transacted, and are recognized as transactions occur. For each transaction executed, there is an associated liquidity payment or routing charge paid. Pursuant to Emerging Issues Task Force (“EITF”) Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent” (“EITF 99-19”), the Company records such expenses as liquidity payments or routing charges in the consolidated statements of operations.

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

New Pronouncements

        In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123(R), “Share-Based Payment.” SFAS 123(R) amends certain provisions of SFAS 123 with respect to transactions with employees. In April 2005, the Securities and Exchange Commission (“SEC”) announced a deferral of the effective date of SFAS 123(R) for calendar year companies until the beginning of 2006. The adoption of the new requirements will result in compensation charges to the Company’s statement of operations for the fair value of options granted to employees after December 31, 2005, as well as the compensation cost for the portion of outstanding awards for which the requisite service has not yet been rendered as of December 31, 2005. The Company will apply the modified prospective transition method. At December 31, 2005, all of the Company's outstanding stock options were fully vested. The Company expects that the adoption of this statement may have a material impact on net income (loss) and earnings per share in future periods upon the issuance of new awards.

        In March 2004, the FASB issued EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF No. 03-1”), which provides guidance for assessing impairment losses on debt and equity investments. Additionally, EITF No. 03-1 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF No. 03-1; however, the disclosure requirements remain effective and have been adopted by the Company. Management does not anticipate that issuance of a final consensus will materially impact the Company’s financial condition or results of operations.

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

        In June 2005, the EITF reached consensus on Issue No. 05-6, ”Determining the Amortization Period for Leasehold Improvements” ("EITF 05-6"). EITF 05-6 provides guidance on determining the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception. The guidance in EITF 05-6 will be applied prospectively and is effective for periods beginning after June 29, 2005. The adoption of EITF 05-6 did not have a material impact on the Company's consolidated financial condition or results of operations.

In November 2005, the FASB issued FASB Staff Position FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP 115-1”), which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of an other-than temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1 is required to be applied to reporting periods beginning after December 15, 2005. We do not expect the adoption of FSP 115-1 will have a material impact on the Company’s consolidated financial condition or results of operations.

Inflation and Seasonality

        To date, inflation has not had a significant impact on the Company’s operations. The Company’s revenues are not affected by seasonality.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company is exposed to interest rate change market risk with respect to its credit facility with a financial institution, which is priced based on the prime rate of interest. At December 31, 2005, there was $1,137,000 outstanding under the credit facility. Changes in the prime interest rate during fiscal 2006 will have a positive or negative effect on the Company's interest expense. Such exposure will increase should the Company maintain higher levels of borrowing during 2006. Assuming debt remains constant, a 1% change in interest rates would not be material to the Company’s interest expense.

        The Company has significant positions in stocks and options and receives significant proceeds from the sale of trading securities sold but not yet purchased under the arbitrage trading strategy described in Note C of Notes to Consolidated Financial Statements. In connection with the arbitrage trading activity, the Company incurs margin loans. The Company is exposed to interest rate change market risk with respect to these margin loans. Such exposure will increase should the Company maintain higher levels of borrowing. The level of trading in the arbitrage trading account is partially dependent on the value of Track Data common stock pledged by its CEO, and Innodata and Edgar Online common stock, which is used as collateral. The market value of such securities is dependent on future market conditions for these companies over which the Company has little or no control. If the stock collateral is not available, the Company will decrease its trading or seek additional collateral.

        The Company conducts business through a clearing broker, which settles all trades for the Company, on a fully disclosed basis, on behalf of its customers. The Company earns commissions as an introducing broker for the transactions of its customers. In the normal course of business, the Company's customer activities involve the execution of various customer securities transactions. These activities may expose the Company to off-balance-sheet risk in the event the customer or other broker is unable to fulfill its contracted obligations and the Company has to purchase or sell the financial instrument underlying the obligation at a loss. At December 31, 2005, the Company had $14 million in margin credit extended to its customers.

ITEM 8.	FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS	II-14-15

CONSOLIDATED BALANCE SHEETS	II-16

CONSOLIDATED STATEMENT OF OPERATIONS	II-17

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME (LOSS)	II-18

CONSOLIDATED STATEMENT OF CASH FLOWS	II-19

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	II-20-33

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the Board of Directors
and Stockholders of
Track Data Corporation

We have audited the accompanying consolidated balance sheet of Track Data Corporation (the “Company”) as of December 31, 2005, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income (loss) and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Track Data Corporation as of December 31, 2005, and the results of its operations and its cash flows for the year then ended in conformity with United States generally accepted accounting principles.

/S/ Marcum & Kliegman LLP

Melville, New York
March 8, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Track Data Corporation

We have audited the accompanying consolidated balance sheet of Track Data Corporation and subsidiaries (the “Company”) as of December 31, 2004, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the two years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Track Data Corporation and subsidiaries as of December 31, 2004, and the consolidated results of their operations and their consolidated cash flows for each of the two years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

/S/ Grant Thornton LLP

New York, New York
March 16, 2005

Track Data Corporation and Subsidiaries
Consolidated Balance Sheets
December 31, 2005 and 2004
(in thousands, except number of shares)

	2005	2004

ASSETS

CASH AND EQUIVALENTS	$4,469	$6,818

ACCOUNTS RECEIVABLE - net of allowance for doubtful
accounts of $225 in 2005 and 2004	1,950	2,160

DUE FROM CLEARING BROKER	154	269

DUE FROM BROKER	15,591	35,751

MARKETABLE SECURITIES	9,492	20,132

FIXED ASSETS - at cost (net of accumulated depreciation)	1,701	1,787

EXCESS OF COST OVER NET ASSETS ACQUIRED - net	1,900	1,900

OTHER ASSETS	950	621

TOTAL	$36,207	$69,438

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Accounts payable and accrued expenses	$3,707	$4,713
Note payable - bank	1,137	-
Trading securities sold, but not yet purchased	8,223	33,615
Net deferred income tax liabilities	959	2,052
Other liabilities, including income taxes	632	2,190

Total liabilities	14,658	42,570

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock - $.01 par value; 60,000,000 shares
authorized; issued and outstanding - 8,380,000 shares
in 2005 and 9,627,000 shares in 2004	84	96
Additional paid-in capital	10,136	13,786
Retained earnings	10,374	10,411
Accumulated other comprehensive income	955	2,575

Total stockholders’ equity	21,549	26,868

TOTAL	$36,207	$69,438

See notes to consolidated financial statements.

Track Data Corporation and Subsidiaries
Consolidated Statements of Operations
Years Ended December 31, 2005, 2004 and 2003
(in thousands, except earnings and dividends per share)

	2005	2004	2003

SERVICE FEES AND REVENUE	$36,094	$40,093	$40,881

COSTS, EXPENSES AND OTHER:
Direct operating costs (includes depreciation and amortization
of $614, $766 and $1,002 in 2005, 2004 and 2003, respectively)	25,002	23,544	23,201
Selling and administrative expenses (includes depreciation and
amortization of $141, $287 and $308 in 2005, 2004 and 2003, respectively)	12,485	13,815	14,515
Rent expense - related party	623	600	583
Marketing and advertising	274	414	394
Gain on arbitrage trading	(819)	(1,512)	(1,891)
Gain on sale of marketable securities - Innodata and Edgar Online	(1,067)	(5,887)	(624)
Net gain on sale of investment in private companies	(412)	-	-
Interest income	(241)	-	(142)
Interest expense	464	305	249

Total	36,309	31,279	36,285

(LOSS) INCOME BEFORE INCOME TAXES	(215)	8,814	4,596

INCOME TAXES (BENEFIT) EXPENSE	(178)	3,614	1,750

NET (LOSS) INCOME	$(37)	$5,200	$2,846

BASIC AND DILUTED NET (LOSS) INCOME PER SHARE	$(.00)	$.53	$.29

DIVIDENDS PER SHARE	$.00	$.05	$.05

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	9,221	9,732	9,942

ADJUSTED DILUTIVE SHARES OUTSTANDING	9,221	9,740	9,960

See notes to consolidated financial statements.

Track Data Corporation and Subsidiaries
Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)
Years Ended December 31, 2005, 2004 and 2003
(in thousands)

					Accumulated		Compre-
	Number		Additional		Other	Stock-	hensive
	of	Common	Paid-in	Retained	Comprehensive	holders’	Income
	Shares	Stock	Capital	Earnings	Income	Equity	(Loss)

BALANCE, JANUARY 1, 2003	10,238	$102	$15,426	$3,344	$735	$19,607

Net income				2,846		2,846	$2,846

Stock options and warrants exercised			399			399

Dividends paid				(489)		(489)

Purchase and retirement of treasury stock	(438)	(4)	(1,363)			(1,367)

Tax effect of stock options exercised			82			82

Reclassification adjustment for gain
on marketable securities - net of taxes					(179)	(179)	(179)

Unrealized gain on marketable securities -
net of taxes					2,906	2,906	2,906

Comprehensive income							$5,573

BALANCE, DECEMBER 31, 2003	9,800	98	14,544	5,701	3,462	23,805

Net income				5,200		5,200	$5,200

Stock options exercised			11			11

Dividends paid				(490)		(490)

Purchase and retirement of treasury stock	(173)	(2)	(804)			(806)

Tax effect of stock options exercised			35			35

Reclassification adjustment for gain
on marketable securities - net of taxes					(2,176)	(2,176)	(2,176)

Unrealized gain on marketable securities -
net of taxes					1,289	1,289	1,289

Comprehensive income							$4,313

BALANCE, DECEMBER 31, 2004	9,627	96	13,786	10,411	2,575	26,868

Net loss				(37)		(37)	$(37)

Purchase and retirement of treasury stock	(1,247)	(12)	(3,664)			(3,676)

Tax effect on distribution of
phantom shares			14			14

Reclassification adjustment for gain
on marketable securities - net of taxes					(472)	(472)	(472)

Unrealized loss on marketable securities -
net of taxes					(1,148)	(1,148)	(1,148)

Comprehensive loss							$(1,657)

BALANCE, DECEMBER 31, 2005	8,380	$84	$10,136	$10,374	$955	$21,549

See notes to consolidated financial statements.

Track Data Corporation and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31, 2005, 2004 and 2003
(in thousands)

	2005	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(37)	$5,200	$2,846
Adjustments to reconcile net (loss) income to net cash (used in)
provided by operating activities:
Depreciation and amortization	755	1,053	1,310
Deferred taxes	(13)	168	362
Tax effect of phantom shares and stock options exercised	14	35	82
Net gain on sale of investment in private companies	(412)	-	-
Loss on sale of fixed assets	51	-	-
Gain on sale of Innodata and Edgar Online common stock	(1,067)	(5,887)	(624)
Changes in operating assets and liabilities:
Accounts receivable and due from clearing broker	325	(783)	2,539
Due from broker	20,160	1,390	(17,027)
Marketable securities	7,916	(1,295)	(6,217)
Other assets	137	296	(107)
Accounts payable and accrued expenses	(1,006)	712	(226)
Trading securities sold, but not yet purchased	(25,392)	(7,381)	21,271
Other liabilities, including income taxes	(2,087)	343	1,077

Net cash (used in) provided by operating activities	(656)	(6,149)	5,286

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(726)	(683)	(557)
Investment in private companies	(100)	-	-
Proceeds from sale of fixed assets	8	-	-
Proceeds from sale of investment in private company	522	-	-
Proceeds from sale of Innodata and Edgar Online common stock	1,085	6,978	980

Net cash provided by investing activities	789	6,295	423

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments under capital lease obligations	-	-	(83)
Net proceeds (payments) on note payable - bank	1,137	-	(1,030)
Net payments on notes payable - other	-	(494)	(376)
Net proceeds on loans from employees	66	154	77
Dividends paid	-	(490)	(489)
Proceeds from exercise of stock options and warrants	-	11	399
Purchase of treasury stock	(3,676)	(806)	(1,367)

Net cash used in financing activities	(2,473)	(1,625)	(2,869)

EFFECT OF EXCHANGE RATE DIFFERENCES ON CASH	(9)	(18)	(16)

NET (DECREASE) INCREASE IN CASH AND EQUIVALENTS	(2,349)	(1,497)	2,824

CASH AND EQUIVALENTS, BEGINNING OF YEAR	6,818	8,315	5,491

CASH AND EQUIVALENTS, END OF YEAR	$4,469	$6,818	$8,315

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for: Interest	$465	$535	$222
Income taxes	1,943	3,135	472

See notes to consolidated financial statements.

Track Data Corporation and Subsidiaries
Notes To Consolidated Financial Statements
Years Ended December 31, 2005, 2004 and 2003

A. The Company and Summary of Significant Accounting Policies

Description of Business and Basis of Presentation--Track Data Corporation (the "Company") is a financial services company that provides real-time financial market data, fundamental research, charting and analytical services to institutional and individual investors through dedicated telecommunication lines and the Internet. The Company also disseminates news and third-party database information from more than 100 sources worldwide. The Company’s wholly-owned subsidiary, Track Data Securities Corp. ("TDSC"), is a registered securities broker-dealer and member of the National Association of Securities Dealers, Inc. (“NASD”). The Company provides a proprietary, fully integrated Internet-based online trading and market data system, proTrack, for the professional institutional traders, and myTrack and myTrack Pro, for the individual trader. The Company also operates Track ECN, an electronic communications network that enables traders to display and match limit orders for stocks. The Company operates in a highly competitive environment, and competes based on its service, reliability and price. Many of the Company’s competitors have significantly greater resources than the Company. The Company's operations are classified in three business segments: (1) Professional Market -- Market data services and trading, including ECN services, to the institutional professional investment community, (2) Non-Professional Market -- Internet-based online trading and market data services to the non-professional individual investor community, and (3) Arbitrage trading.

Certain reclassifications of prior year amounts were made to conform to the 2005 presentation.

On January 18, 2005, the Board of Directors authorized a one-for-five reverse stock split, which was consented to by the Company’s Chairman, CEO and principal stockholder. The stock split became effective on February 28, 2005. All share, per share, related equity accounts and stock option information in this report have been retroactively adjusted to reflect such stock split.

Principles of Consolidation--The consolidated financial statements of the Company include its subsidiaries, all of which are wholly owned. All significant intercompany transactions and accounts have been eliminated in consolidation.

Cash and Cash Equivalents--For financial statement purposes (including cash flows), the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less and money market funds to be cash equivalents. The Company has cash balances in banks in excess of the maximum amount insured by the FDIC as of December 31, 2005.

Accounts Receivable--Accounts receivable, principally trade, are generally due within 30 days and are stated at amounts due from customers net of an allowance for doubtful accounts. The Company continuously monitors agings, collections and payments from customers and a provision for estimated credit losses is maintained based upon its historical experience and any specific customer collection issues that have been identified. While such credit losses have historically been within the Company’s expectation and the provisions established, the Company cannot guarantee that the same credit loss rates will be experienced in the future. The Company writes off accounts receivable when they become uncollectible. The Company’s allowance for doubtful accounts was $225,000 at December 31, 2005 and 2004, respectively. There have been no significant write offs during the three years ended December 31, 2005.

Marketable Securities--The Company accounts for securities owned in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." SFAS 115 requires investments in debt and equity securities to be classified as either "held to maturity," "trading," or "available for sale." The accounting treatment for unrealized gains and losses on those securities is then determined by the classification chosen. Arbitrage trading securities transactions, consisting of stocks and options, are recorded on a trade-date basis. Securities are valued at quoted market value. The resulting difference between cost and market (or fair value) is included in trading gains or losses, net. Securities sold, but not yet purchased, consist of trading securities at market values. The difference between the proceeds received from securities sold short and the current market value is included in gain on arbitrage trading. Securities available for sale are carried at fair value, with unrealized gains and losses, net of deferred taxes, reported as comprehensive income (loss), a separate component of stockholders' equity, and realized gains and losses, determined on a specific identification basis, are included in earnings. The Company reviews these holdings on a regular basis to evaluate whether or not each security has experienced an other-than-temporary decline in fair value. If the Company believes that an other-than-temporary decline exists in the marketable securities, the equity investments are written down to market value and an investment loss is recorded in the consolidated statement of operations.

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

Software and Database Costs--Certain costs of internally developed software are capitalized and are amortized at the greater of the ratio that current gross revenues bear to the total of current and anticipated future gross revenues or the straight-line method, generally five years. Other software costs are amortized on a straight-line basis over their estimated useful lives, generally five years. Costs incurred for internal use software in the preliminary project stage and for application maintenance are expensed. Costs incurred for application development are capitalized. Most costs are incurred for upgrades and enhancements that are constantly upgraded and changed with useful lives of less than one year. Accordingly, these costs are expensed as incurred. No development costs have been capitalized during the three years ended December 31, 2005. Database costs are amortized on a straight-line basis over their estimated useful lives of ten years. Amortization expense for the years ended December 31, 2005, 2004 and 2003 was $4,000, $18,000 and $40,000, respectively. At each balance sheet date, the unamortized capitalized costs of a computer software product is compared to the net realizable value of that product. The amount by which the unamortized capitalized costs of a computer software product exceed the net realizable value of that asset is written off. The net realizable value is the estimated future gross revenues from that product reduced by the estimated future costs of completing and disposing of that product, including the costs of performing maintenance and customer support required to satisfy the enterprise’s responsibility set forth at the time of sale. The reduced amount of capitalized computer software costs that have been written down to net realizable value at the close of an annual fiscal period shall be considered to be the costs for subsequent accounting purposes, and the amount of the write-down shall not be subsequently restored.

Long-lived Assets--In accordance with SFAS 142, "Goodwill and Other Intangible Assets," all intangible assets acquired that are obtained through contractual or legal right, or are capable of being separately sold, transferred, licensed, rented or exchanged shall be recognized as an asset apart from goodwill. Goodwill and intangibles with indefinite lives are not subject to amortization, but are subject to at least an annual assessment for impairment by applying a fair value based test. The excess of the purchase price of acquired businesses over the fair value of net assets ("goodwill") on the dates of acquisition amounts to $1,900,000, net of accumulated amortization of $2,494,000 as of December 31, 2005 and 2004.

In accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," management assesses the recoverability of the remaining unamortized costs of long-lived assets other than goodwill based principally upon a comparison of the carrying value of the asset to the undiscounted expected future cash flows to be generated by the asset. To date, the Company has not provided an impairment charge.

Foreign Currency Translation--The Company has a division which operates in a foreign country for which the functional currency is not U.S. dollars. Balance sheet accounts are translated at the exchange rates in effect at December 31, 2005 and 2004, and the income statement accounts are translated at the weighted average rates prevailing during the years ended December 31, 2005, 2004 and 2003. Unrealized foreign exchange gains and losses resulting from this translation are insignificant.

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

For ECN services, transaction fees are earned on a per trade basis, based on shares transacted, and are recognized as transactions occur. For each transaction executed, there is an associated liquidity payment or routing charge paid. Pursuant to Emerging Issues Task Force (“EITF”) Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” the Company records such expenses as liquidity payments or routing charges in the consolidated statements of operations.

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

Research and Development--The Company charges all costs incurred to establish the technological feasibility of a product or product enhancement to research and development expense. Research and development expenses, included in direct operating costs, were approximately $210,000, $238,000 and $242,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

Marketing and Advertising--Marketing and advertising costs are charged to expense when incurred. Marketing and advertising costs were approximately $274,000, $414,000 and $394,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

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

Fair Value of Financial Instruments--The Company has estimated the fair value of financial instruments using available market information and other valuation methodologies in accordance with SFAS 107, “Disclosures About Fair Value of Financial Instruments.” Management of the Company believes that the fair values of financial instruments, consisting of accounts receivable and payable and note payable, approximate carrying value due to the short payment terms associated with its accounts receivable and payable and the floating interest rate associated with its note payable.

Use of Estimates--In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates relate to: useful lives and recoverability of long-lived assets, including goodwill; fair values of marketable securities; and, allowances for doubtful accounts.

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

Accounting for Stock Options--SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," requires disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net (loss) income and per share amounts in annual and interim financial statements. At December 31, 2005, the Company has seven stock-based employee compensation plans, which are described more fully in Note J. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations. No stock-based employee compensation cost is reflected in the statement of operations, as all options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net (loss) income and net (loss) income per share as if the Company had applied the fair value recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	Year Ended December 31,
	2005	2004	2003
	(in thousands, except earnings per share)

Net (loss) income, as reported	$(37)	$5,200	$2,846
Deduct: Total stock-based employee compensation
expense determined under fair value based method for
all awards, net of related tax effects	(476)	(943)	(935)

Net (loss) income, as adjusted	$(513)	$4,257	$1,911

Net (loss) income per share:
Basic and diluted --as reported	$(.00)	$.53	$.29

Basic and diluted --as adjusted	$(.05)	$.44	$.20

The fair value of options at date of grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions: an expected life of four years; risk free interest rate of 4.4% in 2005, 2.7% in 2004 and 4% in 2003; expected volatility of 86% in 2005, 112% in 2004 and 135% in 2003; and a zero dividend yield. The effects of applying SFAS 123 in this proforma disclosure are not indicative of future results.

New Pronouncements--In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123(R),“Share-Based Payment.” SFAS 123(R) amends certain provisions of SFAS 123 with respect to transactions with employees. In April 2005, the Securities and Exchange Commission (“SEC”) announced a deferral of the effective date of SFAS 123(R) for calendar year companies until the beginning of 2006. The adoption of the new requirements will result in compensation charges to the Company’s statement of operations for the fair value of options granted to employees after December 31, 2005, as well as the compensation cost for the portion of outstanding awards for which the requisite service has not yet been rendered as of December 31, 2005. The Company will apply the modified prospective transition method. At December 31, 2005, all of the Company's outstanding stock options were fully vested. The Company expects that the adoption of this statement may have a material impact on net income (loss) and earnings per share in future periods upon issuance of new awards.

In March 2004, the FASB issued EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF No. 03-1”), which provides guidance for assessing impairment losses on debt and equity investments. Additionally, EITF No. 03-1 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF No. 03-1; however, the disclosure requirements remain effective and have been adopted by the Company. Management does not anticipate that issuance of a final consensus will materially impact the Company’s financial condition or results of operations.

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

In June 2005, the EITF reached consensus on Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements” ("EITF 05-6"). EITF 05-6 provides guidance on determining the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception. The guidance in EITF 05-6 will be applied prospectively and is effective for periods beginning after June 29, 2005. The adoption of EITF 05-6 did not have a material impact on the Company's consolidated financial condition or results of operations.

In November 2005, the FASB issued FASB Staff Position FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP 115-1”), which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of an other-than temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1 is required to be applied to reporting periods beginning after December 15, 2005. Management does not expect the adoption of FSP 115-1 will have a material impact on the Company’s consolidated financial condition or results of operations.

B. Fixed Assets

Fixed assets consist of the following at December 31, 2005 and 2004 (in thousands):

	2005	2004
Equipment	$4,442	$14,874
Telephone systems	868	904
Furniture and fixtures	405	432
Transportation equipment	42	42
Leasehold improvements	380	967

	6,137	17,219
Less accumulated depreciation
and amortization	4,436	15,432

Fixed assets - net	$1,701	$1,787

Depreciation and amortization expense for the years ended December 31, 2005, 2004 and 2003 was $751,000, $1,035,000 and $1,270,000, respectively.

C. Marketable Securities

Marketable securities consists of the following (in thousands):

	December 31,

	2005	2004
Edgar Online - Available for sale securities - at market	$734	$1,054
Innodata - Available for sale securities - at market	1,193	3,597
Arbitrage trading securities - at market	7,565	15,481

Marketable securities	$9,492	$20,132

Arbitrage trading securities sold but not yet purchased - at market	$8,223	$33,615

The Company owns 403,498 shares of Edgar Online, Inc. (“EOL”), an Internet-based supplier of business, financial and competitive intelligence derived from U.S. Securities and Exchange Commission data. The Company carries the investment at $734,000, the market value at December 31, 2005. The difference between the cost of $5,000 and fair market value of these securities, net of $292,000 in deferred taxes, or $437,000 is classified as a component of accumulated other comprehensive income included in stockholders’ equity. At December 31, 2004, the Company owned 688,800 shares of EOL. The Company carried the investment at $1,054,000, the market value at December 31, 2004. The difference between the cost of $9,000 and fair market value of these securities, net of $418,000 in deferred taxes, or $627,000 is classified as a component of accumulated other comprehensive income included in stockholders’ equity.

The Company owns 344,548 shares of Innodata, a provider of digital content outsourcing services. The Company carries the investment at $1,193,000, the market value at December 31, 2005. The difference between the cost of $329,000 and fair market value of these securities, net of $346,000 in deferred taxes, or $518,000 is classified as a component of accumulated other comprehensive income included in stockholders' equity. At December 31, 2004, the Company owned 365,603 shares of Innodata. The Company carried the investment at $3,597,000, the market value at December 31, 2004. The difference between the cost of $351,000 and fair market value of these securities, net of $1,298,000 in deferred taxes, or $1,948,000 is classified as a component of accumulated other comprehensive income included in stockholders’ equity.

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

As of December 31, 2005, trading securities had a long market value of $7,565,000, with a cost of $7,567,000, or a net unrealized loss of $2,000. Securities sold but not yet purchased, had a short market value of $8,223,000 with a cost/short proceeds of $8,253,000, or a net unrealized gain of $30,000. The Company expects that its December 31, 2005 positions will be closed during the first quarter of 2006 and that other positions with the same strategy will be established. The Company pledged its holdings in EOL and Innodata as collateral for its trading accounts. In addition, the Company's Chairman pledged approximately 1.8 million shares of his holdings in the Company's common stock as collateral for these accounts. The Company is paying its Chairman at the rate of 2% per annum on the value of the collateral pledged. Such payments aggregated $44,000, $87,000 and $87,000, respectively, for the years ended December 31, 2005, 2004 and 2003, respectively.

The Company recognized gains from arbitrage trading of $819,000, $1,512,000 and $1,891,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

At December 31, 2004, trading securities had a long market value of $15,481,000 with a cost of $15,481,000. Securities sold but not yet purchased, had a short market value of $33,615,000 with a cost/short proceeds of $35,534,000, or a net unrealized loss of $81,000.

D. Note Payable - Bank

The note payable - bank is a revolving line of credit up to a maximum of $3 million which bears interest at a per annum rate of 1.75% above the bank’s prime rate (8.25% at December 31, 2005) and is due on demand. The note is collateralized by substantially all of the assets of Track Data Corporation and is guaranteed by its principal stockholder, who is also Chairman and CEO of the Company. The Company may borrow up to 80% of eligible accounts receivable and is required to maintain a compensating cash balance of not less than 10% of the outstanding loan obligation. Borrowings available under the line of credit at December 31, 2005 was $51,000 based on these formulas.

E. Segment Information

The Company is a financial services company that provides real-time financial market data, fundamental research, charting and analytical services to institutional and individual investors through dedicated telecommunication lines and the Internet. The Company also disseminates news and third-party database information from more than 100 sources worldwide. The Company owns Track Data Securities Corp., a registered securities broker-dealer and member of the National Association of Securities Dealers, Inc. The Company provides a proprietary, fully integrated Internet-based online trading and market data system, proTrack, for the professional institutional traders, and myTrack and myTrack Pro, for the individual trader. The Company also operates Track ECN, an electronic communications network that enables traders to display and match limit orders for stocks. The Company's operations are classified in three business segments: (1) market data services and trading, including ECN services, to the institutional professional investment community, and (2) Internet-based online trading and market data services to the non-professional individual investor community, and (3) arbitrage trading. See Note C.

The accounting policies of the segments are the same as those described in Note A, Summary of Significant Accounting Policies. Segment data includes charges allocating corporate overhead to each segment. The Company has not disclosed asset information by segment as the information is not produced internally. Substantially all long-lived assets are located in the U.S. The Company's business is predominantly in the U.S. Revenues and net (loss) income from international operations are not material.

Information concerning operations in its business segments is as follows (in thousands):

Revenues	2005	2004	2003
Professional Market	$24,419	$25,103	$24,118
Non-Professional Market	11,675	14,990	16,763

Total Revenues	$36,094	$40,093	$40,881

Arbitrage Trading - Gain on sale of marketable securities	$819	$1,387	$1,891

(Loss) income before unallocated amounts and income taxes:
Professional Market	$(2,944)	$(494)	$1,405
Non-Professional Market	1,611	3,537	2,368
Arbitrage Trading (including interest)	406	933	1,521
Unallocated amounts:
Depreciation and amortization	(755)	(1,053)	(1,310)
Gain on sale of Innodata common stock	1,067	5,887	624
Net gain on sale of investment in private companies	412	-	-
Interest income (expense)-net	(12)	4	(12)

(Loss) income before taxes	$(215)	$8,814	$4,596

F.  Income Taxes

The components of the (benefit from) provision for income taxes are as follows (in thousands):

	2005	2004	2003
Federal:
Current	$17	$2,325	$894
Deferred	(12)	151	326

Total federal	5	2,476	1,220

State and local:
Current	(196)	1,086	412
Deferred	(1)	17	36

Total state and local	(197)	1,103	448

Tax effect of stock options	14	35	82

(Benefit) provision for income taxes	$(178)	$3,614	$1,750

Reconciliation of the U.S. statutory rate with the Company's effective tax rate is summarized as follows:

	2005	2004	2003
Federal statutory rate	(34.0)%	34.0%	34.0%
State and local income taxes	(60.0)	6.4	5.9
Non-deductible penalties	14.0	0.0	0.0
Other	(3.0)	0.6	(1.8)

Effective rate	(83.0)%	41.0%	38.1%

The difference between the federal statutory rate and the effective rate in 2005 was due to a reversal of an over estimate of state income taxes in 2004 related to state apportionments.

The components of the Company’s net deferred taxes are as follows (in thousands):

	2005	2004
Deferred tax assets:
Charitable contributions	$129	$-
Deferred compensation	65	94
Other	104	146

	298	240

Deferred tax liabilities:
Unrealized gain on marketable securities	(292)	(417)
Excess of book basis over tax basis of investment	(430)	(1,377)
Accelerated depreciation	(535)	(498)

	(1,257)	(2,292)

Net deferred tax liability	$(959)	$(2,052)

G. Commitments and Contingencies

Leases--The Company is obligated under various lease agreements covering office space and computer equipment. The lease agreements for office space contain escalation clauses based principally on increases in real estate taxes, building maintenance and utility costs. A summary of such commitments as of December 31, 2005 follows (in thousands):

	Operating Leases
Year Ending	Office	Computer
December 31,	Space	Equipment	Total

2006	$564,000	$45,000	$609,000
2007	240,000	37,000	277,000
2008	193,000	19,000	212,000
2009	154,000	-	154,000
2010	76,000	-	76,000

Total	$1,227,000	$101,000	$1,328,000

Rent expense for the years ended December 31, 2005, 2004 and 2003 amounted to $1,072,000, $1,167,000 and $1,357,000 for office space and $66,000, $172,000 and $240,000 for computer equipment, respectively.

The Company leases its executive office facilities in Brooklyn from a limited partnership owned by the Company’s Chairman and members of his family. The Company paid the partnership rent of $623,000 in 2005, $600,000 in 2004 and $583,000 in 2003, respectively. The lease provides for the Company to pay $630,000 per annum through April 1, 2006. This lease is expected to be renewed for another one-year period.

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

The Company's customer securities activities are transacted on either a cash or margin basis. In margin transactions, the clearing broker extends credit to the Company's customers, subject to various regulatory margin requirements, collateralized by cash and securities in the customers' accounts. However, the Company is required to either obtain additional collateral or to sell the customer's position if such collateral is not forthcoming. The Company is responsible for any losses on such margin loans, and has agreed to indemnify its clearing broker for losses that the clearing broker may sustain from the customer accounts introduced by the Company. The Company's Chairman and CEO had a margin loan of approximately $3 million as a customer of the Company's broker-dealer which was subject to such indemnity in the event the clearing broker were to sustain losses. The loan was repaid in November, 2005. At December 31, 2005, The Company had $14 million in margin credit extended to its customers. The Company believes it is unlikely it will have to make material payments under the indemnification agreement and has not recorded any contingent liability in the Consolidated Financial Statements.

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

As of December 31, 2005, TDSC was required to maintain minimum net capital, in accordance with SEC rules, of approximately $1 million and had total net capital of $1,935,000, or approximately $935,000 in excess of minimum net capital requirements.

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

On June 14, 2005, the SEC filed a civil complaint against Barry Hertz, the Company's Chairman and CEO, in the U.S. District Court for the Eastern District of New York in Brooklyn alleging violations of various provisions of the federal securities laws in connection with certain transactions in the Company’s stock owned by others. The SEC seeks various remedies including an injunction, disgorgement of profits and an order barring Mr. Hertz from serving as an officer or director of a public company. Mr. Hertz has denied wrongdoing and filed a motion for summary judgment dismissing the complaint. The SEC has filed a cross-motion for partial summary judgment. Those motions are currently pending before the Court.

H. Deferred Compensation and Savings Program

The Company had a deferred compensation plan pursuant to which certain employees were entitled to payments after termination of their employment. The plan was based on these employees having phantom stock units prior to its public offering. In December 1995, the Board of Directors agreed to satisfy all obligations to participants under the phantom stock plan by committing to pay upon termination of employment, or sooner upon approval of the Board, an aggregate of 247,284 shares of Innodata common stock and 600,880 shares of the Company's common stock. As of December 31, 2005, all stock had been distributed to the participants.

In addition, the Company has an employee savings program under which employees may make deposits and receive interest at the prime rate. As of December 31, 2005, the Company’s Chief Financial Officer had deposits in the program of $328,000 and received interest of $16,000, $6,000 and $1,000 during the years ended December 31, 2005, 2004 and 2003, respectively. Amounts due to employees under the program aggregated $513,000 which is included in other liabilities at December 31, 2005.

I. Capital Stock and Dividends

Common Stock--On January 18, 2005, The Board of Directors authorized a one-for-five reverse stock split, which was consented to by the Company’s Chairman, CEO and principal stockholder. The stock split became effective on February 28, 2005.

During the year ended December 31, 2005, the Company purchased 1,247,000 shares of its common stock at a cost of $3,676,000. The purchases include 300,000 shares purchased from the Company’s Chairman for $837,000, including 200,000 shares purchased in the Company's tender offer. The purchases include 1,042,000 shares (200,000 shares tendered by the Company's Chairman) pursuant to a tender offer made on August 17, 2005 to purchase shares at $3.00 per share. The total costs relating to the tender offer were $3,179,000, including transaction costs.

In November 2005, the Board of Directors authorized the buy-back of up to 1 million additional shares from time to time in open market or privately negotiated transactions. As of December 31, 2005, no shares were repurchased under this program.

During the years ended December 31, 2004 and 2003, the Company purchased pursuant to announced buyback programs, 170,292 and 437,800 shares of its common stock, respectively, at a cost of $806,000 and $1,367,000, respectively. The purchases in 2004 and 2003 include 4,000 and 320,000 shares purchased from the Company's Chairman for $16,000 and $928,000, respectively.

Dividends--On August 21, 2003, the Company declared its first cash dividend of $.05 per common share payable September 22, 2003 to holders of record on September 8, 2003. On February 19, 2004, the Company declared a cash dividend of $.05 per common share payable on March 22, 2004 to holders of record on March 8, 2004. No dividends were declared during the year ended December 31, 2005. The Board expects to consider future dividends, if any, based on such factors as the Company's earnings, financial condition, cash requirements, future prospects and other factors.

Preferred Stock--The Company is authorized to issue up to 5,000,000 shares of $.01 par value preferred stock. The Board of Directors is authorized to fix the terms, rights, preferences and limitations of the preferred stock and to issue the preferred stock in series which differ as to their relative terms, rights, preferences and limitations. No preferred shares have been issued.

Common Stock Reserved--At December 31, 2005, the Company reserved for issuance 2,019,000 shares of its common stock pursuant to the Company's Stock Option Plans.

J. Stock Options

The Company adopted, with stockholder approval, the 1994, 1995, 1995 Disinterested Director, 1996, 1998, 2001 and 2002 Stock Option Plans (the “1994 Plan,” “1995 Plan,” “1995 DD Plan,” “1996 Plan,” “1998 Plan, ” “2001 Plan” and the “2002 Plan”) which provide for the granting of options to purchase not more than an aggregate of 240,000, 400,000, 40,000, 640,000, 640,000, 560,000 and 500,000 shares of common stock, respectively, subject to adjustment under certain circumstances. Such options may be incentive stock options ("ISOs") within the meaning of the Internal Revenue Code of 1986, as amended, or options that do not qualify as ISOs ("Non-Qualified Options"). No options may be granted under the 1994 Plan after March 31, 2004, under the 1995 Plan and 1995 DD Plan after May 15, 2005, under the 1996 Plan after July 8, 2006, under the 1998 Plan after July 9, 2008, under the 2001 Plan after May 3, 2011 and under the 2002 Plan after May 2, 2012. At December 31, 2005, the total available for issuance under the plans were options to purchase 759,000 shares.

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

In December 2005, the Company granted five-year options to purchase 202,650 shares (102,500 shares to officers and directors) of its common stock at exercise prices of $3.00 - 3.05 per share, the market value at date of grant. The options are exercisable immediately.

A summary of the Company's Stock Option Plans is as follows:

									Weighted
					Weighted				Average
	Per Share				Average	Weighted		Weighted	Fair
	Range of				Remaining	Average		Average	Value
	Exercise			Number	Contractual	Exercise	Number	Exercise	Date of
	Prices			Outstanding	Life (Years)	Price	Exercisable	Price	Grant

Balance 01/01/03	$3.75			102,200	1	$3.75	102,200	$3.75
	$7.50	-	8.75	1,001,970	3	$7.50	673,437	$7.50
	$10.00	-	33.75	158,560	2	$17.10	139,780	$18.50

				1,262,730			915,417

Canceled	$3.75	-	33.75	(220,884)	1	$8.25
Exercised	$2.50	-	7.50	(51,426)	1	$7.10
Granted	$5.00	-	6.25	281,070	4	$5.65			$2.75

Balance 12/31/03	$5.00	-	6.25	254,220	4	$5.65	141,670	$5.65
	$7.50	-	10.00	904,750	3	$7.55	822,583	$7.50
	$12.50	-	18.75	94,420	1	$15.05	95,020	$15.05
	$21.25	-	33.75	18,100	1	$32.90	18,100	$32.90

				1,271,490			1,077,373

Canceled	$5.00	-	27.50	(219,190)	1	$11.35
Exercised	$5.00	-	7.50	(1,800)	3	$5.95
Granted	$7.50			289,930	4	$7.50			$6.25

Balance 12/31/04	$5.00	-	6.25	247,660	3	$5.65	247,660	$5.65
	$7.50			1,076,770	4	$7.50	881,253	$7.50
	$33.75			16,000	1	$33.75	16,000	$33.75

				1,340,430			1,144,913

Canceled	$5.00	-	33.75	(283,170)	1
Granted	$3.00	-	3.05	202,650	5				$2.95

Balance 12/31/05	$3.00	-	3.05	202,650	5	$2.86	202,650	$2.86
	$5.00	-	6.25	240,300	2	$5.63	240,300	$5.63
	$7.50			816,960	3	$7.50	816,960	$7.50

				1,259,910			1,259,910

The options have a life of five years and are all exercisable at December 31, 2005.

K. Retirement Plan

The Company has a profit sharing plan, which qualifies, under Section 401(k) of the Internal Revenue Code. The plan covers substantially all employees who have completed six months of service. Company contributions to the plan are discretionary and vest at a rate of 20% after two years of service, and 20% each year thereafter until employees are fully vested after 6 years. Company contributions to the plan for the years ended December 31, 2005, 2004 and 2003, were approximately $7,000, $42,000 and $42,000, respectively.

L. Sale of Minority Interest

In August, 2000, the Company acquired a minority interest in ODL Securities, Ltd., a broker-dealer in the U.K., for $10,000. The Company had a put option and extended a call option on its minority interest with certain other shareholders. On December 28, 2005, the other shareholders exercised the call at an aggregate price of approximately $522,000. The resulting gain of $512,000 was recorded during the year ended December 31, 2005 and included in the Consolidated Statement of Operations in net gain on sale of investment in private companies.

M. Investment in Private Company

In July, 2005, the Company acquired for an initial payment of $100,000, an equity interest in txtQuotes, Inc., a privately held start-up operation, intending to commence business delivering stock quotes and other related information through premium text messaging using cell phones. As a result of an amended agreement, the Company received a 15% equity interest (non-dilutible, except in connection with a public offering) in exchange for the Company’s initial investment with no further investment obligations. Although txtQuotes is still attempting to commence its business, the Company determined that the investment was impaired and recorded a charge of $100,000 during the year ended December 31, 2005. The impairment charge is included in the Consolidated Statement of Operations in net gain on sale of private companies.

N. (Loss) Income Per Share (in thousands, except per share)

	Year Ended December 31
	2005	2004	2003
Net (loss) income	$(37)	$5,200	$2,846

Weighted average common shares outstanding	9,221	9,732	9,942
Dilutive effect of outstanding options	-	8	18

Adjusted for dilutive computation	9,221	9,740	9,960

Basic (loss) income per share	$(.00)	$.53	$.29

Diluted (loss) income per share	$(.00)	$.53	$.29

Diluted net (loss) income per share is based on the weighted average number of common and potential dilutive common shares outstanding. The calculation takes into account the shares that may be issued upon exercise of stock options (Note J), reduced by the shares that may be repurchased with the funds received from the exercise, based on the average price during the year. The calculation did not take into account options to purchase 1,250,000, 1,332,000 and 136,600 shares at December 31, 2005, 2004 and 2003, respectively, as they were antidilutive.

O. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(in thousands, except per share)

2005

Revenues	$10,109	$8,478	$8,798	$8,709
Net income (loss)	286	(305)	(274)	256	(A)
Basic and diluted net income (loss) per share	$.03	$(.03)	$(.03)	$.03	(A)

2004

Revenues	$10,773	$9,822	$9,222	$10,276
Net income (loss)	1,124	693	(76)	3,459	(B)
Basic and diluted income per share	$.11	$.07	$(.01)	$.36	(B)

2003

Revenues	$10,695	$10,324	$9,872	$9,990
Net income	190	474	793	1,389	(C)
Basic and diluted income per share	$.02	$.05	$.08	$.14	(C)

(A)	Includes $247, or $.03 per share, from the sale of investment in private companies.
(B)	Includes $3,085, or $.32 per share, from the sale of Innodata common stock.
(C)	Includes $599, or $.06 per share, from the sale of Innodata common stock.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

See 8-K filed on January 20, 2006 with respect to reporting on a change in accountants.

ITEM 9A.	CONTROLS AND PROCEDURES

An evaluation has been carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and the operation of our "disclosure controls and procedures" (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2005 (“Evaluation Date”). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, the disclosure controls and procedures are reasonably designed and effective to ensure that (i) information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT
Officers and Directors

        The officers and directors of the Company are as follows:

Name	Age	Position

Barry Hertz	55	Chairman of the Board, Chief Executive Officer

Martin Kaye	58	Chief Operating Officer, Chief Financial Officer,
		Secretary and Director

Stanley Stern	55	Chief Compliance Officer, TDSC, Director

Albert Drillick	59	Senior Systems Analyst, Director

Abraham Biderman	57	Director

E. Bruce Fredrikson	67	Director

Philip Ort	56	Director

Shaya Sofer	56	Director

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

        Stanley Stern has been Chief Compliance Officer of the Company’s broker-dealer subsidiary, TDSC, since April, 2005. He served as Senior Vice President - Customer Relations from June 2000 to November 2005. He has been a Director of the Company since May 1999. He previously served as Director from April 1994 until his resignation in September 1997. He served as Vice President of the Company and in other capacities for more than five years until his resignation in December 1996. From January 1998 through May 2000, Mr. Stern was Chief Operating Officer of Integrated Medical Technologies, Inc., an Internet-based provider of medical services information. Mr. Stern holds a B.B.A. from Baruch College (1973).

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

        Directors are elected to serve until the next annual meeting of stockholders and until their successors are elected and qualified. Officers serve at the discretion of the Board. There are no family relationships among directors or officers. Albert Drillick is the father of David Drillick, Chief Operating Officer of TDSC, the Company’s broker-dealer subsidiary.

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

III-2

Compliance With Section 16(a) of the Securities Exchange Act of 1934

        The Company believes that during the period from January 1, 2005 through December 31, 2005 all Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were complied with.

ITEM 11.	EXECUTIVE COMPENSATION

        The following table sets forth information with respect to compensation paid by the Company for services to it during the three fiscal years ended December 31, 2005 to the Company's Chief Executive Officer and to the executive officers whose aggregate annual salary and bonus exceeded $100,000 in 2005.

Summary Compensation Table

	Fiscal	Annual		Number of Stock
Name and Position	Year	Salary	Bonus	Options Awarded

Barry Hertz	2005	$454,500	-	-
Chairman, CEO	2004	$450,000	-	-
	2003	$450,000	-	100,	000	(A)

Martin Kaye	2005	$303,000	-	50,	000
Chief Operating Officer,	2004	$300,000	-	-
Chief Financial Officer	2003	$300,000	-	40,	000	(A)

Key Employees

Stanley Stern	2005	$154,500	-	10,	000
Senior Vice President until December 1, 2005,	2004	$153,000	-	-
Chief Compliance Officer of TDSC since	2003	$153,000	-	4,	000	(A)
April 1, 2005

David Drillick	2005	$165,000	$9,000	10,	000
Chief Operating Officer of TDSC
since December 1, 2005

(A) Granted in March, 2004 for the 2003 calendar year.

The above table does not include certain perquisites and other personal benefits, the total value of which does not exceed the lesser of $50,000 or 10% of such person's compensation.

Option Grants In Last Fiscal Year
Individual Grants

		Percent of			Potential Realized
		Total Options			Value at Assumed
		Granted to			Annual Rates of
	Number of	Employees			Stock Appreciation
	Options	in Fiscal	Exercise	Expiration	for Option Term
Name	Granted(A)	Year	Price	Date	5%	10%

Barry Hertz	None

Martin Kaye	50,000	25%	$3.00	12/27/2010	$41,500	$91,500

Stanley Stern	10,000	5%	$3.00	12/27/2010	$8,300	$18,300

David Drillick	10,000	5%	$3.00	12/27/2010	$8,300	$18,300

III-3

Aggregate Option Exercises in Last Fiscal Year;
Fiscal Year End Option Values

Number of
Securities
Underlying
			Unexercised	Value of Unexercised In-
			Options at Fiscal	the-Money Options at
	Shares		Year End	Fiscal Year End
	Acquired on	Value	Exercisable/	Exercisable/
Name	Exercise	Realized	Unexercisable	Unexercisable

Barry Hertz	None	-	600,000/0	$-0-/$-0-

Martin Kaye	None	-	170,000/0	$-0-/$-0-

Stanley Stern	None	-	22,000/0	$-0-/$-0-

David Drillick	None	-	21,000/0	$-0-/$-0-

There are no employment agreements, stock appreciation rights, pension plans or long-term incentive plans.

Directors Compensation

        Messrs. Biderman, Fredrikson, Ort and Sofer are compensated at the rate of $1,250 per month, plus $500 out-of-pocket expenses for each meeting attended. No other director is paid cash compensation for his services as director.

        In 2005, Messrs. Biderman, Fredrikson, Ort and Sofer each received five-year options to purchase 10,000 shares at an exercise price of $3.06 per share, exercisable immediately upon grant.

Compensation Committee Interlocks and Insider Participation

        For the Company's fiscal year ended December 31, 2005, Messrs. Hertz and Kaye were officers of the Company and were members of the Board of Directors (there is no compensation committee).

III-4

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth, as of February 28, 2006, information regarding the beneficial ownership (as defined in Rule 13d-3 under the Securities Exchange Act of 1934) of the Company's Common Stock based upon the most recent information available to the Company for (i) each person known by the Company to own beneficially more than five (5%) percent of the Company's outstanding Common Stock, (ii) each of the Company's officers and directors and (iii) all officers and directors of the Company as a group. Unless otherwise indicated, each stockholder's address is c/o the Company, 95 Rockwell Place, Brooklyn, New York 11217.

	Shares Owned Beneficially (1)
Name	No. of Shares	% of Class

Barry Hertz (2)	5,302,775	59.	1%

Martin Kaye (3)	177,680	2.	1%

Stanley Stern (4)	31,953	*

Albert Drillick (5)	41,780	*

Abraham Biderman (6)	24,000	*

E. Bruce Fredrikson (7)	29,600	*

Philip Ort (6)	14,000	*

Shaya Sofer (6)	14,000	*

All Officers and Directors as a Group
(eight persons)(8)	5,635,788	60.	9%
---------------
* = less than 1%
(1)
Unless otherwise indicated, (i) each person has sole investment and voting power with respect to the shares indicated and (ii) the shares indicated are currently outstanding shares. For purposes of this table, a person or group of persons is deemed to have "beneficial ownership" of any shares as of a given date which such person has the right to acquire within 60 days after such date. For purposes of computing the percentage of outstanding shares held by each person or group of persons named above on a given date, any security which such person or persons has the right to acquire within 60 days after such date is deemed to be outstanding for the purpose of computing the percentage ownership of such person or persons, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. Subject to the foregoing, the percentages are calculated based on 8,379,778 shares outstanding.

(2)
Consists of 4,049,906 shares owned by Mr. Hertz, 633,880 shares owned by Trusts established in the names of Mr. Hertz’s children and 18,989 shares held by a family LLC managed by Mr. Hertz who owns 8% of such LLC. Mr. Hertz disclaims beneficial interest in shares owned by the Trust and 92% of the family LLC not owned by him. Also includes 600,000 shares issuable upon the exercise of presently exercisable options under the Company’s Stock Option Plans.

(3)	Consists of 7,680 shares owned of record and 170,000 shares issuable upon the exercise of presently exercisable options granted under the Company's Stock Option Plans.

(4)	Consists of 9,953 shares owned of record and 22,000 shares issuable upon the exercise of presently exercisable options granted under the Company's Stock Option Plans.

(5)
Consist of 30,220 shares owned of record jointly with his wife, 660 shares owned by a trust in the name of his child, and 10,900 shares issuable upon the exercise of presently exercisable options granted under the Company's Stock Option Plans.

(6)	Consists of shares issuable upon the exercise of presently exercisable options granted under the Company’s Stock Option Plans.

(7)	Consists of 5,600 shares owned of record and 24,000 shares issuable upon the exercise of presently exercisable options granted under the Company's Stock Option Plans.

(8)	Consists of 4,756,888 outstanding shares and 878,900 shares issuable upon exercise of options described in footnotes 2 through 7 above.

III-5

Potential Change in Control

        Mr. Hertz has pledged approximately 1.8 million shares owned by him as collateral for the Company's arbitrage trading program and 2.2 million shares in connection with certain family related accounts. A change in control could occur in the event Mr. Hertz lost control of these pledged shares.

Equity Compensation Plan Information

        All equity compensation plans have been approved by the Company's stockholders.

		At December 31, 2005

a)	Number of securities to be issued upon exercise of outstanding	1,260,000
	options

b)	Weighted-average exercise price of outstanding options	$6.42

c)	Number of securities remaining available for future issuance
	under equity compensation plans (excluding securities reflected
	in (a) above)	759,000

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The Company leases its executive office facilities in Brooklyn from a limited partnership owned by the Company’s Chairman and members of his family. The Company paid the partnership rent of $623,000 and $600,000 for the years ended December 31, 2005 and 2004, respectively. The lease provides for the Company to pay $630,000 per annum through April 1, 2006.

        In connection with the Company's arbitrage trading program, the Company's Chairman pledged approximately 1.8 million shares of his holdings of the Company's common stock as additional collateral for the arbitrage trading accounts. The Company is paying its Chairman at the rate of 2% per annum on the value of the collateral pledged. Such payments aggregated $44,000 and $87,000 for the years ended December 31, 2005 and 2004, respectively.

        The Company's Chairman had a margin loan of approximately $3 million as a customer of the Company's broker-dealer that was collateralized by 2.5 million of the Company's shares owned by him. The loan was repaid in November 2005.

        In 2005 and 2004, the Company's Chairman sold 300,000 and 4,000 shares of the Company's common stock to the Company for $837,000 and $16,000, respectively.

        The Company has an employee savings program under which employees may make deposits and receive interest at the prime rate. As of December 31, 2005, the Company’s Chief Financial Officer had deposits in the program of $328,000 and received interest of $16,000 and $6,000 during the years ended December 31, 2005 and 2004, respectively.

        In 2005, the Company granted five-year options to purchase an aggregate of 102,500 shares to its officers and directors at exercise prices of $3.00 - $3.05 per share, the market value at date of grant. The options are exercisable immediately.

III-6

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

         Audit Fees.
The audit fees for 2005 and 2004 were $100,000 for Marcum & Kliegman LLP and $200,000 for Grant Thornton LLP, respectively. All services provided by independent accountants were approved by the audit committee.

         Tax Fees.
Tax fees consisted of consulting and preparation of tax returns. The fees were $25,000 in 2005 and 2004 for Marcum & Kliegman LLP.

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

Discusses with the auditor any disclosed relationships or services that may impact auditor objectivity and independence.

III-7

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	1.	Financial Statements. See Item 8. Index to Financial Statements.

	2.	Financial Statement Schedules. Not applicable

	3.	Exhibits	Description

		3.1	Certificate of Incorporation, as amended (1)
		3.2	By-Laws (1)
		4.2	Specimen of Common Stock certificate (1)
		10.1	1994 Stock Option Plan (1)
		10.2	Form of indemnity agreement with directors (1)
		10.3	Fully Disclosed Clearing Agreement with Penson Financial Services, Inc., dated October 13, 2000 (2)
		10.4	1995 Stock Option Plan (3)
		10.5	1995 Disinterested Directors’ Stock Option Plan (4)
		10.6	1996 Stock Option Plan (5)
		10.7	1998 Stock Option Plan (6)
		10.8	2001 Stock Option Plan (7)
		10.9	2002 Stock Option Plan (8)
		10.10	No Action Letter issued by Securities Exchange Commission dated October 21, 2005 to operate Track ECN through June 28, 2006
		23.1	Consent of Marcum & Kliegman LLP filed herewith
		23.2	Consent of Grant Thornton LLP filed herewith
		31.1	Certification of Barry Hertz pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
		31.2	Certification of Martin Kaye pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
		32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
_ _ _ _ _ _ _ _ _ _ _ _ _ _ _
	(1)	Incorporated by reference to Exhibits 3.1, 3.2, 4.2, 10.3 and 10.4 to Form S-1 Registration Statement No. 33-78570.

	(2)	Incorporated by reference to Exhibit 10.3 to 10-K Annual Report for the year ended December 31, 2001

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

Signature	Title	Date

/s/ Barry Hertz	Chairman of the Board and	March 29, 2006
Chief Executive Officer
Barry Hertz

/s/ Martin Kaye	Chief Operating Officer, Chief	March 29, 2006
Financial Officer, Secretary and Director (Principal Financial and Accounting Officer)
Martin Kaye

/s/ Stanley Stern	Director	March 29, 2006

Stanley Stern

/s/ Albert Drillick	Director	March 29, 2006

Albert Drillick

/s/ Abraham Biderman	Director	March 29, 2006

Abraham Biderman

/s/ E. Bruce Fredrikson	Director	March 29, 2006

E. Bruce Fredrikson

/s/ Philip Ort	Director	March 29, 2006

Philip Ort

/s/ Shaya Sofer	Director	March 29, 2006

Shaya Sofer