Form 10-Q
period 2006-03-31
TRACK DATA CORP
filed 2006-05-12
CIK 922811

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

Commission File Number 0-24634

TRACK DATA CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	22-3181095
(State or other jurisdiction	(I.R.S. Employer
of incorporation)	Identification No.)

95 Rockwell Place
Brooklyn, NY 11217
(Address of principal executive offices)

(718) 522-7373
(Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one): Large Accelerated Filer ☐ Accelerated Filer ☐  Non-Accelerated Filer ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of April 30, 2006 there were 8,380,000 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

See pages 1-10

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

See pages 11-16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

See page 17

Item 4.	Controls and Procedures

See page 17

PART II. OTHER INFORMATION

See page 18

Track Data Corporation and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except number of shares)

	2006	2005
	Unaudited	Audited
ASSETS

CASH AND EQUIVALENTS	$4,390	$4,469

ACCOUNTS RECEIVABLE - net of allowance for doubtful
accounts of $216 in 2006 and $225 in 2005	3,374	1,950

DUE FROM CLEARING BROKER	531	154

DUE FROM BROKER	14,091	15,591

MARKETABLE SECURITIES	8,555	9,492

FIXED ASSETS - at cost (net of accumulated depreciation)	1,754	1,701

EXCESS OF COST OVER NET ASSETS ACQUIRED - net	1,900	1,900

OTHER ASSETS	693	950

TOTAL	$35,288	$36,207

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Accounts payable and accrued expenses	$4,731	$3,707
Note payable - bank	881	1,137
Trading securities sold, but not yet purchased	5,416	8,223
Net deferred income tax liabilities	1,116	959
Other liabilities, including income taxes	659	632

Total liabilities	12,803	14,658

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock - $.01 par value; 60,000,000 shares
authorized; issued and outstanding - 8,380,000 shares	84	84
Additional paid-in capital	10,136	10,136
Retained earnings	11,075	10,374
Accumulated other comprehensive income	1,190	955

Total stockholders’ equity	22,485	21,549

TOTAL	$35,288	$36,207

See notes to condensed consolidated financial statements

Track Data Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED MARCH 31, 2006 AND 2005
(in thousands, except earnings per share)
(unaudited)

	2006	2005

SERVICE FEES AND REVENUE
Market Data Services	$5,545	$6,126
ECN Services	3,201	2,160
Broker-Dealer Commissions	1,778	1,823

Total	10,524	10,109

COSTS, EXPENSES AND OTHER:
Direct operating costs (includes depreciation and amortization
of $142 and $165 in 2006 and 2005, respectively)	7,354	7,004
Selling and administrative expenses (includes depreciation and
amortization of $23 and $34 in 2006 and 2005, respectively)	2,774	3,275
Rent expense - related party	157	150
Marketing and advertising	32	69
Gain on arbitrage trading	(257)	(399)
Gain on sale of marketable securities - Innodata and Edgar Online	(688)	(512)
Interest income	(105)	(44)
Interest expense	89	89

Total	9,356	9,632

INCOME BEFORE INCOME TAXES	1,168	477

INCOME TAXES	467	191

NET INCOME	$701	$286

BASIC AND DILUTED NET INCOME PER SHARE	$.08	$.03

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	8,380	9,623

ADJUSTED DILUTIVE SHARES OUTSTANDING	8,380	9,623

See notes to condensed consolidated financial statements

Track Data Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’
EQUITY AND COMPREHENSIVE INCOME
THREE MONTHS ENDED MARCH 31, 2006
(in thousands)
(unaudited)

					Accumulated
	Number		Additional		Other	Stock-	Compre-
	of	Common	Paid-in	Retained	Comprehensive	holders’	hensive
	Shares	Stock	Capital	Earnings	Income	Equity	Income

BALANCE, JANUARY 1, 2006	8,380	$84	$10,136	$10,374	$955	$21,549
Net income				701		701	$701

Reclassification adjustment for gain
on marketable securities - net of taxes					(172)	(172)	(172)

Unrealized gain on marketable securities -
net of taxes					407	407	407

Comprehensive income							$936

BALANCE, MARCH 31, 2006	8,380	$84	$10,136	$11,075	$1,190	$22,485

See notes to condensed consolidated financial statements

Track Data Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2006 AND 2005
(in thousands)
(unaudited)

	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$701	$286
Adjustments to reconcile net income to net cash
used in operating activities:
Depreciation and amortization	165	199
Gain on sale of Innodata and Edgar Online common stock	(688)	(512)
Changes in operating assets and liabilities:
Accounts receivable and due from clearing broker	(1,801)	(156)
Due from broker	1,500	20,027
Marketable securities	1,322	(4,050)
Other assets	257	(439)
Accounts payable and accrued expenses	1,024	(26)
Trading securities sold, but not yet purchased	(2,807)	(16,878)
Other liabilities, including income taxes	(15)	(1,708)

Net cash used in operating activities	(342)	(3,257)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(218)	(171)
Proceeds from sale of Innodata and Edgar Online common stock	694	524

Net cash provided by investing activities	476	353

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (repayments) proceeds from note payable - bank	(256)	1,364
Purchase of treasury stock	-	(20)
Net proceeds on loans from employees	43	60

Net cash (used in) provided by financing activities	(213)	1,404

EFFECT OF EXCHANGE RATE DIFFERENCES ON CASH	-	(1)

NET DECREASE IN CASH AND EQUIVALENTS	(79)	(1,501)

CASH AND EQUIVALENTS, BEGINNING OF PERIOD	4,469	6,818

CASH AND EQUIVALENTS, END OF PERIOD	$4,390	$5,317

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$89	$89
Income taxes	4	1,899

See notes to condensed consolidated financial statements

Track Data Corporation and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2006 AND 2005
(unaudited)

1.
In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position as of March 31, 2006, and the results of operations and of cash flows for the three months ended March 31, 2006 and 2005. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of results that may be expected for any other interim period or for the full year.

These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2005 included in the Company’s Annual Report on Form 10-K. The accounting policies used in preparing these financial statements are the same as those described in the December 31, 2005 financial statements.

Certain reclassifications of prior year amounts were made to conform to the 2006 presentation.

2.
The Company charges all costs incurred to establish the technological feasibility of a product or product enhancement to research and development expense. Research and development included in direct operating costs, were approximately $40,000 and $54,000 for the three months ended March 31, 2006 and 2005, respectively.

3.	Advertising costs, charged to operations when incurred, were $32,000 and $69,000 for the three months ended March 31, 2006 and 2005, respectively.

4.	Marketable securities consists of the following (in thousands):

	March 31,	December 31,
	2006	2005

Edgar Online - Available for sale securities - at market	$1,290	$734
Innodata - Available for sale securities - at market	1,022	1,193
Arbitrage trading securities - at market	6,243	7,565

Marketable securities	$8,555	$9,492

Arbitrage trading securities sold but not yet purchased - at market	$5,416	$8,223

The Company owns 251,968 shares of Edgar Online, Inc. (“EOL”), an Internet-based supplier of business, financial and competitive intelligence derived from U.S. Securities and Exchange Commission data. The Company carries the investment at $1,290,000, the market value at March 31, 2006. The difference between the cost of $3,000 and fair market value of these securities, net of $515,000 in deferred taxes, or $772,000 is classified as a component of accumulated other comprehensive income included in stockholders’ equity as of March 31, 2006. At December 31, 2005, the Company owned 403,498 shares of EOL. The Company carried the investment at $734,000 the market value at December 31, 2005. The difference between the cost of $5,000 and fair market value of these securities, net of $292,000 in deferred taxes, or $437,000 is classified as a component of accumulated other comprehensive income included in stockholders’ equity.

The Company owns 339,393 shares of Innodata, a provider of digital content outsourcing services. The Company carries the investment at $1,022,000, the market value at March 31, 2006. The difference between the cost of $325,000 and fair market value of these securities, net of $279,000 in deferred taxes, or $418,000 is classified as a component of accumulated other comprehensive income included in stockholders' equity as of March 31, 2006. At December 31, 2005, the Company owned 344,548 shares of Innodata. The Company carried the investment at $1,193,000, the market value at December 31, 2005. The difference between the cost of $329,000 and fair market value of these securities, net of $346,000 in deferred taxes, or $518,000 is classified as a component of accumulated other comprehensive income included in stockholders’ equity.

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

As of March 31, 2006, trading securities had a long market value of $6,243,000, with a cost of $6,159,000, or a net unrealized gain of $84,000. Securities sold but not yet purchased, had a short market value of $5,416,000 with a cost/short proceeds of $5,381,000, or a net unrealized loss of $35,000. The Company expects that its March 31, 2006 positions will be closed during the second quarter of 2006 and that other positions with the same strategy will be established. The Company pledged its holdings in EOL and Innodata as collateral for its trading accounts. In addition, the Company's Chairman pledged approximately 1.8 million shares of his holdings in the Company's common stock as collateral for these accounts. The Company is paying its Chairman at the rate of 2% per annum on the value of the collateral pledged. Such payments aggregated $8,000 and $13,000, respectively, for the three months ended March 31, 2006 and 2005, respectively.

The Company recognized gains from arbitrage trading of $257,000 and $399,000 for the three months ended March 31, 2006 and 2005, respectively.

At December 31, 2005, trading securities had a long market value of $7,565,000 with a cost of $7,567,000, or a net unrealized loss of $2,000. Securities sold but not yet purchased, had a short market value of $8,223,000 with a cost/short proceeds of $8,253,000, or a net unrealized gain of $30,000.

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

5.
The Company has a line of credit with a bank up to a maximum of $3 million. The line is collateralized by the assets of the Company and is guaranteed by its Chairman. Interest is charged at 1.75% above the bank’s prime rate and is due on demand. The Company may borrow up to 80% of eligible market data service receivables as defined, and is required to maintain a compensating balance of 10% of the outstanding loans. At March 31, 2006, the Company had borrowings of $881,000 under the line. Additional borrowings available on the line of credit at March 31, 2006 were $395,000 based on these formulas.

6.
Earnings Per Share--Basic earnings per share is based on the weighted average number of common shares outstanding without consideration of potential common stock. Diluted earnings per share is based on the weighted average number of common and potential dilutive common shares outstanding. For the three months ended March 31, 2006 and 2005, the Company had 1,260,000 and 1,340,000 stock options outstanding, respectively, that were not included in the dilutive calculation because the exercise price was greater than the average market price of the common stock for the period. There was no effect on earnings per share as a result of potential dilution. The calculation takes into account the shares that may be issued upon exercise of stock options, reduced by the shares that may be repurchased with the funds received from the exercise, based on the average price during the period.

Earnings per share (in thousands, except per share):

	Three Months Ended March 31
	2006	2005
Net income	$701	$286

Weighted average common shares outstanding	8,380	9,623
Dilutive effect of outstanding warrants and options	-	-

Adjusted for dilutive computation	8,380	9,623

Basic income per share	$.08	$.03

Diluted income per share	$.08	$.03

7.
Accounting for Stock Options— Statement of Financial Accounting Standards (“SFAS”) 148, "Accounting for Stock-Based Compensation - Transition and Disclosure,” requires disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net (loss) income and per share amounts in annual and interim financial statements. At March 31, 2006, the Company had seven stock-based employee compensation plans of which there were outstanding awards exercisable into 1,260,000 shares of common stock. Until December 31, 2005, the Company accounted for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations. No stock-based employee compensation cost is reflected in the statement of operations, as all options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant.

Commencing January 1, 2006, the Company was required to adopt SFAS 123(R), “Share-Based Payment,” using the modified prospective transition method. The adoption of the new requirements will result in compensation charges to the Company’s statement of operations for the fair value of options granted to employees after December 31, 2005, as well as the compensation cost for the portion of outstanding awards for which the requisite service had not yet been rendered as of December 31, 2005. At December 31, 2005, all of the Company's outstanding stock options were fully vested and the Company made no option grants during the three months ended March 31, 2006. The Company expects that the adoption of this statement may have a material impact on net income (loss) and earnings per share in future periods upon issuance of new awards.

The following table illustrates the effect on net income and net income per share as if the Company had applied the fair value recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation prior to January 1, 2006:

Three Months Ended
March 31,
2005
(in thousands, except earnings per share)
Net income, as reported	$286
Deduct: Total stock-based employee compensation
expense determined under fair value based method for
all awards, net of related tax effects	(80)

Net income, as adjusted	$206

Earnings per share:
Basic and diluted --as reported	$.03
Basic and diluted --as adjusted	$.02

8.
Segment Information--The Company is a financial services company that provides real-time financial market data, fundamental research, charting and analytical services to institutional and individual investors through dedicated telecommunication lines and the Internet. The Company also disseminates news and third-party database information from more than 100 sources worldwide. The Company owns Track Data Securities Corp (“TDSC”), a registered securities broker-dealer and member of the National Association of Securities Dealers, Inc (“NASD”). The Company provides a proprietary, fully integrated Internet-based online trading and market data system, proTrack, for the professional institutional traders, and myTrack and myTrack Pro, for the individual trader. The Company also operates Track ECN, an electronic communications network that enables traders to display and match limit orders for stocks. The Company's operations are classified in three business segments: (1) market data services and trading, including ECN services, to the institutional professional investment community, and (2) Internet-based online trading and market data services to the non-professional individual investor community, and (3) arbitrage trading. See Note 4.

The accounting policies of the segments are the same as those described in Note A, Summary of Significant Accounting Policies in the Company’s financial statements for the year ended December 31, 2005 included in Form 10-K. Segment data includes charges allocating corporate overhead to each segment. The Company has not disclosed asset information by segment as the information is not produced internally. Substantially all long-lived assets are located in the U.S. The Company's business is predominantly in the U.S. Revenues and net income from international operations are not material.

Information concerning operations in its business segments is as follows (in thousands):

	Three Months Ended
	March 31,
Revenues	2006	2005
Professional Market	$7,449	$6,793
Non-Professional Market	3,075	3,316

Total Revenues	$10,524	$10,109

Arbitrage Trading - Gain on sale of marketable securities	$257	$399

Income (loss) before unallocated amounts and income taxes:
Professional Market	$(54)	$(783)
Non-Professional Market	472	653
Arbitrage Trading (including interest)	220	302
Unallocated amounts:
Depreciation and amortization	(165)	(199)
Gain on sale of Innodata and Edgar Online common stock	688	512
Interest income (expense)-net	7	(8)

Income before taxes	$1,168	$477

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

The Company's customer securities activities are transacted on either a cash or margin basis. In margin transactions, the clearing broker extends credit to the Company's customers, subject to various regulatory margin requirements, collateralized by cash and securities in the customers' accounts. However, the Company is required to either obtain additional collateral or to sell the customer's position if such collateral is not forthcoming. The Company is responsible for any losses on such margin loans, and has agreed to indemnify its clearing broker for losses that the clearing broker may sustain from the customer accounts introduced by the Company. At March 31, 2006, the Company had $13.4 million in margin credit extended to its customers. The Company believes it is unlikely it will have to make material payments under the indemnification agreement and has not recorded any contingent liability in the Consolidated Financial Statements.

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

10.
Net Capital Requirements-- The Securities and Exchange Commission (“SEC”), NASD, and various other regulatory agencies have stringent rules requiring the maintenance of specific levels of net capital by securities brokers, including the SEC’s uniform net capital rule, which governs Track Data Securities Corp. Net capital is defined as assets minus liabilities, plus other allowable credits and qualifying subordinated borrowings less mandatory deductions that result from excluding assets that are not readily convertible into cash and from valuing other assets, such as a firm’s positions in securities, conservatively. Among these deductions are adjustments in the market value of securities to reflect the possibility of a market decline prior to disposition.

As of March 31, 2006, TDSC was required to maintain minimum net capital, in accordance with SEC rules, of approximately $1 million and had total net capital of $1,640,000, or approximately $640,000 in excess of minimum net capital requirements.

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

11.	Comprehensive income (loss) is as follows (in thousands):

	Three Months Ended
	March 31,
	2006	2005
Net income	$701	$286
Unrealized gain (loss) on marketable securities-net of taxes	407	(770)
Reclassification adjustment for gain on marketable securities -
net of taxes	(172)	(182)

Comprehensive income (loss)	$936	$(666)

12.
The Company leases its executive office facilities in Brooklyn from a limited partnership owned by the Company’s Chairman and members of his family. The Company paid the partnership rent of $157,000 and $150,000 for the three months ended March 31, 2006 and 2005, respectively. The lease provides for the Company to pay $630,000 per annum through April 1, 2006. The Company is presently paying at the same rate without a new lease. This lease is expected to be renewed for another one-year period.

13.
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

The operations of TDSC, a wholly owned subsidiary of the Company, are subject to reviews by regulators within its industry, which include the SEC and the NASD. In the past, certain reviews have resulted in the Company incurring fines and required the Company to change certain of its internal control and operating procedures. Ongoing and future reviews may result in the Company incurring additional fines and changes in its internal control and operating procedures. Management does not expect any ongoing reviews to have a material affect on the Company's financial position or statement of operations.

14.
In June 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition via a cumulative effect adjustment within net income of the period of the change. SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, SFAS 154 does not change the transition provisions of any existing accounting pronouncements. The adoption of SFAS 154 did not have an impact on the Company’s financial statements.

In November 2005, the FASB issued FASB Staff Position FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP 115-1”), which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of an other-than temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1 is required to be applied to reporting periods beginning after December 15, 2005. The adoption of FSP 115-1 did not have an impact on the Company’s consolidated financial condition or results of operations.

Disclosures in this Form 10-Q contain certain forward-looking statements, including, without limitation, statements concerning the Company's operations, economic performance and financial condition. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words "believe," "expect," "anticipate" and other similar expressions generally identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. These forward-looking statements are based largely on the Company's current expectations and are subject to a number of risks and uncertainties, including, without limitation, changes in external market factors, changes in the Company's business or growth strategy or an inability to execute its strategy due to changes in its industry or the economy generally, the emergence of new or growing competitors, various other competitive factors and other risks and uncertainties indicated from time to time in the Company's filings with the Securities and Exchange Commission. Actual results could differ materially from the results referred to in the forward-looking statements. In light of these risks and uncertainties, there can be no assurance that the results referred to in the forward-looking statements contained in this Form 10-Q will in fact occur. The Company makes no commitment to revise or update any forward looking statements in order to reflect events or circumstances after the date any such statement is made.

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

Results of Operations

Three Months Ended March 31, 2006 and 2005

    Revenues for the three months ended March 31, 2006 and 2005 were $10,524,000 and $10,109,000, respectively, an increase of 4%. The Company’s Professional Market segment had revenues for the three months ended March 31, 2006 and 2005 of $7,449,000 and $6,793,000, respectively, an increase of 10% for this segment. The Company’s Non-Professional Market segment had revenues of $3,075,000 and $3,316,000, respectively, for the three months ended March 31, 2006 and 2005, a decrease of 7% for this segment. Increased revenues from the Company’s Track ECN offset a decline in market data revenues; however, ECN revenues have low margins compared to higher margins lost from reduced market data services. Track ECN currently offers the highest published rebate in the industry and has recently been successful in attracting new subscribers. Since 2001, the Company has experienced a decline in revenues from its market data services to the Professional Market segment due principally to staffing reductions in the securities industry, the use by customers of internally developed services, or lower priced services that are offered by the Company or other vendors. This trend has continued into 2006, negatively impacting revenues and profits.

    Direct operating costs were $7,354,000 for the three months ended March 31, 2006 and $7,004,000 for the similar period in 2005, an increase of 5%. Direct operating costs as a percentage of revenues were 70% in 2006 and 69% in 2005. Without giving effect to unallocated depreciation, amortization expense and costs directly allocated to the Arbitrage segment, the Company’s Professional Market segment had $5,515,000 and $5,067,000 of direct costs for the three months ended March 31, 2006 and 2005, respectively, an increase of 9%. Direct operating costs as a percentage of revenues for the Professional segment were 74% in 2006 and 75% in 2005. The Company commenced self-clearing of its ECN operations at the end of the third quarter of 2005 which has since reduced clearing costs. The Professional Market segment includes a credit in 2005 of $370,000 for telecommunication costs recognized in prior periods. The Company’s Non-Professional Market segment had $1,652,000 in 2006 and $1,713,000 in direct costs for the three months ended March 31, 2006 and 2005, respectively, a decrease of 4%. Direct operating costs as a percentage of revenues for the Non-Professional segment were 54% in 2006 and 52% in 2005. Certain direct operating costs are allocated to each segment based on revenues. Direct operating costs include direct payroll, direct telecommunication costs, computer supplies, depreciation, equipment lease expense and the amortization of software development costs, costs of clearing, back office payroll and other direct broker-dealer expenses and ECN customer commissions and clearing.

    Selling and administrative expenses were $2,774,000 and $3,275,000 in the 2006 and 2005 periods, respectively, a decrease of 15%. Selling and administrative expenses as a percentage of revenues was 26% in 2006 and 32% in 2005. The dollar and percentage decrease was principally due to decreased salaries and professional fees totaling $408,000. Without giving effect to unallocated depreciation, amortization expense and costs directly allocated to the Arbitrage segment, selling and administrative expenses for the Professional Market segment were $1,874,000 and $2,324,000 in the 2006 and 2005 periods, respectively, a decrease of 19%. For the Professional Market segment selling and administrative expenses as a percentage of revenues was 25% in 2006 and 34% in 2005. Selling and administrative expenses for the Non-Professional segment were $877,000 and $1,067,000 in the 2006 and 2005 periods, respectively, a decrease of 18%. For the Non-Professional segment selling and administrative expense as a percentage of revenue was 29% in 2006 and 32% in 2005. The decrease in selling and administrative expenses was due principally to reduced allocations of shared expenses due to reduced revenues. Certain selling and administrative expenses are allocated to each segment based on revenues.

    The Professional Market segment realized a loss of $54,000 in 2006 compared to a loss of $783,000 before unallocated amounts and income taxes in 2005. The Non-Professional Market segment realized income of $472,000 in 2006 and $653,000 in 2005 before unallocated amounts and income taxes. The Arbitrage segment realized income of $220,000 in 2006 compared to income of $302,000 in 2005 before unallocated amounts and income taxes.

    In 2006 and 2005, the Company recognized gains of $688,000 and $512,000, respectively, from the sale of shares of Innodata and Edgar Online common stock.

    Net interest income in 2006 was $16,000 compared to net interest expense of $45,000 in 2005. The decrease in interest expense in 2006 is due principally to reduced levels of margin debt in connection with the Company's arbitrage trading program.

    As a result of the above-mentioned factors, the Company realized income before taxes of $1,168,000 in the 2006 period compared to $477,000 in 2005.

    The Company realized net income of $701,000 in 2006 compared to $286,000 in 2005.

Liquidity and Capital Resources

    During the three months ended March 31, 2006, cash used in operating activities was $342,000 compared to $3,257,000 in 2005. The decrease in 2006 was principally due to increased accounts payable, accrued expenses and other liabilities, partially offset by increased accounts receivable. Cash flows provided by investing activities in 2006 was $476,000 compared to $353,000 in 2005. The increase in 2006 was due to increased proceeds from sales of Edgar Online common stock. Cash used in financing activities was $213,000 in 2006 compared to cash provided by financing activities of $1,404,000 in 2005. The change in 2006 was principally due to decreased bank borrowings.

    The Company has a line of credit with a bank up to a maximum of $3 million. The line is collateralized by the assets of the Company and is guaranteed by its Chairman. Interest is charged at 1.75% above the bank’s prime rate and is due on demand. The Company may borrow up to 80% of eligible market data service receivables as defined, and is required to maintain a compensating balance of 10% of the outstanding loans. At March 31, 2006, the Company had borrowings of $881,000 under the line. Additional borrowings available on the line of credit at March 31, 2006 were $395,000 based on these formulas.

    The Company has significant positions in stocks and options and receives significant proceeds from the sale of trading securities sold but not yet purchased under the arbitrage trading strategy described in Note 4 of Notes to Condensed Consolidated Financial Statements. The Company expects that its March 31, 2006 positions will be closed during the second quarter of 2006 and that other positions with the same strategy will be established. The level of trading activity is partially dependent on the value of the shares of Track Data pledged by its CEO, and Innodata and Edgar Online common stock that is held as collateral.

    In November, 2005, the Board authorized the purchase of up to 1 million shares from time to time in market purchases or in negotiated transactions. No major capital expenditures are anticipated beyond the normal replacement of equipment and additional equipment to meet customer requirements. The Company believes that borrowings available under the Company’s line of credit, its present cash position, including cash available in its Arbitrage trading, and any cash that may be generated from operations are sufficient for the Company’s cash requirements for the next 12 months.

    The Company’s broker-dealer subsidiary, TDSC, is subject to a minimum net capital requirement of $1 million by the NASD. TDSC operations are subject to reviews by regulators within its industry, which include the SEC and the NASD. In the past, certain reviews have resulted in the Company incurring fines and required the Company to change certain of its internal control and operating procedures. Ongoing and future reviews may result in the Company incurring additional fines and changes in its internal control and operating procedures. Management does not expect any ongoing reviews to have material affect on the Company's financial position or statement of operations.

    The Company is subject to legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the Company's financial position.

Off Balance Sheet Risk

    In connection with the Company's broker-dealer operations, certain customer securities activities are transacted on a margin basis. The Company's clearing broker extends credit to the Company's customers, subject to various regulatory margin requirements, collateralized by cash and securities in the customers' accounts. In the event of a decline in the market value of the securities in a margin account, the Company is required to either obtain additional collateral from the customer or to sell the customer's position if such collateral is not forthcoming. The Company is responsible for any losses on such margin loans, and has agreed to indemnify its clearing broker for losses that the clearing broker may sustain from the customer accounts introduced by the Company. The Company and its clearing broker seek to control the risks associated with customer activities by monitoring required margin levels daily and, pursuant to such guidelines, requiring the customer to deposit additional collateral or to reduce positions when necessary. At March 31, 2006, the Company had $13.4 million in margin credit extended to its customers. The Company believes it is unlikely it will have to make material payments under the indemnification agreement and has not recorded any contingent liability in the Condensed Consolidated Financial Statements.

Contractual Obligations and Commitments

    At December 31, 2005, the Company had operating lease obligations aggregating $1,328,000 pursuant to which payments are due as follows: $609,000 in 2006; $277,000 in 2007; $212,000 in 2008; $154,000 in 2009; and $76,000 in 2010. There are no significant changes in such commitments as of March 31, 2006. In addition, the Company had $881,000 due on demand under its line of credit financing with a bank at March 31, 2006.

    In connection with the Company's broker-dealer operations, certain customer securities activities are transacted on a margin basis. The Company is responsible for any losses on such margin loans, and has agreed to indemnify its clearing broker for losses that the clearing broker may sustain from the customer accounts introduced by the Company.

Critical Accounting Policies

    Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results when different assumptions are utilized. We believe that our principal critical accounting policies are described below. For a detailed discussion on the application of these and other accounting policies, see Note A of Notes to Consolidated Financial Statements for the year ended December 31, 2005 included in Form 10-K.

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

    The Company classifies its investments in Innodata and Edgar Online as available for sale securities. The Company carries these investments at fair value, based on quoted market prices, and unrealized gains and losses, net of taxes, are included in accumulated other comprehensive income, which is reflected as a separate component of stockholders' equity. Realized gains and losses are recognized in the consolidated statement of income when realized. The Company reviews these holdings on a regular basis to evaluate whether or not each security has experienced an other-than-temporary decline in fair value. If the Company believes that an other-than-temporary decline exists in the marketable securities, the equity investments are written down to market value and an investment loss is recorded in the condensed consolidated statement of income.

Long-lived Assets

    In assessing the recoverability of the Company's goodwill and other intangibles, the Company must make assumptions regarding estimated undiscounted expected future cash flows to be generated by the assets to determine the fair value of the respective assets. If these estimated cash flows and related assumptions change in the future, the Company may be required to record an impairment charge in the condensed consolidated statement of income.

New Pronouncements

In June 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition via a cumulative effect adjustment within net income of the period of the change. SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, SFAS 154 does not change the transition provisions of any existing accounting pronouncements. The adoption of SFAS 154 did not have an impact on the Company’s financial statements.

In November 2005, the FASB issued FASB Staff Position FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP 115-1”), which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of an other-than temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1 is required to be applied to reporting periods beginning after December 15, 2005. The adoption of FSP 115-1 did not have an impact on the Company’s consolidated financial condition or results of operations.

Inflation and Seasonality

    To date, inflation has not had a significant impact on the Company’s operations. The Company’s revenues are not affected by seasonality.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company is exposed to interest rate change market risk with respect to its credit facility with a financial institution, which is priced based on the prime rate of interest. At March 31, 2006, there was $881,000 outstanding under the credit facility. Changes in the prime interest rate during fiscal 2006 will have a positive or negative effect on the Company's interest expense. Such exposure will increase should the Company maintain higher levels of borrowing during 2006. Assuming debt remains constant, a 1% change in interest rates would not be material to the Company’s interest expense.

    The Company has significant positions in stocks and options and receives significant proceeds from the sale of trading securities sold but not yet purchased under the arbitrage trading strategy described in Note 4 of Notes to Condensed Consolidated Financial Statements. In connection with the arbitrage trading activity, the Company incurs margin loans. The Company is exposed to interest rate change market risk with respect to these margin loans. Such exposure will increase should the Company maintain higher levels of borrowing. The level of trading in the arbitrage trading account is partially dependent on the value of Track Data common stock pledged by its CEO, and Innodata and Edgar Online common stock, which is used as collateral. The market value of such securities is dependent on future market conditions for these companies over which the Company has little or no control. If the stock collateral is not available, the Company will decrease its trading or seek additional collateral.

    The Company conducts business through a clearing broker, which settles all trades for the Company, on a fully disclosed basis, on behalf of its customers. The Company earns commissions as an introducing broker for the transactions of its customers. In the normal course of business, the Company's customer activities involve the execution of various customer securities transactions. These activities may expose the Company to off-balance-sheet risk in the event the customer or other broker is unable to fulfill its contracted obligations and the Company has to purchase or sell the financial instrument underlying the obligation at a loss. At March 31, 2006, the Company had $13.4 million in margin credit extended to its customers.

ITEM 4.  CONTROLS AND PROCEDURES

    An evaluation has been carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and the operation of our "disclosure controls and procedures" (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2006 (“Evaluation Date”). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, the disclosure controls and procedures are reasonably designed and effective to ensure that (i) information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings. Not Applicable

Item 1a.	Risk Factors. There were no material changes from Risk Factors disclosed in the Company’s Form 10-K for the year ended December 31, 2005.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Total Number
of Shares
		Number of		Purchased as	Maximum Number
		Shares of	Average	Part of	of Shares That May
	Period	Common Stock	Price Paid	Publicly	Yet be Purchased
	Purchased	Purchased	Per Share	Announced Plans	Under the Plans

January, 2006

February, 2006

March, 2006

	Total	None		None	1,000,000

On November 1, 2005, the Board of Directors approved a buy back of up to 1,000,000 shares of the Company’s Common Stock in market or privately negotiated transactions from time to time.

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

TRACK DATA CORPORATION

Date:	5/11/2006	/s/ Barry Hertz
Barry Hertz
Chairman of the Board
Chief Executive Officer

Date:	5/11/2006	/s/ Martin Kaye
Martin Kaye
Chief Operating Officer
Principal Financial Officer