Form 10-Q
period 2006-09-30
TRACK DATA CORP
filed 2006-11-14
CIK 922811

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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
☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of October 31, 2006 there were 8,392,000 shares of common stock outstanding.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

See pages 3-15

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

See pages 16-24

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

See page 25

Item 4.	Controls and Procedures

See page 25

PART II.	OTHER INFORMATION

See pages 26

Track Data Corporation and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except number of shares)

	September 30,	December 31,
	2006	2005

	Unaudited	Audited
ASSETS

CASH AND EQUIVALENTS	$6,865	$4,469

ACCOUNTS RECEIVABLE - net of allowance for doubtful
accounts of $231 in 2006 and $225 in 2005	2,587	1,950

DUE FROM CLEARING BROKER	391	154

DUE FROM BROKER	19,599	15,591

MARKETABLE SECURITIES	5,006	9,492

FIXED ASSETS - at cost (net of accumulated depreciation)	1,987	1,701

EXCESS OF COST OVER NET ASSETS ACQUIRED - net	1,900	1,900

OTHER ASSETS	765	950

TOTAL	$39,100	$36,207

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Accounts payable and accrued expenses	$5,103	$3,707
Note payable - bank	859	1,137
Trading securities sold, but not yet purchased	9,172	8,223
Net deferred income tax liabilities	452	959
Other liabilities, including income taxes	839	632

Total liabilities	16,425	14,658

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock - $.01 par value; 60,000,000 shares
authorized; issued and outstanding - 8,392,000 shares
in 2006 and 8,380,000 shares in 2005	84	84
Additional paid-in capital	10,183	10,136
Retained earnings	12,213	10,374
Accumulated other comprehensive income	195	955

Total stockholders’ equity	22,675	21,549

TOTAL	$39,100	$36,207

See notes to condensed consolidated financial statements

Track Data Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(in thousands, except earnings per share)
(Unaudited)

	2006	2005

SERVICE FEES AND REVENUE
Market Data Services	$16,408	$17,544
ECN Services	11,113	5,371
Broker-Dealer Commissions	5,321	4,470

Total	32,842	27,385

COSTS, EXPENSES AND OTHER:
Direct operating costs (includes depreciation and amortization
of $445,000 and $496,000 in 2006 and 2005, respectively)	23,882	19,164
Selling and administrative expenses (includes depreciation and
amortization of $69,000 and $102,000 in 2006 and 2005, respectively)	8,027	9,434
Rent expense - related party	473	465
Marketing and advertising	162	223
Gain on arbitrage trading	(973)	(572)
Gain on sale of marketable securities - Innodata and Edgar Online	(1,777)	(1,061)
Interest income	(282)	(161)
Interest expense	265	381

Total	29,777	27,873

INCOME (LOSS) BEFORE INCOME TAXES	3,065	(488)

INCOME TAXES (BENEFIT)	1,226	(195)

NET INCOME (LOSS)	$1,839	$(293)

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE	$.22	$(.03)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	8,379	9,474

ADJUSTED DILUTIVE SHARES OUTSTANDING	8,389	9,474

See notes to condensed consolidated financial statements

Track Data Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(in thousands, except earnings per share)
(Unaudited)

	2006	2005

SERVICE FEES AND REVENUE
Market Data Services	$5,364	$5,662
ECN Services	3,344	1,741
Broker-Dealer Commissions	1,615	1,395

Total	10,323	8,798

COSTS, EXPENSES AND OTHER:
Direct operating costs (includes depreciation and amortization
of $149,000 and $166,000 in 2006 and 2005, respectively)	7,568	6,123
Selling and administrative expenses (includes depreciation and
amortization of $23,000 and $34,000 in 2006 and 2005, respectively)	2,610	3,163
Rent expense - related party	158	157
Marketing and advertising	23	52
Gain on arbitrage trading	(407)	(381)
Gain on sale of marketable securities—Innodata and Edgar Online	(1)	(6)
Interest income	(75)	(38)
Interest expense	74	184

Total	9,950	9,254

INCOME (LOSS) BEFORE INCOME TAXES	373	(456)

INCOME TAXES (BENEFIT)	149	(182)

NET INCOME (LOSS)	$224	$(274)

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE	$.03	$(.03)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	8,379	9,295

ADJUSTED DILUTIVE SHARES OUTSTANDING	8,410	9,295

See notes to condensed consolidated financial statements

Track Data Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’
EQUITY AND COMPREHENSIVE INCOME
NINE MONTHS ENDED SEPTEMBER 30, 2006
(in thousands)
(Unaudited)

					Accumulated
	Number		Additional		Other	Stock-	Compre-
	of	Common	Paid-in	Retained	Comprehensive	holders’	hensive
	Shares	Stock	Capital	Earnings	Income	Equity	Income

BALANCE, JANUARY 1, 2006	8,380	$84	$10,136	$10,374	$955	$21,549
Net income				1,839		1,839	$1,839

Purchase and retirement of treasury stock	(6)		(20)			(20)

Exercise of stock options	18		56			56

Tax effect of stock options exercised			11			11

Reclassification adjustment for gain
on marketable securities - net of taxes					(946)	(946)	(946)

Unrealized gain on marketable securities -
net of taxes					186	186	186

Comprehensive income							$1,079

BALANCE, SEPTEMBER 30, 2006	8,392	$84	$10,183	$12,213	$195	$22,675

See notes to condensed consolidated financial statements

Track Data Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(in thousands)
(Unaudited)

	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,839	$(293)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	514	598
Tax effect of stock options exercised	11	-
Gain on sale of Innodata and Edgar Online common stock	(1,777)	(1,061)
Other	2	51
Changes in operating assets and liabilities:
Accounts receivable and due from clearing broker	(874)	59
Due from broker	(4,008)	23,678
Marketable securities	3,207	5,100
Other assets	415	(15)
Accounts payable and accrued expenses	1,396	(975)
Trading securities sold, but not yet purchased	949	(25,821)
Other liabilities, including income taxes	(24)	(2,200)

Net cash provided by (used in) operating activities	1,650	(879)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(808)	(562)
Investment in private company	(150)	(100)
Proceeds from sale of Innodata and Edgar Online common stock	1,787	1,074
Proceeds from sale of equipment	-	8

Net cash provided by investing activities	829	420

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (payments) proceeds from note payable - bank	(278)	1,269
Net proceeds from contributions to employee savings program	161	100
Purchase of treasury stock	(20)	(3,676)
Proceeds from exercise of stock options	56	-

Net cash used in financing activities	(81)	(2,307)

EFFECT OF EXCHANGE RATE DIFFERENCES ON CASH	(2)	(7)

NET INCREASE (DECREASE) IN CASH	2,396	(2,773)

CASH AND EQUIVALENTS, BEGINNING OF PERIOD	4,469	6,818

CASH AND EQUIVALENTS, END OF PERIOD	$6,865	$4,045

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$265	$381
Income taxes	698	1,943

See notes to condensed consolidated financial statements

Track Data Corporation and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(unaudited)
1.
In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position as of September 30, 2006, and the results of operations for the three and nine month periods ended September 30, 2006 and 2005 and of cash flows for the nine months ended September 30, 2006 and 2005. The results of operations for the nine months ended September 30, 2006 are not necessarily indicative of results that may be expected for any other interim period or for the full year.

These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2005 included in the Company’s Annual Report on Form 10-K. The accounting policies used in preparing these financial statements is the same as those described in the December 31, 2005 financial statements.

Certain reclassifications of prior year amounts were made to conform to the 2006 presentation. There was no effect on reported income.

2.
The Company charges all costs incurred to establish the technological feasibility of a product or product enhancement to research and development expense. Research and development expenses, included in direct operating costs, were approximately $119,000 and $167,000 for the nine months and $40,000 and $55,000 for the three months ended September 30, 2006 and 2005, respectively.

3.
Advertising costs, included in selling and administrative expenses and charged to operations when incurred, were $162,000 and $223,000 for the nine months and $23,000 and $52,000 for the three months ended September 30, 2006 and 2005, respectively.

4.	Marketable securities consists of the following (in thousands):

	September 30,	December 31,
	2006	2005

Edgar Online - Available for sale securities - at market	$-	$734
Innodata - Available for sale securities - at market	648	1,193
Arbitrage trading securities - at market	4,358	7,565

Marketable securities	$5,006	$9,492

Arbitrage trading securities sold but not yet purchased - at market	$9,172	$8,223

During the nine months ended September 30, 2006, the Company sold its remaining shares of Edgar Online, Inc. (“EOL”), an Internet-based supplier of business, financial and competitive intelligence derived from U.S. Securities and Exchange Commission data. At December 31, 2005, the Company owned 403,498 shares of EOL. The Company carried the investment at $734,000, the market value at December 31, 2005. The difference between the cost of $5,000 and fair market value of these securities, net of $292,000 in deferred taxes, or $437,000 was classified as a component of accumulated other comprehensive income included in stockholders’ equity at December 31, 2005.

The Company owns 337,798 shares of Innodata, a provider of digital content outsourcing services. The Company carries the investment at $648,000 the market value at September 30, 2006. The difference between the cost of $324,000 and fair market value of these securities, net of $129,000 in deferred taxes, or $195,000 is classified as a component of accumulated other comprehensive income included in stockholders' equity as of September 30, 2006. At December 31, 2005, the Company owned 344,548 shares of Innodata. The Company carried the investment at $1,193,000, the market value at December 31, 2005. The difference between the cost of $329,000 and fair market value of these securities, net of $346,000 in deferred taxes, or $518,000 is classified as a component of accumulated other comprehensive income included in stockholders’ equity at December 31, 2005.

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

As of September 30, 2006, trading securities had a long market value of $4,358,000 with a cost of $4,395,000, or a net unrealized loss of $37,000. Securities sold but not yet purchased, had a short market value of $9,172,000 with a cost/short proceeds of $9,234,000, or a net unrealized gain of $62,000. The Company expects that its September 30, 2006 positions will be closed during the fourth quarter of 2006 and that other positions with the same strategy will be established. The Company pledged its holdings in Innodata as collateral for its trading accounts. In addition, the Company's Chairman pledged approximately 1.8 million shares of his holdings in the Company's common stock as collateral for these accounts. The Company is paying its Chairman at the rate of 2% per annum on the value of the collateral pledged. Such payments aggregated $30,000 and $34,000 for the nine months and $12,000 and $11,000 for the three months ended September 30, 2006 and 2005, respectively.

The Company recognized gains from arbitrage trading of $973,000 and $572,000 for the nine months ended September 30, 2006 and 2005, respectively. The Company recognized gains from arbitrage trading of $407,000 and $381,000 for the three months ended September 30, 2006 and 2005, respectively.

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

5.
The Company has a line of credit with a bank up to a maximum of $3 million. The line is collateralized by the assets of the Company and is guaranteed by its Chairman. Interest is charged at 1.75% above the bank’s prime rate and is due on demand. The Company may borrow up to 80% of eligible market data service receivables, as defined, and is required to maintain a compensating balance of 10% of the outstanding loans ($86,000 at September 30, 2006). At September 30, 2006, the Company had borrowings of $859,000 under the line. Additional borrowings available on the line of credit at September 30, 2006 were $193,000 based on these formulas.

6.
Earnings (Loss) Per Share--Basic earnings (loss) per share is based on the weighted average number of common shares outstanding without consideration of potential common stock. Diluted earnings per share are based on the weighted average number of common and potential dilutive common shares outstanding. For the three and nine months ended September 30, 2006, the Company had 817,000 and 925,000 stock options outstanding, respectively, and for the three and nine months ended September 30, 2005, the Company had 1,192,000 stock options outstanding, respectively, that were not included in the dilutive calculation because the exercise price was greater than the average market price of the common stock for the period. There was no effect on earnings per share as a result of potential dilution. The calculation takes into account the shares that may be issued upon exercise of stock options, reduced by the shares that may be repurchased with the funds received from the exercise, based on the average price during the period.

Earnings (loss) per share (in thousands, except per share):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net income (loss)	$224	$(274)	$1,839	$(293)

Weighted average common shares outstanding	8,379	9,295	8,379	9,474
Dilutive effect of outstanding options	31	-	10	-

Adjusted for dilutive computation	8,410	9,295	8,389	9,474

Basic income (loss) per share	$.03	$(.03)	$.22	$(.03)

Diluted income (loss) per share	$.03	$(.03)	$.22	$(.03)

7.
Accounting for Stock Options--Statement of Financial Accounting Standards (“SFAS”) 148, "Accounting for Stock-Based Compensation - Transition and Disclosure,” requires disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income (loss) and per share amounts in annual and interim financial statements. At September 30, 2006, the Company had seven stock-based employee compensation plans of which there were outstanding awards exercisable into 1,000,000 shares of common stock. Until December 31, 2005, the Company accounted for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations. No stock-based employee compensation cost is reflected in the statement of operations, as all options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant.

Commencing January 1, 2006, the Company was required to adopt SFAS 123(R), “Share-Based Payment,” using the modified prospective transition method. The adoption of the new requirements will result in compensation charges to the Company’s statement of operations for the fair value of options granted to employees after December 31, 2005, as well as the compensation cost for the portion of outstanding awards for which the requisite service had not yet been rendered as of December 31, 2005. At December 31, 2005, all of the Company's outstanding stock options were fully vested and the Company made no option grants during the nine months ended September 30, 2006. The Company expects that the adoption of this statement may have a material impact on net income (loss) and earnings (loss) per share in future periods upon issuance of new awards.

The following table illustrates the effect on net income (loss) and net income (loss) per share as if the Company had applied the fair value recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation prior to January 1, 2006:

	Three Months	Nine Months
	Ended September 30,	Ended September 30,
	2005	2005
	(in thousands, except earnings per share)
Net loss, as reported	$(274)	$(293)
Deduct: Total stock-based employee compensation
expense determined under fair value based method for
all awards, net of related tax effects	(46)	(172)

Net loss, as adjusted	$(320)	$(465)

Loss per share:
Basic and diluted --as reported	$(.03)	$(.03)
Basic and diluted --as adjusted	$(.03)	$(.05)

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

Information concerning operations in its business segments is as follows (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
Revenues
Professional Market	$7,375	$6,013	$23,536	$18,637
Non-Professional Market	2,948	2,785	9,306	8,748

Total Revenues	$10,323	$8,798	$32,842	$27,385

Arbitrage Trading - gain on sale
of marketable securities	$407	$381	$973	$572

(Loss) income before unallocated
amounts and income taxes:
Professional Market	$(376)	$(827)	$(852)	$(2,210)
Non-Professional Market	560	381	1,807	1,053
Arbitrage Trading (including interest)	346	195	821	215
Unallocated amounts:
Depreciation and amortization	(172)	(199)	(514)	(598)
Gain on sale of Innodata and Edgar Online
common stock	1	6	1,777	1,061
Interest income (expense), net	14	(12)	26	(9)

Income (loss) before income taxes	$373	$(456)	$3,065	$(488)

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

The Company's customer securities activities are transacted on either a cash or margin basis. In margin transactions, the clearing broker extends credit to the Company's customers, subject to various regulatory margin requirements, collateralized by cash and securities in the customers' accounts. However, the Company is required to either obtain additional collateral or to sell the customer's position if such collateral is not forthcoming. The Company is responsible for any losses on such margin loans, and has agreed to indemnify its clearing broker for losses that the clearing broker may sustain from the customer accounts introduced by the Company. At September 30, 2006, the Company had $10.9 million in margin credit extended to its customers. The Company believes it is unlikely it will have to make material payments under the indemnification agreement and has not recorded any contingent liability in the Consolidated Financial Statements.

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

As of September 30, 2006, TDSC was required to maintain minimum net capital, in accordance with SEC rules, of approximately $1 million and had total net capital of $3,581,000, or approximately $2,581,000 in excess of minimum net capital requirements.

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

11.	Comprehensive income (loss) is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net income (loss)	$224	$(274)	$1,839	$(293)
Reclassification adjustment for
gain on marketable securities
- net of taxes	(2)	(4)	(946)	(464)
Unrealized (loss) gain on marketable
securities-net of taxes	(125)	(78)	186	(1,196)

Comprehensive income (loss)	$97	$(356)	$1,079	$(1,953)

12.
In May, 2006, the Company purchased a non-dilutable 15% interest in SFB Market Systems, Inc. (“SFB”) for $150,000 cash. The Company may be required to pay up to an additional $100,000 in the event SFB achieves certain sales projections between December, 2006 and October, 2007. SFB is a privately held company that provides an online centralized securities symbol management system and related equity and option information for updating and loading of master files. The Company currently has a representative on SFB’s four member Board of Directors. The Company accounts for its investment in SFB under the cost method, and is included in other assets in the balance sheet as of September 30, 2006.

13.
The Company leases its executive office facilities in Brooklyn from a limited partnership owned by the Company’s Chairman and members of his family. The Company paid the partnership rent of $158,000 and $157,000 for the three months and $473,000 and $465,000 for the nine months ended September 30, 2006 and 2005, respectively. The lease provided for the Company to pay $630,000 per annum through April 1, 2006. The Company is presently paying at the same rate without a new lease. This lease is expected to be renewed for another one-year period.

In April 2006, the Company's Chairman formed a private limited partnership of which he is the general partner for the purpose of operating a hedge fund for trading in certain options strategies. The Company has no financial interest in or commitments related to, the hedge fund. The hedge fund opened a trading account with the Company's broker-dealer. The Company charged commissions to the hedge fund totaling $55,000 and $31,000 for the nine and three months ended September 30, 2006, respectively.

14.
On June 14, 2005, the SEC filed a civil complaint against Barry Hertz, the Company's Chairman and CEO, in the U.S. District Court for the Eastern District of New York in Brooklyn alleging violations of various provisions of the federal securities laws in connection with certain transactions in the Company’s stock owned by others. The SEC seeks various remedies including an injunction, disgorgement of profits and an order barring Mr. Hertz from serving as an officer or director of a public company. Mr. Hertz has denied wrongdoing and filed a motion for summary judgment dismissing the complaint. The SEC has filed a cross-motion for partial summary judgment. The motions for summary judgment and partial summary judgment have been denied by the Court.

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

15.
In November, 2005, the Board of Directors authorized the purchase of up to 1 million shares from time to time in market purchases or in negotiated transactions. As of September 30, 2006, the Company had purchased approximately 6,000 shares for $20,000 pursuant to such authorization.

16.
In September 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition via a cumulative effect adjustment within net income of the period of the change. SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, SFAS 154 does not change the transition provisions of any existing accounting pronouncements. The adoption of SFAS 154 did not have an impact on the Company’s financial statements.

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

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. It codifies the definitions of fair value included in other authoritative literature; clarifies and, in some cases, expands on the guidance for implementing fair value measurements; and increases the level of disclosure required for fair value measurements. Although SFAS 157 applies to (and amends) the provisions of existing authoritative literature, it does not, of itself, require any new fair value measurements, nor does it establish valuation standards. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. This statement will be effective for the Company's fiscal year beginning January 2008. The Company will evaluate the impact of adopting SFAS 157, but does not expect that it will have a material impact on the Company's consolidated financial position, results of operations or cash flows.

In September 2006, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 ("SAB 108") which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 becomes effective in 2007. Adoption of SAB 108 is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

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

Relevant Factors

The Company's Professional Market segment revenues from the institutional market data services experienced significant declines since 2001 from a combination of staffing reductions in the securities industry, the use by customers of internally developed services, or lower priced services offered by the Company or other vendors. This trend has continued in 2006. Track ECN has recently been successful in attracting new subscribers. Profit margins are very low in this business and significant volume is necessary to have an impact on the results of operations. In addition, Track ECN had been dependent on Nasdaq's trading platform to display and execute most of its subscriber orders until October 23, 2006, when Nasdaq fully implemented its new trading platform and pricing that forced Track ECN to operate elsewhere. Track ECN initially moved all its business to the NASDs Alternative Display Facility (ADF). It currently displays orders on the ADF and on the National Stock Exchange (NSX). There have been start up issues on the ADF, and the new system on the NSX has not been fully implemented at this time. There has been a significant decline in volume since the move. Regulation NMS which will require best price for Nasdaq stocks has been a major help in Track ECN establishing direct connectivity to major market makers and takers of liquidity. Further, it is anticipated that Track ECN will be able to offer listed business to its subscribers. Until recent regulatory changes, Track ECN was unable to offer its subscribers any payment for adding liquidity in listed stocks. The Company commenced self-clearing of its ECN business at the end of the third quarter of 2005 in an effort to decrease costs associated with ECN revenues. Although TDSC has approval from NASD-R for “clearing” of its Track ECN business, it is a limited approval for it to submit two sided trade data respecting trades which were executed by broker-dealers on the Track ECN. TDSC submits this data to the National Securities Clearing Corporation so that the actual trading counterparties can compare, clear and settle their trades and, except in the case of a rare error, TDSC “drops out” of the clearing process. This effort to "self-clear" was a step to reduce costs of having a third party handle this function.

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

Results of Operations

Three Months Ended September 30, 2006 and 2005

Revenues for the three months ended September 30, 2006 and 2005 were $10,323,000 and $8,798,000, respectively, an increase of 17%. The Company’s Professional Market segment had revenues for the three months ended September 30, 2006 and 2005 of $7,375,000 and $6,013,000, respectively, an increase of 23% for this segment. The Company’s Non-Professional Market segment had revenues of $2,948,000 and $2,785,000, respectively, for the three months ended September 30, 2006 and 2005, an increase of 6% for this segment. Increased revenues were from the Company’s Track ECN; however, ECN revenues have low margins compared to higher margins lost from a reduction of market data service revenues. Track ECN has recently been successful in attracting new subscribers. At the end of October, 2006, Nasdaq implemented changes in its systems and pricing that forced Track ECN to move its business to the NASD’s ADF facility and to the NSX whose new system is not fully operational at this time. Track ECN cannot determine what effect these moves will have in the long term, but it likely will result in potentially significant short term declines in revenue. Since 2001, the Company has experienced a decline in revenues from its market data services to the Professional Market segment due principally to staffing reductions in the securities industry, the use by customers of internally developed services, or lower priced services that are offered by the Company or other vendors. This trend has continued in 2006, negatively impacting revenues and profits. The increase in the Company’s Non-professional segment was principally due to increased revenue in the retail brokerage business.

Direct operating costs were $7,568,000 for the three months ended September 30, 2006 and $6,123,000 for the similar period in 2005, an increase of 24%. Direct operating costs as a percentage of revenues were 73% in 2006 and 70% in 2005. Without giving effect to unallocated depreciation, amortization expense and costs directly allocated to the Arbitrage segment, the Company’s Professional Market segment had $5,754,000 and $4,424,000 of direct costs for the three months ended September 30, 2006 and 2005, respectively, an increase of 30%. Direct operating costs as a percentage of revenues for the Professional segment were 78% in 2006 and 74% in 2005. The dollar and percentage increase is due to the increased ECN revenues and the lower profit margins realized on Track ECN business. The Company commenced self-clearing of its ECN operations at the end of the third quarter of 2005 which has since reduced clearing costs. The Company’s Non-Professional Market segment had $1,618,000 and $1,483,000 in direct costs for the three months ended September 30, 2006 and 2005, respectively, an increase of 9%. Direct operating costs as a percentage of revenues for the Non-Professional segment were 55% in 2006 and 53% in 2005. Certain direct operating costs are allocated to each segment based on revenues. Direct operating costs include direct payroll, direct telecommunication costs, computer supplies, depreciation, equipment lease expense and the amortization of software development costs, costs of clearing, back office payroll and other direct broker-dealer expenses and ECN customer commissions and clearing.

Selling and administrative expenses were $2,610,000 and $3,163,000 in the 2006 and 2005 periods, respectively, a decrease of 17%. Selling and administrative expenses as a percentage of revenues was 25% in 2006 and 36% in 2005. The dollar and percentage decrease was principally due to decreased salaries and professional fees totaling $370,000. Without giving effect to unallocated depreciation, amortization expense and costs directly allocated to the Arbitrage segment, selling and administrative expenses for the Professional Market segment were $1,885,000 and $2,261,000 in the 2006 and 2005 periods, respectively, a decrease of 17%. For the Professional Market segment selling and administrative expenses as a percentage of revenues was 26% in 2006 and 38% in 2005. Selling and administrative expenses for the Non-Professional segment were $701,000 and $869,000 in the 2006 and 2005 periods, respectively, a decrease of 19%. For the Non-Professional segment selling and administrative expense as a percentage of revenue was 24% in 2006 and 31% in 2005. Certain selling and administrative expenses are allocated to each segment based on revenues.

The Professional Market segment realized a loss of $376,000 in 2006 compared to a loss of $827,000 before unallocated amounts and income taxes in 2005. The Non-Professional Market segment realized income of $560,000 in 2006 and $381,000 in 2005 before unallocated amounts and income taxes. The Arbitrage segment realized income of $346,000 in 2006 compared to $195,000 in 2005 before unallocated amounts and income taxes.

Net interest income in 2006 was $1,000 compared to net interest expense of $146,000 in 2005. The decrease in interest expense in 2006 is due principally to reduced levels of margin debt in connection with the Company's arbitrage trading program.

As a result of the above-mentioned factors, the Company realized income before taxes of $373,000 in the 2006 period compared to a loss of $456,000 in 2005.

The Company realized net income of $224,000 in 2006 compared to a net loss of $274,000 in 2005.

Nine Months Ended September 30, 2006 and 2005

Revenues for the nine months ended September 30, 2006 and 2005 were $32,842,000 and $27,385,000, respectively, an increase of 20%. The Company’s Professional Market segment had revenues for the nine months ended September 30, 2006 and 2005 of $23,536,000 and $18,637,000, respectively, an increase of 26% for this segment. The Company’s Non-Professional Market segment had revenues of $9,306,000 and $8,748,000, respectively, for the nine months ended September 30, 2006 and 2005, an increase of 6% for this segment. The increase in revenues was attributable to the Company’s Track ECN which increased from $5,371,000 to $11,113,000; however, ECN revenues have low margins compared to higher margins lost from reduced market data services. Track ECN has recently been successful in attracting new subscribers. See the discussion of ECN revenues for the three months ended September 30, 2006 for recent changes. Since 2001, the Company has experienced a decline in revenues from its market data services to the Professional Market segment due principally to staffing reductions in the securities industry, the use by customers of internally developed services, or lower priced services that are offered by the Company or other vendors. This trend has continued in 2006, negatively impacting revenues and profits.

Direct operating costs were $23,882,000 for the nine months ended September 30, 2006 and $19,164,000 for the similar period in 2005, an increase of 25%. Direct operating costs as a percentage of revenues were 73% in 2006 and 70% in 2005. Without giving effect to unallocated depreciation, amortization expense and costs directly allocated to the Arbitrage segment, the Company’s Professional Market segment had $18,302,000 and $13,899,000 of direct costs for the nine months ended September 30, 2006 and 2005, respectively, an increase of 32%. Direct operating costs as a percentage of revenues for the Professional segment were 78% in 2006 and 75% in 2005. The dollar and percentage increase is due to the increased ECN revenues and the lower profit margins realized on Track ECN business. The Company commenced self-clearing of its ECN operations at the end of the third quarter of 2005 which has since reduced clearing costs. The Professional Market segment includes a credit in 2005 of $370,000 for telecommunication costs recognized in prior periods. The Company’s Non-Professional Market segment had $4,993,000 in 2006 and $4,623,000 in direct costs for the nine months ended September 30, 2006 and 2005, respectively, an increase of 8%. Direct operating costs as a percentage of revenues for the Non-Professional segment were 54% in 2006 and 53% in 2005. Certain direct operating costs are allocated to each segment based on revenues.

Selling and administrative expenses were $8,027,000 and $9,434,000 in the 2006 and 2005 periods, respectively, a decrease of 15%. Selling and administrative expenses as a percentage of revenues was 24% in 2006 and 34% in 2005. The dollar and percentage decrease was principally due to decreased salaries and professional fees totaling $1,176,000. Without giving effect to unallocated depreciation, amortization expense and costs directly allocated to the Arbitrage segment, selling and administrative expenses for the Professional Market segment were $5,670,000 and $6,433,000 in the 2006 and 2005 periods, respectively, a decrease of 12%. For the Professional Market segment selling and administrative expenses as a percentage of revenues was 24% in 2006 and 35% in 2005. The 2005 period includes a reversal of a judgment on sales taxes assessed of $245,000. Selling and administrative expenses for the Non-Professional segment were $2,288,000 and $2,900,000 in the 2006 and 2005 periods, respectively, a decrease of 21%. For the Non-Professional segment selling and administrative expense as a percentage of revenue was 25% in 2006 and 33% in 2005. Certain selling and administrative expenses are allocated to each segment based on revenues.

The Professional Market segment realized a loss of $852,000 in 2006 compared to a loss of $2,210,000 before unallocated amounts and income taxes in 2005. The Non-Professional Market segment realized income of $1,807,000 in 2006 and $1,053,000 in 2005 before unallocated amounts and income taxes. The Arbitrage segment realized income of $821,000 in 2006 compared to income of $215,000 in 2005 before unallocated amounts and income taxes.

In 2006 and 2005, the Company recognized gains of $1,777,000 and $1,061,000, respectively, from the sale of shares of Innodata and Edgar Online common stock.

Net interest income in 2006 was $17,000 compared to net interest expense of $220,000 in 2005. The decrease in interest expense in 2006 is due principally to reduced levels of margin debt in connection with the Company's arbitrage trading program.

As a result of the above-mentioned factors, the Company realized income before taxes of $3,065,000 in the 2006 period compared to a loss of $488,000 in 2005.

The Company realized net income of $1,839,000 in 2006 compared to a net loss of $293,000 in 2005.

Liquidity and Capital Resources

During the nine months ended September 30, 2006, cash provided by operating activities was $1,650,000 compared to cash used in operating activities of $879,000 in 2005. The increase in 2006 was principally due to increased income from operations and reduced payments of liabilities. Cash flows provided by investing activities in 2006 was $829,000 compared to $420,000 in 2005. The increase was due principally to sales of Innodata and Edgar Online common stock. Cash flows used in financing activities was $81,000 in 2006 and $2,307,000 in 2005. The decrease was due to significantly reduced purchases of treasury stock in 2006.

The Company has a line of credit with a bank up to a maximum of $3 million. The line is collateralized by the assets of the Company and is guaranteed by its Chairman. Interest is charged at 1.75% above the bank’s prime rate and is due on demand. The Company may borrow up to 80% of eligible market data service receivables as defined, and is required to maintain a compensating balance of 10% of the outstanding loans. At September 30, 2006, the Company had borrowings of $859,000 under the line. Additional borrowings available on the line of credit at September 30, 2006 were $193,000 based on these formulas.

The Company has significant positions in stocks and options and receives significant proceeds from the sale of trading securities sold but not yet purchased under the arbitrage trading strategy described in Note 4 of Notes to Consolidated Financial Statements. The Company expects that its September 30, 2006 positions will be closed during the fourth quarter of 2006 and that other positions with the same strategy will be established. The level of trading activity is partially dependent on the value of the shares of Track Data pledged by its CEO, and Innodata common stock that is held as collateral.

In November, 2005, the Board authorized the purchase of up to 1 million shares from time to time in market purchases or in negotiated transactions. As of September 30, 2006, the Company purchased approximately 6,000 shares for $20,000 pursuant to such authorization. No major capital expenditures are anticipated beyond the normal replacement of equipment and additional equipment to meet customer requirements. The Company believes that borrowings available under the Company’s line of credit, its present cash position, including cash available in its Arbitrage trading, and any cash that may be generated from operations are sufficient for the Company’s cash requirements for the next 12 months.

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

Off Balance Sheet Risk

In connection with the Company's broker-dealer operations, certain customer securities activities are transacted on a margin basis. The Company's clearing broker extends credit to the Company's customers, subject to various regulatory margin requirements, collateralized by cash and securities in the customers' accounts. In the event of a decline in the market value of the securities in a margin account, the Company is required to either obtain additional collateral from the customer or to sell the customer's position if such collateral is not forthcoming. The Company is responsible for any losses on such margin loans, and has agreed to indemnify its clearing broker for losses that the clearing broker may sustain from the customer accounts introduced by the Company. The Company and its clearing broker seek to control the risks associated with customer activities by monitoring required margin levels daily and, pursuant to such guidelines, requiring the customer to deposit additional collateral or to reduce positions when necessary. At September 30, 2006, the Company had $10.9 million in margin credit extended to its customers. The Company believes it is unlikely it will have to make material payments under the indemnification agreement and has not recorded any contingent liability in the Condensed Consolidated Financial Statements.

Contractual Obligations and Commitments

At December 31, 2005, the Company had operating lease obligations aggregating $1,328,000 pursuant to which payments are due as follows: $609,000 in 2006; $277,000 in 2007; $212,000 in 2008; $154,000 in 2009; and $76,000 in 2010. There are no significant changes in such commitments as of September 30, 2006. In addition, the Company had $859,000 due on demand under its line of credit financing with a bank at September 30, 2006.

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

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. It codifies the definitions of fair value included in other authoritative literature; clarifies and, in some cases, expands on the guidance for implementing fair value measurements; and increases the level of disclosure required for fair value measurements. Although SFAS 157 applies to (and amends) the provisions of existing authoritative literature, it does not, of itself, require any new fair value measurements, nor does it establish valuation standards. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. This statement will be effective for the Company's fiscal year beginning January 2008. The Company will evaluate the impact of adopting SFAS 157, but does not expect that it will have a material impact on the Company's consolidated financial position, results of operations or cash flows.

In September 2006, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 ("SAB 108") which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 becomes effective in 2007. Adoption of SAB 108 is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

Inflation and Seasonality

To date, inflation has not had a significant impact on the Company’s operations. The Company’s revenues are not affected by seasonality.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to interest rate change market risk with respect to its credit facility with a financial institution, which is priced based on the prime rate of interest. At September 30, 2006, there was $859,000 outstanding under the credit facility. Changes in the prime interest rate during fiscal 2006 will have a positive or negative effect on the Company's interest expense. Such exposure will increase should the Company maintain higher levels of borrowing during 2006. Assuming debt remains constant, a 1% change in interest rates would not be material to the Company’s interest expense.

The Company has significant positions in stocks and options and receives significant proceeds from the sale of trading securities sold but not yet purchased under the abitrage trading strategy described in Note 4 of Notes to Condensed Consolidated Financial Statements. In connection with the arbitrage trading activity, the Company incurs margin loans. The Company is exposed to interest rate change market risk with respect to these margin loans. Such exposure will increase should the Company maintain higher levels of borrowing. The level of trading in the arbitrage trading account is partially dependent on the value of Track Data common stock pledged by its CEO, and Innodata common stock, which is used as collateral. The market value of such securities is dependent on future market conditions for these companies over which the Company has little or no control. If the stock collateral is not available, the Company will decrease its trading or seek additional collateral.

The Company conducts business through a clearing broker, which settles all trades for the Company, on a fully disclosed basis, on behalf of its customers. The Company earns commissions as an introducing broker for the transactions of its customers. In the normal course of business, the Company's customer activities involve the execution of various customer securities transactions. These activities may expose the Company to off-balance-sheet risk in the event the customer or other broker is unable to fulfill its contracted obligations and the Company has to purchase or sell the financial instrument underlying the obligation at a loss. At September 30, 2006, the Company had $10.9 million in margin credit extended to its customers.

ITEM 4.  CONTROLS AND PROCEDURES

An evaluation has been carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and the operation of our "disclosure controls and procedures" (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2006 (“Evaluation Date”). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, the disclosure controls and procedures are reasonably designed and effective to ensure that (i) information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings. Not Applicable

Item 1a.	Risk Factors. There were no material changes from Risk Factors disclosed in the Company’s Form 10-K for the year ended December 31, 2005.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Total Number
of Shares
		Number of		Purchased as	Maximum Number
		Shares of	Average	Part of	of Shares That May
	Period	Common Stock	Price Paid	Publicly	Yet be Purchased
	Purchased	Purchased	Per Share	Announced Plans	Under the Plans

July, 2006

August, 2006

September, 2006

	Total	None		None	993,501

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

TRACK DATA CORPORATION

Date:	11/10/06	/s/ Barry Hertz

Barry Hertz
Chairman of the Board
Chief Executive Officer

Date:	11/10/06	/s/ Martin Kaye

Martin Kaye
Chief Operating Officer
Principal Financial Officer