Form 10-K
period 2006-12-31
TRACK DATA CORP
filed 2007-03-30
CIK 922811

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2006

☐Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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
☐Yes  ☒No

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
☐Yes ☒No

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
☐Yes ☒No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant's most recently completed second fiscal quarter. Based on the average bid and ask price of the Company's Common Stock on June 30, 2006 of $2.93 per share. $10,598,000.

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

8,392,000 shares of common stock, $.01 par value, as of February 28, 2007.

DOCUMENTS INCORPORATED BY REFERENCE
[SEE INDEX TO EXHIBITS]

TABLE OF CONTENTS

PART I
ITEM 1.	BUSINESS	I-1
ITEM 1A.	RISK FACTORS	I-8
ITEM 1B.	UNRESOLVED STAFF COMMENTS	I-17
ITEM 2.	PROPERTIES	I-17
ITEM 3.	LEGAL PROCEEDINGS	I-17
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	I-18
PART II
ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	II-1
ITEM 6.	SELECTED FINANCIAL DATA	II-2
ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	II-3
ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	II-11
ITEM 8.	FINANCIAL STATEMENTS	II-12
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES	II-35
ITEM 9A.	CONTROLS AND PROCEDURES	II-35
PART III
ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	III-1
ITEM 11.	EXECUTIVE COMPENSATION	III-3
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT	III-8
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	III-9
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	III-10
PART IV
ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K	IV-1

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

The Company is a financial services company that provides real-time financial market data, fundamental research, charting and analytical services to institutional and individual investors through dedicated telecommunication lines and the Internet. The Company also disseminates news and third-party database information from more than 100 sources worldwide. The Company owns Track Data Securities Corp. ("TDSC"), a registered securities broker-dealer and member of the National Association of Securities Dealers, Inc. The Company provides a proprietary, fully integrated Internet-based online trading and market data system, proTrack, for the professional institutional traders, and myTrack and myTrack Pro, for the individual trader. The Company also operates Track ECN, an electronic communications network that enables traders to display and match limit orders for stocks. The Company also engages in arbitrage trading.

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

MarkeTrack

MarkeTrack provides domestic and international market information, dynamically updating quotelines, options and futures displays, real-time spreadsheets, tick-by-tick updating graphics, news services and third-party databases, user-defined screen layouts, access to back-office order and execution services, and over 20 years of graphical price history. It allows users to calculate theoretical values of options and determine the most beneficial investment strategy through calculating returns on alternative investments, including options and futures. Service charges range between $250 and $600 per month per user. MarkeTrack currently serves approximately 950 customers in trading and institutional investment management positions. Customers include floor traders, block traders, market makers, OTC traders, options specialists, head traders, arbitrageurs and hedge fund managers.

proTrack Online Trading

The Company offers proTrack as a direct access state-of-the-art trading system for the professional market. Among many trading features offered by proTrack are point and click equities and options trading, direct access to market makers and Electronic Communications Networks (“ECNs”), hot keys, smart order routing, reserve book, quick modification of existing orders, multiple order types and a wide variety of market data and news. proTrack offers trading through the Company's wholly-owned broker-dealer subsidiary, TDSC, clearing through Penson Financial Services, Inc., and is also available for use by other broker dealers under a service bureau arrangement. Pricing is dependent on trading volume, market data services required and necessary clearing costs.

Electronic Communications Network

TDSC operates an ECN that enables traders to display and match limit orders for stocks. The ECN allows trading of Nasdaq Global Market, Nasdaq Capital Market, Bulletin Board and exchange-listed securities on its platform. In order to set the Track ECN apart from others, the Company has incorporated state-of-the-art trading functionality into the ECN. This functionality is normally available only on sophisticated front-end trading platforms.

Track ECN generally pays subscribers who add liquidity $.0025 per share on a monthly basis and charges $.0026 per share to market participants who take liquidity. With a spread between rebate and charge of $.0001 per share, the Company needs to handle a significant volume to achieve a material financial result. In addition, Track ECN had been dependent on Nasdaq's trading platform to display and execute most of its subscriber orders until October 23, 2006, when Nasdaq fully implemented its new trading platform and pricing that forced Track ECN to operate elsewhere. Track ECN initially moved all its business to the NASDs Alternative Display Facility (ADF). It currently displays orders on the ADF and on the National Stock Exchange (NSX). There has been a significant decline in volume since the move. Regulation NMS which will require best price for Nasdaq stocks has been a major help in Track ECN establishing direct connectivity to major market makers and takers of liquidity. Further, it is anticipated that Track ECN will be able to offer listed business to its subscribers. Until recent regulatory changes, Track ECN was unable to offer its subscribers any payment for adding liquidity in listed stocks. In an effort to keep costs at a minimum, Track ECN became a self-clearing ECN in August 2005. Although TDSC has approval from NASD-R for “clearing” of its Track ECN business, it is a limited approval for it to submit two sided trade data respecting trades which were executed by broker-dealers on the Track ECN. TDSC submits this data to the National Securities Clearing Corporation so that the actual trading counterparties can compare, clear and settle their trades and, except in the case of a rare error, TDSC “drops out” of the clearing process. This effort to "self-clear" was a step to reduce costs of having a third party handle this function.

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

The Company's proTrack service competes primarily with the Redi System offered by Goldman Sachs, Real-Tick offered by Lehman Brothers, Inc. and a proprietary system offered by Lava, Inc. There are also many proprietary systems that offer one-stop trading and limited access to other destinations, as well as many other direct access trading systems.

The Track ECN competes with other ECNs that have substantially greater resources and have been operating for a longer period of time. The Company's competitors, among others, are Archipelago, Nasdaq, DirectEdge and BATS.

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

Internet-Based Online Trading and Market Data Services

The Company offers internet-based online trading and market data services through its myTrack and myTrack Pro products. myTrack and myTrack Pro offer trading of U.S.-based stocks, options and mutual funds, as well as stock index-based futures. The Company has targeted active traders and believes that myTrack and myTrack Pro are well suited to satisfy their requirements. For those traders who are the most active and engage in day trading, the Company's myTrack Pro contains multi windows based features and enhancements that are designed to satisfy the needs of the hyperactive trader community. Equity trades on myTrack Pro are currently offered at 1/2 penny per share; options at $1.00 per contract; and futures at $2.30 per contract. Equity trades on myTrack are currently offered at prices starting at $12.95 per trade, but volume trading rebates can result in trade costs as low as $8.20 per trade. Futures are generally priced at $7.00 per contract.

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

The Company believes its competition consists of large and small brokerage firms, utilizing the Internet to transact retail brokerage business. Among these competitors are E*Trade Group, Inc., Trade Station Group, Inc., Charles Schwab & Co., Inc., Options Express and TD Ameritrade, Inc. The Company also faces competition for customers from full-commission brokerage firms, including Morgan Stanley Dean Witter & Co., Merrill Lynch and Salomon Smith Barney, as well as financial institutions and mutual funds.

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

MATTERS RELATED TO SEGMENTS, OTHER THAN ARBITRAGE TRADING

Securities Regulation

TDSC is a broker-dealer registered with the SEC and NASD and is licensed as a broker-dealer in 50 states.

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

Broker-dealers are subject to regulations covering all aspects of the securities business, including sales methods, trade practices among broker-dealers, use and safekeeping of clients' funds and securities, capital structure, record keeping and the conduct of directors, officers and employees. Because of the number of complaints by online traders, the SEC, NASD and other regulatory organizations may adopt more stringent regulations for online firms and their practices. If the Company fails to comply with any laws, rules or regulations, the Company could be censured, fined, or issued a cease-and-desist order, or TDSC and/or its officers and employees could be suspended or expelled. The operations of TDSC are subject to reviews by regulators within its industry, which include the SEC and the NASD. In the past, certain reviews have resulted in the Company incurring fines and required the Company to change certain of its internal control and operating procedures. Ongoing and future reviews may result in the Company incurring additional fines and changes in its internal control and operating procedures. Management does not expect any ongoing reviews to have a material affect on the Company's financial position or statement of operations.

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

Although TDSC has approval by NASD-R for “clearing” of its Track ECN business, it is a unique and limited approval for it to submit two sided trade data respecting trades which were executed by broker-dealers on the Track ECN. TDSC submits this data to the National Securities Clearing Corporation so that the actual trading counterparties can and do compare, clear and settle their trades and, except in the case of a rare error, TDSC “drops out” of the clearing process. This effort to “self-clear” was a step to reduce costs of having a third party handle this function.

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

As of December 31, 2006, TDSC was required to maintain minimum net capital, in accordance with SEC rules, of approximately $1 million and had total net capital of $4,826,000, or approximately $3,826,000 in excess of minimum net capital requirements.

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

Research and Development

Expenditures for research and development incurred primarily to establish technological feasibility of a product or for product enhancement were approximately $159,000, $210,000 and $238,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

Employees

The Company employed approximately 135 persons on a full-time basis as of December 31, 2006. The Company believes that its relationship with its employees is satisfactory.

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

In connection with the arbitrage trading activity, the Company incurs margin loans. The Company is exposed to interest rate change market risk with respect to these margin loans. The level of trading in the arbitrage trading account is partially dependent on the margin value of Track Data common stock pledged by its Principal Stockholder and former CEO, and Innodata common stock, which is used as collateral. The market value of such securities is dependent on future market conditions for these companies over which the Company has little or no control.

ITEM 1A.  RISK FACTORS

Risks Relating to Owning Our Stock

Market volatility may cause our stock price and the value of your investment to decline.

From January 1, 2004 through December 31, 2006, the price per share of our common stock has ranged from a low of $1.95 to a high of $9.80. The market price of our common stock has been, and is likely to continue to be, highly volatile and subject to wide fluctuations. In the past, volatility in the market price of a company’s securities has often led to securities class action litigation. Such litigation could result in substantial costs to us and divert our attention and resources, which could harm our business. Declines in the market price of our common stock or failure of the market price to increase could also harm our ability to retain key employees, reduce our access to capital and otherwise harm our business.

Broad market and industry factors may adversely affect the market price of our common stock, regardless of our actual operating performance. Factors that could cause fluctuations in our stock price may include, among other things:

·	actual or anticipated variations in quarterly operating results;
·	conditions or trends in our industry, including trading volumes, regulatory changes or changes in the securities marketplace;
·	changes in the market valuations of other companies operating in our industry;
·	announcements by us or our competitors of significant acquisitions, strategic partnerships or divestitures;
·	announcements of investigations or regulatory scrutiny of our operations or lawsuits filed against us;
·	additions or departures of key personnel; and
·	sales of our common stock, including sales of our common stock by our directors and officers.

We cannot assure you that we will be profitable.

Our Professional Market segment revenues from market data services experienced significant declines since 2001 from a combination of staffing reductions in the securities industry, the use by customers of internally developed services, or lower priced services offered by us or other vendors. This trend has continued in 2007. One customer, with monthly revenues of approximately $90,000, cancelled a customized market data service in March, 2007. Despite the addition of new subscribers to Track ECN, the Company has not been able to significantly increase revenues. Profit margins are very low in this business and significant volume is necessary to have an impact on the results of operations. In addition, Track ECN had been dependent on Nasdaq's trading platform to display and execute most of its subscriber orders until October 23, 2006, when Nasdaq fully implemented its new trading platform and pricing that forced Track ECN to operate elsewhere. Track ECN initially moved all its business to the NASDs ADF. It currently displays orders on the ADF and on the NSX. There has been a significant decline in volume since the move. Regulation NMS which will require best price for Nasdaq stocks has been a major help in Track ECN establishing direct connectivity to major market makers and takers of liquidity. Further, it is anticipated that Track ECN will be able to offer listed business to its subscribers. Until recent regulatory changes, Track ECN was unable to offer its subscribers any payment for adding liquidity in listed stocks.

Our Non-Professional Market segment revenues have been inconsistent month to month. The Company is attempting to grow revenues in this segment, principally through marketing alliances and limited advertising to attract new customers, and by offering additional services to existing customers. The Company presently offers trading of U.S. based stocks, options and e-mini futures. Although the Company has recently introduced a new low priced trading application, myTrack Pro, engineered for the hyperactive traders, with a particular focus on options traders, there is no assurance the Company will be successful in marketing such new services.

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

The Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (Revised 2004), Share-Based Payment (“SFAS123(R)”), which among other things requires public companies to expense employee stock options and other share-based payments at their fair value when issued commencing January 1, 2006. No options were issued in 2006. At December 31, 2005, all of our outstanding stock options were fully vested. As such, the adoption of SFAS 123(R) had no effect on net income for the year ended December 31, 2006. We expect that the adoption of this statement may have a material impact on our net income (loss) and earnings per share in future periods, upon the issuance of new awards. As a result of this impact on our financial results, we may be forced to decrease or eliminate employee stock option grants, which could, in turn, have a negative impact on our ability to attract and retain qualified employees.

Our officers, directors and largest stockholder have the ability to control all matters submitted to stockholders for approval and control the issuance of preferred stock.

Our Principal Stockholder may be able to control matters requiring a stockholder vote, such as unsolicited takeovers which may prevent investors from receiving a premium on their shares. As of February 28, 2007, Barry Hertz, who served as the Company’s Chairman and CEO until his resignation on March 16, 2007, directly or indirectly controlled approximately 56% of our shares. He is in a position to control the outcome of matters requiring a stockholder vote, including the election of directors. Such control could have the effect of discouraging, or making more difficult, an unsolicited acquisition of us by means of a tender offer, a proxy contest or otherwise, even though an unsolicited acquisition could have resulted in our stockholders receiving a premium for their shares or be otherwise economically beneficial to them.

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

We face direct competition from numerous online and software-based brokerage firms, including Charles Schwab & Co., Inc., E*TRADE Group, Inc., Options Express, TD Ameritrade, Inc. and TradeStation Group, Inc. We also encounter competition from the broker-dealer affiliates of established full commission brokerage firms, as well as from financial institutions, mutual fund sponsors and other organizations, some of which provide online brokerage services.

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

We expect this kind of exposure to increase with growth in our overall business. Because we indemnify and hold harmless our clearing firms from certain liabilities or claims, the use of margin credit, leverage and short sales may expose us to significant off-balance-sheet risk in the event that collateral requirements are not sufficient to fully cover losses that customers may incur and those customers fail to satisfy their obligations. As of December 31, 2006, we had $11.8 million in margin credit extended to our customers through our clearing firms. The amount of risk to which we are exposed from the leverage we extend to our customers and from short sale transactions by our customers is unlimited and not quantifiable as the risk is dependent upon analysis of a potential significant and undeterminable rise or fall in stock prices.

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

Patents of third parties may have an important bearing on our ability to offer certain of our products and services. Our major competitors as well as other companies and individuals may obtain and may have obtained patents related to the technologies for trading the types of products and providing the services we offer or plan to offer. We cannot assure you that we are or will be aware of all patents containing claims that may pose a risk of infringement by our products and services. In addition, some patent applications in the United States are confidential until a patent is issued and, therefore, we cannot evaluate the extent to which technology concerning our products and services may be covered or asserted to be covered by claims contained in pending patent applications. In general, if one or more of our products or services were found by a court to infringe on patents held by others, we may be required to stop developing or marketing the products or services, to obtain licenses to develop and market the services from the holders of the patents or to redesign the products or services in such a way as to avoid infringing those patents. An adverse ruling arising out of any intellectual property dispute could also subject us to significant liability for damages.

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

Also, protection may not be available for our other intellectual property. Although we have registered trademarks in the United States, there can be no assurance that we will be able to secure significant protection for these marks. It is possible that our competitors will adopt product or service names similar to ours, thereby impeding our ability to build brand identity and possibly leading to customer confusion. Our inability to adequately protect our trademarks could have a material adverse effect on our business, financial condition and operating results.

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

We rely on a number of third parties for various services. These include the services of market makers and exchanges to execute customer orders and other third parties for back-office services and other information necessary to run our business, including transaction summaries, data feeds for compliance and risk management, execution reports and trade confirmations. The stock and option exchange and other third-party content providers provide us with all of the financial information, market news, charts, option and stock quotes, research reports and other fundamental data that we offer to customers. In addition, Track ECN had been dependent on Nasdaq's trading platform to display and execute most of its subscriber orders until October 23, 2006, when Nasdaq fully implemented its new trading platform and pricing that forced Track ECN to operate elsewhere. Track ECN initially moved all its business to the NASDs ADF. It currently displays orders on the ADF and on the NSX. There has been a significant decline in volume since the move.

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

We operate under extensive regulation, which increases our cost of doing business and is a limiting factor on the operations and development of our business. The Securities and Exchange Commission, or SEC, the NASD, the NFA and other self-regulatory organizations, commonly called SROs, and state securities commissions regulate us. Outside the United States, we also may be subject to regulation by securities regulatory authorities in the countries where our customers are located. The securities industry in the United States is subject to extensive regulation covering all aspects of the securities business, including: sales methods; trade practices; use and safekeeping of customer funds and securities; capital structure; record-keeping; financing of customers’ purchases; and conduct of directors, officers and employees.

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

Compliance with the Sarbanes-Oxley Act of 2002 will require substantial financial and management resources and may increase the time and costs.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that we evaluate and report on our system of internal controls for the year ended December 31, 2007 and requires that we have such system of internal controls audited beginning with our Annual Report on Form 10-K for the year ending December 31, 2008. If we fail to maintain the adequacy of our internal controls, we could be subject to regulatory scrutiny, civil or criminal penalties and/or stockholder litigation. Any inability to provide reliable financial reports could harm our business. Section 404 of the Sarbanes-Oxley Act also requires that our independent registered public accounting firm report on management’s evaluation of our system on internal controls. Furthermore, any failure to implement required new or improved controls, or difficulties encountered in the implementation of adequate controls over our financial processes and reporting in the future, could harm our operating results or cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

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

Until October, 2006, Track ECN displayed orders submitted by its subscribers on Nasdaq's trading platform. Broker-dealers could access this liquidity through Nasdaq. Nasdaq was authorized to operate as an exchange and Track ECN was no longer able to operate its business on Nasdaq’s platform. Track ECN currently operates on NASD’s ADF and NSX Blade platforms. This change has resulted in significantly lower revenues in the short term.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS
      Not applicable.

ITEM 2.   PROPERTIES

    The Company’s executive offices are located at 95 Rockwell Place, Brooklyn, NY. These offices are leased from a family partnership controlled by the Company’s Principal Stockholder. The annual rental of approximately 36,000 square feet is approximately $630,000 The lease expired in April, 2006 and rent has since been paid on a month to month basis at the same rate. The Company believes that the terms of this lease are at least as favorable to it as terms which it would have obtained in a comparable transaction with unaffiliated persons.

The Company maintains sales and/or service offices in Brooklyn, NY, Chicago, IL, Los Angeles, CA, San Francisco, CA, Boston, MA, Incline Village, NV, Philadelphia, PA, Boca Raton, FL, and Dallas, TX with aggregate annual rentals of $1,021,000 in 2006. The Company also maintains a full service office in London, England under a lease with annual rental of $38,000 in 2006. These leases expire at various dates through 2010.

The Company's facilities are fully utilized and are suitable and adequate for their purpose.

ITEM 3.  LEGAL PROCEEDINGS

The Company is subject to legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the Company's financial position.

On June 14, 2005, the SEC filed a civil complaint against Barry Hertz, the Company’s Chairman and CEO at that time, in the U.S. District Court for the Eastern District of New York in Brooklyn alleging violations of various provisions of the federal securities laws in connection with certain transactions in Track Data stock owned by others. On March 16, 2007, Mr. Hertz reached a settlement with the SEC regarding these charges. Mr. Hertz consented, without admitting or denying the allegations in the SECs complaint, to a permanent injunction from violations of Section 10(b) and 10b-5 of the Exchange Act and Section 17(a) of the Securities Act of 1933, a two-year bar from serving as an officer or director of a publicly traded company, a two-year bar from association with a broker or dealer, and also agreed to pay approximately $136,000 in disgorgement, interest and civil penalties. On March 16, 2007, Mr. Hertz resigned as Chairman and CEO of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting on November 9, 2006. The results of matters voted at that Meeting are presented below:

Election of Directors:
Nominee	For	Against	Abstain
Abraham Biderman	6,799,873	70,865
Albert Drillick	6,781,013	89,645
E. Bruce Fredrikson	6,699,793	70,865
Barry Hertz	6,759,995	110,663
Martin Kaye	6,780,153	90,505
Philip Ort	6,799,123	71,535
Shaya Sofer	6,800,193	70,465
Stanley Stern	6,776,533	94,105

Appointment of Marcum & Kliegman LLP as Auditors:	6,813,855	38,568	18,235

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's Common Stock is quoted on the Nasdaq Global Market under the symbol "TRAC." On February 28, 2007, there were 263 stockholders of record of the Company's Common Stock based on information provided by the Company's transfer agent. Virtually all of the Company's publicly held shares are held in "street name" and the Company believes the actual number of beneficial holders of its Common Stock to be approximately 8,000.

The following table sets forth the high and low sales prices for the Company's Common Stock as reported on Nasdaq:

	Common Stock
	Sale Price

	High	Low

2005

First Quarter	$5.00	$2.50
Second Quarter	3.21	1.95
Third Quarter	3.41	2.30
Fourth Quarter	3.55	2.70

2006

First Quarter	$3.48	$2.78
Second Quarter	3.18	2.81
Third Quarter	5.00	2.96
Fourth Quarter	4.12	3.44

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

Issuer Purchases of Equity Securities

	Number of		Total Number of	Maximum Number
	Shares of	Average	Shares Purchased as	of Shares That May
Period	Common Stock	Price Paid	Part of Publicly	Yet be Purchased
Purchased	Purchased	Per Share	Announced Plans	Under the Plans

October, 2006

November, 2006

December, 2006				993,501

Total	None		None

On November 1, 2005, the Board of Directors approved a buy back of up to 1,000,000 shares of the Company’s Common Stock in market or private negotiated transactions from time to time.

ITEM 6.  SELECTED FINANCIAL DATA

Year Ended December 31,	2006	2005	2004	2003	2002
	(in thousands, except earnings and dividends per share)
SERVICE FEES AND REVENUE
Market Data Services	$21,474	$23,175	$26,308	$29,988	$38,434
ECN Services	13,375	6,911	5,050	2,003	9,087
Broker-Dealer Commissions (includes
$89 in 2006 from related party)	7,137	6,008	8,735	8,890	9,667

Total	41,986	36,094	40,093	40,881	57,188

COSTS, EXPENSES AND OTHER:
Direct operating costs	30,465	25,002	23,544	23,201	31,309
Selling and administrative expenses	10,986	12,485	13,815	14,515	18,767
Rent expense - related party	630	623	600	583	540
Marketing and advertising	200	274	414	394	659
(Gain) write off of investments in private companies	-	(412)	-	-	716
Gain on arbitrage trading	(1,013)	(819)	(1,512)	(1,891)	(445)
Gain on marketable securities-Innodata and Edgar Online	(1,777)	(1,067)	(5,887)	(624)	(124)
Interest (income) expense - net	(84)	223	305	107	657

Total	39,407	36,309	31,279	36,285	52,079

INCOME (LOSS) BEFORE INCOME TAXES	2,579	(215)	8,814	4,596	5,109

INCOME TAX EXPENSE (BENEFIT)	1,030	(178)	3,614	1,750	2,118

NET INCOME (LOSS)	$1,549	$(37)	$5,200	$2,846	$2,991

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE	$.18	$(.00)	$.53	$.29	$.28

DIVIDENDS PER SHARE	$.00	$.00	$.05	$.05	$.00

WEIGHTED AVERAGE SHARES OUTSTANDING	8,382	9,221	9,732	9,942	10,525

ADJUSTED DILUTIVE SHARES OUTSTANDING	8,401	9,221	9,740	9,960	10,580

December 31,	2006	2005	2004	2003	2002
	(in thousands)

TOTAL ASSETS	$34,848	$36,207	$69,438	$73,498	$46,416
TOTAL LIABILITIES	12,415	14,658	42,570	49,693	26,809
STOCKHOLDERS’ EQUITY	22,433	21,549	26,868	23,805	19,607

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business

Track Data Corporation (the "Company") is a financial services company that provides real-time financial market data, fundamental research, charting and analytical services to institutional and individual investors through dedicated telecommunication lines and the Internet. The Company also disseminates news and third-party database information from more than 100 sources worldwide. The Company owns TDSC, a registered securities broker-dealer and member of the National Association of Securities Dealers, Inc. The Company provides a proprietary, fully integrated Internet-based online trading and market data system, proTrack, for the professional institutional traders, and myTrack and myTrack Pro, for the individual trader. The Company also operates Track ECN, an electronic communications network that enables traders to display and match limit orders for stocks. The Company's operations are classified in three business segments: (1) Professional Market -- Market data services and trading, including ECN services, to the institutional professional investment community, (2) Non-Professional Market -- Internet-based online trading and market data services to the non-professional individual investor community, and (3) Arbitrage trading.

Relevant Factors

The Company's Professional Market segment revenues experienced significant declines since 2001 from a combination of staffing reductions in the securities industry, the use by customers of internally developed services, or lower priced services offered by the Company or other vendors. This trend has continued into 2007. One customer, with monthly revenues of approximately $90,000, cancelled a customized market data service in March, 2007. Despite the addition of new subscribers to Track ECN, the Company has not been able to significantly increase revenues. Profit margins are very low in this business and significant volume is necessary to have an impact on the results of operations. Until October, 2006, Track ECN displayed orders submitted by its subscribers on Nasdaq's trading platform. Broker-dealers could access this liquidity through Nasdaq. Nasdaq was authorized to operate as an exchange and Track ECN was no longer able to operate its business on Nasdaq’s platform. Track ECN currently operates on NASD’s ADF and NSX Blade platforms. This change has resulted in significantly lower revenues. The Company commenced self-clearing of its ECN business at the end of the third quarter of 2006 in an effort to decrease costs associated with ECN revenues. Although TDSC has approval from NASD-R for “clearing” of its Track ECN business, it is a limited approval for it to submit two sided trade data respecting trades which were executed by broker-dealers on the Track ECN. TDSC submits this data to the National Securities Clearing Corporation so that the actual trading counterparties can compare, clear and settle their trades and, except in the case of a rare error, TDSC “drops out” of the clearing process. This effort to "self-clear" was a step to reduce costs of having a third party handle this function.

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

In connection with the arbitrage trading activity, the Company incurs margin loans. The Company is exposed to interest rate change market risk with respect to these margin loans. The level of trading in the arbitrage trading account is partially dependent on the margin value of Track Data common stock pledged by its Principal Stockholder and Innodata common stock, which is used as collateral. The market value of such securities is dependent on future market conditions for these companies over which the Company has little or no control.

Results of Operations

Years ended December 31, 2006 and 2005

Revenues for the years ended December 31, 2006 and 2005 were $41,986,000 and $36,094,000, respectively, an increase of 16%. The Company’s Professional Market segment had revenues for the years ended December 31, 2006 and 2005 of $29,642,000 and $24,419,000, respectively, an increase of 21% for this segment. The Company’s Non-Professional Market segment had revenues of $12,344,000 and $11,675,000, respectively, for the years ended December 31, 2006 and 2005, an increase of 6% for this segment. The increase in revenues was attributable to the Company’s Track ECN which increased from $6,911,000 to $13,375,000; however, ECN revenues have low margins compared to higher margins lost from reduced market data services. Track ECN has recently been successful in attracting new subscribers. Until October, 2006, Track ECN displayed orders submitted by its subscribers on Nasdaq's trading platform. Broker-dealers could access this liquidity through Nasdaq. Nasdaq was authorized to operate as an exchange and Track ECN was no longer able to operate its business on Nasdaq’s platform. Track ECN currently operates on NASD’s ADF and NSX Blade platforms. This change has resulted in significantly lower ECN revenues since November, 2006. Management believes that ECN revenues will grow again in the future on the new platforms. Since 2001, the Company has experienced a decline in revenues from its market data services to the Professional Market segment due principally to staffing reductions in the securities industry, the use by customers of internally developed services, or lower priced services that are offered by the Company or other vendors. This trend has continued in 2007, negatively impacting revenues and profits. One customer, with monthly revenues of approximately $90,000, cancelled a customized market data service in March, 2007.

Direct operating costs were $30,465,000 for the year ended December 31, 2006 and $25,002,000 for the similar period in 2005, an increase of 22%. Direct operating costs as a percentage of revenues were 73% in 2006 and 69% in 2005. Without giving effect to unallocated depreciation, amortization expense and costs directly allocated to the Arbitrage segment, the Company’s Professional Market segment had $23,153,000 and $18,161,000 of direct costs for the years ended December 31, 2006 and 2005, respectively, an increase of 27%. Direct operating costs as a percentage of revenues for the Professional segment were 78% in 2006 and 74% in 2005. The significant dollar and percentage increase was principally due to costs from ECN customer commissions associated with the increased ECN revenues, which have minimal gross margins replacing the higher gross margins, lost to the reduced market data revenues. The Company commenced self-clearing of its ECN operations at the end of the third quarter of 2005 which has since reduced clearing costs. The Professional Market segment includes a credit in 2005 of $370,000 for telecommunication costs recognized in prior periods. The Company’s Non-Professional Market segment had $6,542,000 and $6,026,000 in direct costs for the years ended December 31, 2006 and 2005, respectively, an increase of 9%. Direct operating costs as a percentage of revenues for the Non-Professional segment were 53% in 2006 and 52% in 2005. Certain direct operating costs are allocated to each segment based on revenues. Direct operating costs include direct payroll, direct telecommunication costs, computer supplies, depreciation, equipment lease expense and the amortization of software development costs, costs of clearing, back office payroll and other direct broker-dealer expenses and ECN customer commissions and clearing.

Selling and administrative expenses were $10,986,000 and $12,485,000 in the 2006 and 2005 periods, respectively, a decrease of 12%. Selling and administrative expenses as a percentage of revenues were 26% in 2006 and 35% in 2005. The decrease in dollars and percentages is due to reduced payroll and professional fees. Without giving effect to unallocated depreciation, amortization expense and costs directly allocated to the Arbitrage segment, selling and administrative expenses for the Professional Market segment were $7,788,000 and $8,353,000 in the 2006 and 2005 periods, respectively, a decrease of 7%. For the Professional Market segment selling and administrative expenses as a percentage of revenues were 26% in 2006 and 34% in 2005. The decline in dollars and percentage includes a reversal of a judgment on sales taxes assessed of $245,000. Selling and administrative expenses for the Non-Professional segment were $3,098,000 and $3,991,000 in the 2006 and 2005 periods, respectively, a decrease of 22%. For the Non-Professional segment selling and administrative expense as a percentage of revenue was 25% in 2006 and 34% in 2005. The decrease in selling and administrative expenses was due principally to reduced allocations of shared expenses due to reduced revenues. Certain selling and administrative expenses are allocated to each segment based on revenues.

Rent costs to related parties was $630,000 in 2006 and $623,000 in 2005. The Professional Market segment incurred rent costs of $454,000 in 2006 and $421,000 in 2005. The Non-Professional segment incurred rent costs of $176,000 in 2006 and $202,000 in 2005.

Marketing and advertising costs were $200,000 in 2006 and $274,000 in 2005. The Professional Market segment incurred costs of $86,000 in 2006 and $226,000 in 2005. The Non-Professional segment incurred marketing costs of $114,000 in 2006 and $48,000 in 2005.

The Professional Market segment realized a loss of $1,829,000 in 2006 compared to a loss of $2,742,000 before unallocated amounts and income taxes in 2005. The Non-Professional Market segment realized income of $2,404,000 in 2006 and $1,409,000 in 2005 before unallocated amounts and income taxes. The Arbitrage segment realized income of $843,000 in 2006 compared to $406,000 in 2005 before unallocated amounts and income taxes.

In 2006 and 2005, the Company recognized gains of $1,777,000 and $1,067,000, respectively, from the sale of shares of Innodata and Edgar Online common stock.

In 2005, the Company realized a gain of $512,000 from the sale of an investment in a private company, offset by a $100,000 impairment charge on an investment in another private company.

Net interest income in 2006 was $84,000 compared to net interest expense of $223,000 in 2005. The decrease in interest expense in 2006 is due principally to reduced levels of margin debt in connection with the Company's arbitrage trading program.

As a result of the above-mentioned factors, the Company realized income before income taxes of $2,579,000 in the 2006 period compared to a loss before income taxes of $215,000 in the 2005 period.

The Company's effective tax rate was 40% in 2006 and (83)% in 2005. The unusually high rate in 2005 was due to a reversal of an over estimate of state income taxes in 2004 related to state apportionments.

The Company realized net income of $1,549,000 in 2006 compared to a net loss of $37,000 in 2005.

Years ended December 31, 2005 and 2004

Revenues for the years ended December 31, 2005 and 2004 were $36,094,000 and $40,093,000, respectively, a decrease of 10%. The Company’s Professional Market segment had revenues for the years ended December 31, 2005 and 2004 of $24,419,000 and $25,124,000, respectively, a decrease of 3% for this segment. The Company’s Non-Professional Market segment had revenues of $11,675,000 and $14,969,000, respectively, for the years ended December 31, 2005 and 2004, a decrease of 22% for this segment. Since 2001, the Company has experienced a decline in revenues from its market data services to the Professional Market segment due principally to staffing reductions in the securities industry, the use by customers of internally developed services, or lower priced services that are offered by the Company or other vendors. Increased revenues from the Company’s Track ECN and its Newsware division mostly offset the decline in market data revenues; however, these increased revenues did not offset the reduction in profits due to the low margins realized on increased ECN revenues compared to higher margins lost from reduced market data services. In the Non-Professional Market segment, the Company experienced a decline in the number of customers actively trading and, accordingly, reduced revenues due to significantly lower trading volumes and market data revenues.

Direct operating costs were $25,002,000 for the year ended December 31, 2005 and $23,544,000 for the similar period in 2004, an increase of 6%. Direct operating costs as a percentage of revenues were 69% in 2005 and 59% in 2004. Without giving effect to unallocated depreciation, amortization expense and costs directly allocated to the Arbitrage segment, the Company’s Professional Market segment had $18,161,000 and $15,081,000 of direct costs for the years ended December 31, 2005 and 2004, respectively, an increase of 20%. Direct operating costs as a percentage of revenues for the Professional segment were 74% in 2005 and 60% in 2004. The significant dollar and percentage increase was principally due to costs associated with the increased ECN revenues which have minimal gross margins replacing the higher gross margins lost to the reduced market data revenues. The Professional Market segment includes a credit in 2005 of $370,000 for telecommunication costs recognized in prior periods. The Company’s Non-Professional Market segment had $6,026,000 and $7,491,000 in direct costs for the years ended December 31, 2005 and 2004, respectively, a decrease of 20%. Direct operating costs as a percentage of revenues for the Non-Professional segment were 52% in 2005 and 50% in 2004. The dollar decline was principally due to the decreased revenues. Certain direct operating costs are allocated to each segment based on revenues.

Selling and administrative expenses were $12,485,000 and $13,815,000 in the 2005 and 2004 periods, respectively, a decrease of 10%. Selling and administrative expenses as a percentage of revenues was 35% in 2005 and 2004. Without giving effect to unallocated depreciation, amortization expense and costs directly allocated to the Arbitrage segment, selling and administrative expenses for the Professional Market segment were $8,353,000 and $8,843,000 in the 2005 and 2004 periods, respectively, a decrease of 6%. For the Professional Market segment selling and administrative expenses as a percentage of revenues was 34% in 2005 and 35% in 2004. The decline in dollars and percentage includes a reversal of a judgment on sales taxes assessed of $245,000. Selling and administrative expenses for the Non-Professional segment were $3,991,000 and $4,622,000 in the 2005 and 2004 periods, respectively, a decrease of 14%. For the Non-Professional segment selling and administrative expense as a percentage of revenue was 34% in 2005 and 31% in 2004. The decrease in selling and administrative expenses was due principally to reduced allocations of shared expenses due to reduced revenues. Certain selling and administrative expenses are allocated to each segment based on revenues.

Rent costs to related parties was $623,000 in 2005 and $600,000 in 2004. The Professional Market segment spent $421,000 in 2005 and $376,000 in 2004. The Non-Professional segment incurred rent costs of $202,000 in 2005 and $224,000 in 2004.

Marketing and advertising costs were $274,000 in 2005 and $414,000 in 2004. The Professional Market segment spent $226,000 in 2005 and $369,000 in 2004. The Non-Professional segment incurred marketing costs of $48,000 in 2005 and $45,000 in 2004.

The Professional Market segment realized a loss of $2,742,000 in 2005 compared to income of $455,000 before unallocated amounts and income taxes in 2004. The Non-Professional Market segment realized income of $1,409,000 in 2005 and $2,588,000 in 2004 before unallocated amounts and income taxes. The Arbitrage segment realized income of $406,000 in 2005 compared to $933,000 in 2004 before unallocated amounts and income taxes.

In 2005 and 2004, the Company recognized gains of $1,067,000 and $5,887,000, respectively, from the sale of shares of Innodata and Edgar Online common stock.

In 2005, the Company realized a gain of $512,000 from the sale of an investment in a private company, offset by a $100,000 impairment charge on an investment in another private company.

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

Liquidity and Capital Resources

During the year ended December 31, 2006, cash provided by operating activities was $1,308,000 compared to cash used in operating activities of $656,000 in 2005. The increase in 2006 was principally due to increased income from operations. Cash flows provided by investing activities in 2006 was $606,000 compared to $789,000 in 2005. Cash flows provided by financing activities was $130,000 in 2006, and cash flows used in financing activities was $2,473,000 in 2005. The decrease was due to significantly reduced purchases of treasury stock in 2006.

The Company has a line of credit with a bank up to a maximum of $3 million. The line is collateralized by the assets of the Company and is guaranteed by its Principal Stockholder. Interest is charged at 1.75% above the bank’s prime rate and is due on demand. The Company may borrow up to 80% of eligible market data service receivables as defined, and is required to maintain a compensating balance of 10% of the outstanding loans. At December 31, 2006, the Company had borrowings of $987,000 under the line. Borrowings available on the line of credit at December 31, 2006 were $6,000 based on these formulas.

The Company has significant positions in stocks and options and receives significant proceeds from the sale of trading securities sold but not yet purchased under the arbitrage trading strategy described in Note C of Notes to Consolidated Financial Statements. The Company expects that its December 31, 2006 positions will be closed during the first quarter of 2007 and that other positions with the same strategy will be established. The level of trading activity is partially dependent on the value of the shares of Track Data pledged by its Principal Stockholder and Innodata common stock that is held as collateral.

The Company purchased 1,247,000 shares of its common stock in 2005 at a cost of $3,676,000. The purchases were paid with cash that was part of the total capital used in Arbitrage trading. In November, 2005, the Board authorized the purchase of up to 1 million shares from time to time in market purchases or in negotiated transactions. Since that authorization, the Company purchased 6,000 shares of its common stock in 2006 at a cost of $20,000. No major capital expenditures are anticipated beyond the normal replacement of equipment and additional equipment to meet customer requirements. The Company believes that borrowings available under the Company’s line of credit, its present cash position, including cash available in its Arbitrage trading, and any cash that may be generated from operations are sufficient for the Company’s cash requirements for the next 12 months.

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

In connection with an acquisition of a 15% interest in SFB Market Systems, Inc, the Company may be required to pay up to an additional $80,000 in the event SFB achieves certain sales projections.

The Company is subject to legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the Company's financial position.

Off Balance Sheet Risk

In connection with the Company's broker-dealer operations, certain customer securities activities are transacted on a margin basis. The Company's clearing broker extends credit to the Company's customers, subject to various regulatory margin requirements, collateralized by cash and securities in the customers' accounts. In the event of a decline in the market value of the securities in a margin account, the Company is required to either obtain additional collateral from the customer or to sell the customer's position if such collateral is not forthcoming. The Company is responsible for any losses on such margin loans, and has agreed to indemnify its clearing broker for losses that the clearing broker may sustain from the customer accounts introduced by the Company. The Company and its clearing broker seek to control the risks associated with customer activities by monitoring required margin levels daily and, pursuant to such guidelines, requiring the customer to deposit additional collateral or to reduce positions when necessary. At December 31, 2006, the Company had $11.8 million in margin credit extended to its customers. The Company believes it is unlikely it will have to make material payments under the indemnification agreement and has not recorded any contingent liability in the Consolidated Financial Statements.

Contractual Obligations and Commitments

December 31, 2006
		Payment due by Period

Contractual Obligations	Total	Less than 1 year	1-3 Years	3-5 Years

Operating Lease Obligation	$818,000	$346,000	$396,000	$76,000
Demand Credit Line Financing	987,000	987,000	-	-

Total	$1,805,000	$1,333,000	$396,000	$76,000

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

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes- an Interpretation of FASB Statement No. 109” (the “Interpretation”). The Interpretation establishes for all entities a minimum threshold for financial statement recognition of the benefit or tax positions, and requires certain expanded disclosures. The Interpretation is effective for fiscal years beginning after December 31, 2006, and is to be applied to all open tax years as of the date of effectiveness. The Company is in the process of evaluating the impact of the application of the Interpretation on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. It codifies the definitions of fair value included in other authoritative literature; clarifies and, in some cases, expands on the guidance for implementing fair value measurements; and increases the level of disclosure required for fair value measurements. Although SFAS 157 applies to (and amends) the provisions of existing authoritative literature, it does not, of itself, require any new fair value measurements, nor does it establish valuation standards. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. This statement will be effective for the Company's fiscal year beginning January 2008. We will evaluate the impact of adopting SFAS 157 but do not expect that it will have a material impact on the Company's consolidated financial position, results of operations or cash flows.

In September 2006, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 ("SAB 108") which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 became effective in 2006 and did not have a material impact on the Company's consolidated financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115 ("SFAS No. 159"). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. The fair value option established by SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method, is irrevocable (unless a new election date occurs), and is applied only to entire instruments and not to portions of instruments. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157. The Company has not completed its review of the new guidance.

Inflation and Seasonality

To date, inflation has not had a significant impact on the Company’s operations. The Company’s revenues are not affected by seasonality.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to interest rate change market risk with respect to its credit facility with a financial institution, which is priced based on the prime rate of interest. At December 31, 2006, there was $987,000 outstanding under the credit facility. Changes in the prime interest rate during fiscal 2007 will have a positive or negative effect on the Company's interest expense. Such exposure will increase should the Company maintain higher levels of borrowing during 2007. Assuming debt remains constant, a 1% change in interest rates would not be material to the Company’s interest expense.

The Company has significant positions in stocks and options and receives significant proceeds from the sale of trading securities sold but not yet purchased under the arbitrage trading strategy described in Note C of Notes to Consolidated Financial Statements. In connection with the arbitrage trading activity, the Company incurs margin loans. The Company is exposed to interest rate change market risk with respect to these margin loans. Such exposure will increase should the Company maintain higher levels of borrowing. The level of trading in the arbitrage trading account is partially dependent on the value of the Company’s common stock pledged by its Principal Stockholder and Innodata common stock, which is used as collateral. The market value of such securities is dependent on future market conditions for these companies over which the Company has little or no control. If the stock collateral is not available, the Company will decrease its trading or seek additional collateral.

The Company conducts business through a clearing broker, which settles all trades for the Company, on a fully disclosed basis, on behalf of its customers. The Company earns commissions as an introducing broker for the transactions of its customers. In the normal course of business, the Company's customer activities involve the execution of various customer securities transactions. These activities may expose the Company to off-balance-sheet risk in the event the customer or other broker is unable to fulfill its contracted obligations and the Company has to purchase or sell the financial instrument underlying the obligation at a loss. At December 31, 2006, the Company had $11.8 million in margin credit extended to its customers.

ITEM 8. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the Board of Directors
and Stockholders of Track Data Corporation

We have audited the accompanying consolidated balance sheets of Track Data Corporation and Subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income (loss) and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Track Data Corporation and Subsidiaries as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended in conformity with United States generally accepted accounting principles.

/S/ Marcum & Kliegman LLP

Melville, New York
March 21, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Track Data Corporation

We have audited the accompanying consolidated statements of income, stockholders' equity and comprehensive income, and cash flows of Track Data Corporation and subsidiaries (the “Company”) for the year ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the statements of income, stockholders’ equity and comprehensive income, and cash flows are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the statements of income, stockholders’ equity and comprehensive income, and cash flow assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall statement of operations and cash flow presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows referred to above present fairly, in all material respects, the results of their operations and their cash flows for the year ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

/S/ Grant Thornton LLP

New York, New York
March 16, 2005

Track Data Corporation and Subsidiaries
Consolidated Balance Sheets
December 31, 2006 and 2005
(in thousands, except share data)

	2006	2005

ASSETS

CASH AND EQUIVALENTS	$6,508	$4,469

ACCOUNTS RECEIVABLE - net of allowance for doubtful
accounts of $326 in 2006 and $302 in 2005	1,277	1,950

DUE FROM CLEARING BROKER	495	154

DUE FROM BROKER	12,962	15,591

MARKETABLE SECURITIES	8,757	9,492

FIXED ASSETS - at cost (net of accumulated depreciation)	1,998	1,701

EXCESS OF COST OVER NET ASSETS ACQUIRED - net	1,900	1,900

OTHER ASSETS	951	950

TOTAL	$34,848	$36,207

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Accounts payable and accrued expenses	$3,928	$3,707
Note payable - bank	987	1,137
Trading securities sold, but not yet purchased	6,102	8,223
Net deferred income tax liabilities	528	959
Other liabilities	870	632

Total liabilities	12,415	14,658

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock - $.01 par value; 60,000,000 shares
authorized; issued and outstanding -8,392,000 shares
in 2006 and 8,380,000 shares in 2005	84	84
Additional paid-in capital	10,183	10,136
Retained earnings	11,923	10,374
Accumulated other comprehensive income	243	955

Total stockholders’ equity	22,433	21,549

TOTAL	$34,848	$36,207

See notes to consolidated financial statements

Track Data Corporation and Subsidiaries
Consolidated Statements of Operations
Years Ended December 31, 2006, 2005 and 2004
(in thousands, except earnings and dividends per share)

	2006	2005	2004
SERVICE FEES AND REVENUE
Market Data Services	$21,474	$23,175	$26,308
ECN Services	13,375	6,911	5,050
Broker Dealer Commissions (includes $89 in 2006 from related party)	7,137	6,008	8,735

Total	41,986	36,094	40,093

COSTS, EXPENSES AND OTHER:
Direct operating costs (includes depreciation and amortization
of $559, $614 and $766 in 2006, 2005 and 2004, respectively)	30,465	25,002	23,544
Selling and administrative expenses (includes depreciation and amortization of $100, $141 and $287 in 2006, 2005
and 2004, respectively)	10,986	12,485	13,815
Rent expense - related party	630	623	600
Marketing and advertising	200	274	414
Gain on arbitrage trading	(1,013)	(819)	(1,512)
Gain on sale of marketable securities - Innodata and Edgar Online	(1,777)	(1,067)	(5,887)
Net gain on sale of investment in private companies	-	(412)	-
Interest income	(430)	(241)	-
Interest expense	346	464	305

Total	39,407	36,309	31,279

INCOME (LOSS) BEFORE INCOME TAXES	2,579	(215)	8,814

INCOME TAX EXPENSE (BENEFIT)	1,030	(178)	3,614

NET INCOME (LOSS)	$1,549	$(37)	$5,200

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE	$.18	$(.00)	$.53

DIVIDENDS PER SHARE	$.00	$.00	$.05

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	8,382	9,221	9,732

ADJUSTED DILUTIVE SHARES OUTSTANDING	8,401	9,221	9,740

See notes to consolidated financial statements

Track Data Corporation and Subsidiaries
Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)
Years Ended December 31, 2006, 2005 and 2004
(in thousands)

					Accumulated		Compre-
	Number		Additional		Other	Stock-	hensive
	of	Common	Paid-in	Retained	Comprehensive	holders’	Income
	Shares	Stock	Capital	Earnings	Income	Equity	(Loss)

BALANCE, JANUARY 1, 2004	9,800	$98	$14,544	$5,701	$3,462	$23,805

Net income				5,200		5,200	$5,200

Stock options exercised			11			11

Dividends paid				(490)		(490)

Purchase and retirement of treasury stock	(173)	(2)	(804)			(806)

Tax effect of stock options exercised			35			35

Reclassification adjustment for gain
on marketable securities - net of taxes					(2,176)	(2,176)	(2,176)

Unrealized gain on marketable securities -
net of taxes					1,289	1,289	1,289

Comprehensive income							$4,313

BALANCE, DECEMBER 31, 2004	9,627	96	13,786	10,411	2,575	26,868

Net loss				(37)		(37)	$(37)

Purchase and retirement of treasury stock	(1,247)	(12)	(3,664)			(3,676)

Tax effect on distribution of
phantom shares			14			14

Reclassification adjustment for gain
on marketable securities - net of taxes					(472)	(472)	(472)

Unrealized loss on marketable securities -
net of taxes					(1,148)	(1,148)	(1,148)

Comprehensive loss							$(1,657)

BALANCE, DECEMBER 31, 2005	8,380	84	10,136	10,374	955	21,549

Net income				1,549		1,549	$1,549

Exercise of stock options	18		56			56

Purchase and retirement of treasury stock	(6)		(20)			(20)

Tax effect of stock options exercised			11			11

Reclassification adjustment for gain
on marketable securities - net of taxes					(946)	(946)	(946)

Unrealized gain on marketable securities -
net of taxes					234	234	234

Comprehensive income							$837

BALANCE, DECEMBER 31, 2006	8,392	$84	$10,183	$11,923	$243	$22,433

See notes to consolidated financial statements

Track Data Corporation and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31, 2006, 2005 and 2004
(in thousands)
	2006	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,549	$(37)	$5,200
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation and amortization	659	755	1,053
Deferred taxes	43	(13)	168
Provision for doubtful accounts	33	-	-
Tax effect of phantom shares and stock options exercised	(11)	14	35
Net gain on sale of investment in private companies	-	(412)	-
Loss on sale of fixed assets	-	51	-
Gain on sale of Innodata and Edgar Online common stock	(1,777)	(1,067)	(5,887)
Changes in operating assets and liabilities:
Accounts receivable and due from clearing broker	299	325	(783)
Due from broker	2,629	20,160	1,390
Marketable securities	(462)	7,916	(1,295)
Other assets	306	137	296
Accounts payable and accrued expenses	221	(1,006)	712
Trading securities sold, but not yet purchased	(2,121)	(25,392)	(7,381)
Other liabilities	(60)	(2,087)	343

Net cash provided by (used in) operating activities	1,308	(656)	(6,149)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(1,031)	(726)	(683)
Investment in private companies	(150)	(100)	-
Proceeds from sale of fixed assets	-	8	-
Proceeds from sale of investment in private company	-	522	-
Proceeds from sale of Innodata and Edgar Online common stock	1,787	1,085	6,978

Net cash provided by investing activities	606	789	6,295

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (payments) proceeds on note payable - bank	(150)	1,137	-
Net payments on notes payable - other	-	-	(494)
Net proceeds on loans from employees	233	66	154
Dividends paid	-	-	(490)
Proceeds from exercise of stock options and warrants	56	-	11
Excess tax benefit from exercise of stock options	11	-	-
Purchase of treasury stock	(20)	(3,676)	(806)

Net cash provided by (used in) financing activities	130	(2,473)	(1,625)

EFFECT OF EXCHANGE RATE DIFFERENCES ON CASH	(5)	(9)	(18)

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	2,039	(2,349)	(1,497)

CASH AND EQUIVALENTS, BEGINNING OF YEAR	4,469	6,818	8,315

CASH AND EQUIVALENTS, END OF YEAR	$6,508	$4,469	$6,818

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for: Interest	$346	$465	$535
Income taxes	708	1,943	3,135

See notes to consolidated financial statements

Track Data Corporation and Subsidiaries
Notes To Consolidated Financial Statements
Years Ended December 31, 2006, 2005 and 2004

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

Cash and Cash Equivalents--For financial statement purposes (including cash flows), the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less and money market funds to be cash equivalents. The Company has cash balances in banks in excess of the maximum amount insured by the FDIC as of December 31, 2006.

Accounts Receivable--Accounts receivable, principally trade, are generally due within 30 days and are stated at amounts due from customers net of an allowance for doubtful accounts. The Company continuously monitors agings, collections and payments from customers and a provision for estimated credit losses is maintained based upon its historical experience and any specific customer collection issues that have been identified. While such credit losses have historically been within the Company’s expectation and the provisions established, the Company cannot guarantee that the same credit loss rates will be experienced in the future. The Company writes off accounts receivable when they become uncollectible. The Company’s allowance for doubtful accounts was $326,000 and $302,000 at December 31, 2006 and 2005, respectively. There have been no significant write offs during the three years ended December 31, 2006.

Marketable Securities--The Company accounts for securities owned in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." SFAS 115 requires investments in debt and equity securities to be classified as either "held to maturity," "trading," or "available for sale." The accounting treatment for unrealized gains and losses on those securities is then determined by the classification chosen. Arbitrage trading securities transactions, consisting of stocks and options, are recorded on a trade-date basis. Securities are valued at quoted market value. The resulting difference between cost and market (or fair value) is included in “gain on arbitrage trading.” Securities sold, but not yet purchased, consist of trading securities at market values. The difference between the proceeds received from securities sold short and the current market value is included in gain on arbitrage trading. Securities available for sale are carried at fair value, with unrealized gains and losses, net of deferred taxes, reported as comprehensive income (loss), a separate component of stockholders' equity, and realized gains and losses, determined on a specific identification basis, are included in earnings. The Company reviews these holdings on a regular basis to evaluate whether or not each security has experienced an other-than-temporary decline in fair value. If the Company believes that an other-than-temporary decline exists in the marketable securities, the equity investments are written down to market value and an investment loss is recorded in the consolidated statement of operations.

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

Software and Database Costs--Certain costs of internally developed software are capitalized and are amortized at the greater of the ratio that current gross revenues bear to the total of current and anticipated future gross revenues or the straight-line method, generally five years. Other software costs are amortized on a straight-line basis over their estimated useful lives, generally five years. Costs incurred for internal use software in the preliminary project stage and for application maintenance are expensed. Costs incurred for application development are capitalized. Most costs are incurred for upgrades and enhancements that are constantly upgraded and changed with useful lives of less than one year. Accordingly, these costs are expensed as incurred. No development costs have been capitalized during the three years ended December 31, 2006. Software and database costs, net of accumulated amortization, at December 31, 2006 and 2005 of $15,000 and $7,000, respectively, was included in other assets. Database costs are amortized on a straight-line basis over their estimated useful lives of ten years. Amortization expense for the years ended December 31, 2006, 2005 and 2004 was approximately $4,000, $4,000 and $18,000, respectively. At each balance sheet date, the unamortized capitalized costs of a computer software product is compared to the net realizable value of that product. The amount by which the unamortized capitalized costs of a computer software product exceed the net realizable value of that asset is written off. The net realizable value is the estimated future gross revenues from that product reduced by the estimated future costs of completing and disposing of that product, including the costs of performing maintenance and customer support required to satisfy the enterprise’s responsibility set forth at the time of sale. The reduced amount of capitalized computer software costs that have been written down to net realizable value at the close of an annual fiscal period shall be considered to be the costs for subsequent accounting purposes, and the amount of the write-down shall not be subsequently restored.

Long-lived Assets--In accordance with SFAS 142, "Goodwill and Other Intangible Assets," all intangible assets acquired that are obtained through contractual or legal right, or are capable of being separately sold, transferred, licensed, rented or exchanged shall be recognized as an asset apart from goodwill. Goodwill and intangibles with indefinite lives are not subject to amortization, but are subject to at least an annual assessment for impairment by applying a fair value based test. The excess of the purchase price of acquired businesses over the fair value of net assets ("goodwill") on the dates of acquisition amounts to $1,900,000, net of accumulated amortization of $2,494,000 as of December 31, 2006 and 2005.

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

Foreign Currency Translation--The Company has a division which operates in a foreign country for which the functional currency is not U.S. dollars. Balance sheet accounts are translated at the exchange rates in effect at December 31, 2006 and 2005, and the income statement accounts are translated at the weighted average rates prevailing during the years ended December 31, 2006, 2005 and 2004. Unrealized foreign exchange gains and losses resulting from this translation are insignificant.

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

Research and Development--The Company charges all costs incurred to establish the technological feasibility of a product or product enhancement to research and development expense. Research and development expenses, included in direct operating costs, were approximately $159,000, $210,000 and $238,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

Marketing and Advertising--Marketing and advertising costs are charged to expense when incurred. Marketing and advertising costs were approximately $200,000, $274,000 and $414,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

Segment Reporting--The Company uses the "management approach" as defined by SFAS 131, "Disclosures about Segments of an Enterprise and Related Information" for its segment reporting. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the disclosures about products and services, geographic areas, and major customers.

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

Accounting for Stock Options--SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," requires disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income (loss) and per share amounts in annual and interim financial statements. At December 31, 2006, the Company has seven stock-based employee compensation plans, which are described more fully in Note J. Until December 31, 2005, the Company accounted for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations. No stock-based employee compensation cost is reflected in the statement of operations, as all options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant.

Commencing January 1, 2006, the Company was required to adopt SFAS 123(R), “Share-Based Payment,” using the modified prospective transition method. The adoption of the new requirements result in compensation charges to the Company’s statement of operations for the fair value of options granted to employees after December 31, 2005, as well as the compensation cost for the portion of outstanding awards for which the requisite service had not yet been rendered as of December 31, 2005. At December 31, 2005, all of the Company's outstanding stock options were fully vested and the Company made no option grants during the year ended December 31, 2006. As such, the adoption of SFAS 123(R) had no impact on net income for the year ended December 31, 2006. The Company expects that the adoption of this statement may have a material impact on net income (loss) and earnings (loss) per share in future periods upon issuance of new awards.

The following table illustrates the effect on net (loss) income and net (loss) income per share as if the Company had applied the fair value recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation prior to January 1, 2006:

	Year Ended
	December 31,
	2005	2004
	(in thousands, except earnings per share)

Net (loss) income, as reported	$(37)	$5,200
Deduct: Total stock-based employee compensation
expense determined under fair value based method for
all awards, net of related tax effects	(476)	(943)

Net (loss) income, as adjusted	$(513)	$4,257

Net (loss) income per share:
Basic and diluted --as reported	$(.00)	$.53

Basic and diluted --as adjusted	$(.05)	$.44

The fair value of options at date of grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions: an expected life of four years; risk free interest rate of 4.4% in 2005 and 2.7% in 2004; expected volatility of 86% in 2005 and 112% in 2004; and a zero dividend yield. The effects of applying SFAS 123 in this proforma disclosure are not indicative of future results.

New Pronouncements--In September 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition via a cumulative effect adjustment within net income of the period of the change. SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, SFAS 154 does not change the transition provisions of any existing accounting pronouncements. The adoption of SFAS 154 did not have an impact on the Company’s financial statements.

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

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (the “Interpretation”). The Interpretation establishes for all entities a minimum threshold for financial statement recognition of the benefit of tax positions, and requires certain expanded disclosures. The Interpretation is effective for fiscal years beginning after December 31, 2006, and is to be applied to all open tax years of the date of effectiveness. The Company is in the process of evaluating the impact of the application of the Interpretation on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. It codifies the definitions of fair value included in other authoritative literature; clarifies and, in some cases, expands on the guidance for implementing fair value measurements; and increases the level of disclosure required for fair value measurements. Although SFAS 157 applies to (and amends) the provisions of existing authoritative literature, it does not, of itself, require any new fair value measurements, nor does it establish valuation standards. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. This statement will be effective for the Company's fiscal year beginning January 2008. We will evaluate the impact of adopting SFAS 157 but do not expect that it will have a material impact on the Company's consolidated financial position, results of operations or cash flows.

In September 2006, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 ("SAB 108") which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 became effective in 2006 and did not have a material impact on the Company's consolidated financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115 ("SFAS No. 159"). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. The fair value option established by SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method, is irrevocable (unless a new election date occurs), and is applied only to entire instruments and not to portions of instruments. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157. The Company has not completed its review of the new guidance.

B. Fixed Assets

Fixed assets consist of the following at December 31, 2006 and 2005 (in thousands):

	2006	2005
Equipment	$5,385	$4,442
Telephone systems	922	868
Furniture and fixtures	411	405
Transportation equipment	70	42
Leasehold improvements	380	380

	7,168	6,137
Less accumulated depreciation
and amortization	5,170	4,436

Fixed assets - net	$1,998	$1,701

Depreciation and amortization expense for the years ended December 31, 2006, 2005 and 2004 was $655,000, $751,000 and $1,035,000, respectively.

C. Marketable Securities

Marketable securities consists of the following (in thousands):

	December 31,

	2006	2005
Edgar Online - Available for sale securities - at market	$-	$734
Innodata - Available for sale securities - at market	730	1,193
Arbitrage trading securities - at market	8,027	7,565

Marketable securities	$8,757	$9,492

Arbitrage trading securities sold but not yet purchased - at market	$6,102	$8,223

During the year ended December 31, 2006, the Company sold its remaining shares of Edgar Online, Inc. (“EOL”), an Internet-based supplier of business, financial and competitive intelligence derived from U.S. Securities and Exchange Commission data. As a result, the Company received proceeds of $1,771,000 and recorded a gain of $1,766,000 during the year ended December 31, 2006. At December 31, 2005, the Company owned 403,498 shares of EOL. The Company carried the investment at $734,000, the market value at December 31, 2005. The difference between the cost of $5,000 and fair market value of these securities, net of $292,000 in deferred taxes, or $437,000 was classified as a component of accumulated other comprehensive income included in stockholders’ equity at December 31, 2005.

The Company owns 337,898 shares of Innodata, a provider of digital content outsourcing services. The Company carries the investment at $730,000, the market value at December 31, 2006. The Company sold 6,750 shares, received proceeds of $16,000 and recorded a gain of $11,000 during the year ended December 31, 2006. In addition, the Company purchased 100 shares during the year ended December 31, 2006. The difference between the cost of $324,000 and fair market value of these securities, net of $163,000 in deferred taxes, or $243,000 is classified as a component of accumulated other comprehensive income included in stockholders' equity as of December 31, 2006. At December 31, 2005, the Company owned 344,548 shares of Innodata. The Company carried the investment at $1,193,000, the market value at December 31, 2005. The difference between the cost of $329,000 and fair market value of these securities, net of $346,000 in deferred taxes, or $518,000 is classified as a component of accumulated other comprehensive income included in stockholders’ equity at December 31, 2005.

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

As of December 31, 2006, trading securities had a long market value of $8,027,000, with a cost of $8,013,000, or a net unrealized gain of $14,000. Securities sold but not yet purchased, had a short market value of $6,102,000 with a cost/short proceeds of $6,102,000. The Company expects that its December 31, 2006 positions will be closed during the first quarter of 2007 and that other positions with the same strategy will be established. The Company pledged its holdings in Innodata as collateral for its trading accounts. In addition, the Company's Principal Stockholder, who served as its Chairman and CEO until his resignation on March 16, 2007 (referred to hereafter as “Principal Stockholder”), pledged approximately 1.8 million shares of his holdings in the Company's common stock as collateral for these accounts. The Company is paying its Principal Stockholder at the rate of 2% per annum on the value of the collateral pledged. Such payments aggregated $42,000, $44,000 and $87,000, respectively, for the years ended December 31, 2006, 2005 and 2004, respectively.

The Company recognized gains from arbitrage trading of $1,013,000, $819,000 and $1,512,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

At December 31, 2005, trading securities had a long market value of $7,565,000 with a cost of $7,567,000, or a net unrealized loss of $2,000. Securities sold but not yet purchased, had a short market value of $8,223,000 with a cost/short proceeds of $8,253,000, or a net unrealized gain of $30,000.

In connection with the arbitrage trading activity, the Company incurs margin loans. The Company is exposed to interest rate change market risk with respect to these margin loans. The level of trading in the arbitrage trading account is partially dependent on the margin value of the Company’s common stock pledged by its Principal Stockholder, and Innodata common stock, which is used as collateral. The market value of such securities is dependent on future market conditions for these companies over which the Company has little or no control.

D. Note Payable - Bank

The note payable - bank is a revolving line of credit up to a maximum of $3 million (of which $987,000 was outstanding at December 31, 2006) which bears interest at a per annum rate of 1.75% above the bank’s prime rate (11% at December 31, 2006) and is due on demand. The note is collateralized by substantially all of the assets of Track Data Corporation and is guaranteed by its Principal Stockholder. The Company may borrow up to 80% of eligible accounts receivable and is required to maintain a compensating cash balance of not less than 10% of the outstanding loan obligation, or $98,000 at December 31, 2006. Borrowings available under the line of credit at December 31, 2006 was $6,000 based on these formulas.

E. Segment Information

The Company is a financial services company that provides real-time financial market data, fundamental research, charting and analytical services to institutional and individual investors through dedicated telecommunication lines and the Internet. The Company also disseminates news and third-party database information from more than 100 sources worldwide. The Company owns Track Data Securities Corp., a registered securities broker-dealer and member of the National Association of Securities Dealers, Inc. The Company provides a proprietary, fully integrated Internet-based online trading and market data system, proTrack, for the professional institutional traders, and myTrack and myTrack Pro, for the individual trader. The Company also operates Track ECN, an electronic communications network that enables traders to display and match limit orders for stocks. The Company's operations are classified in three business segments: (1) market data services and trading, including ECN services, to the institutional professional investment community, (2) Internet-based online trading and market data services to the non-professional individual investor community, and (3) arbitrage trading. See Note C.

The accounting policies of the segments are the same as those described in Note A, Summary of Significant Accounting Policies. Segment data includes charges allocating corporate overhead to each segment. The Company has not disclosed asset information by segment as the information is not produced internally. Substantially all long-lived assets are located in the U.S. The excess of the purchase price of acquired businesses over the fair value of net assets (“goodwill”) on the dates of acquisition amounts to $1,900,000, net of accumulated amoritization of $2,494,000 as of December 31, 2006 and 2005. Goodwill is an asset of the non-professional market segment. The Company's business is predominantly in the U.S. Revenues and net income (loss) from international operations are not material.

Information concerning operations in its business segments is as follows (in thousands):

Revenues	2006	2005	2004
Professional Market	$29,642	$24,419	$25,124
Non-Professional Market	12,344	11,675	14,969

Total Revenues	$41,986	$36,094	$40,093

Arbitrage Trading - Gain on sale of marketable securities	$1,013	$819	$1,387

(Loss) income before unallocated amounts and income taxes:
Professional Market	$(1,829)	$(2,742)	$455
Non-Professional Market	2,404	1,409	2,588
Arbitrage Trading (including interest)	843	406	933
Unallocated amounts:
Depreciation and amortization	(659)	(755)	(1,053)
Gain on sale of Innodata common stock	1,777	1,067	5,887
Net gain on sale of investment in private companies	-	412	-
Interest income (expense)-net	43	(12)	4

Income (loss) before income taxes	$2,579	$(215)	$8,814

F.  Income Taxes

The components of the provision for (benefit from) income taxes are as follows (in thousands):

	2006	2005	2004
Federal:
Current	$712	$28	$2,354
Deferred	36	(12)	151

Total federal	748	16	2,505

State and local:
Current	275	(193)	1,092
Deferred	7	(1)	17

Total state and local	282	(194)	1,109

Provision for (benefit from) income taxes	$1,030	$(178)	$3,614

Reconciliation of the U.S. statutory rate with the Company's effective tax rate is summarized as follows:

	2006	2005	2004
Federal statutory rate	34.0%	(34.0)%	34.0%
State and local income taxes	7.0	(60.0)	6.4
Non-deductible penalties	-	14.0	-
Other	(1.1)	(3.0)	0.6

Effective rate	39.9%	(83.0)%	41.0%

The components of the Company’s net deferred taxes are as follows (in thousands):

	2006	2005
Deferred tax assets:
Charitable contributions	$153	$129
Deferred compensation	-	65
Other	148	104

	301	298

Deferred tax liabilities:
Unrealized gain on marketable securities	(240)	(722)
Accelerated depreciation	(589)	(535)

	(829)	(1,257)

Net deferred tax liability	$(528)	$(959)

G. Commitments and Contingencies

Leases--The Company is obligated under various lease agreements covering office space and computer equipment which expire at various dates between 2007 and 2010. The lease agreements for office space contain escalation clauses based principally on increases in real estate taxes, building maintenance and utility costs. A summary of such commitments as of December 31, 2006 follows (in thousands):

	Operating Leases
Year Ending	Office	Computer
December 31,	Space	Equipment	Total

2007	$301,000	$45,000	$346,000
2008	217,000	24,000	241,000
2009	155,000	-	155,000
2010	76,000	-	76,000
Total	$749,000	$69,000	$818,000

Rent expense for the years ended December 31, 2006, 2005 and 2004 amounted to $1,058,000, $1,072,000 and $1,167,000 for office space and $77,000, $66,000 and $172,000 for computer equipment, respectively.

The Company leases its executive office facilities in Brooklyn from a limited partnership owned by the Company’s Principal Stockholder and members of his family. The Company paid the partnership rent of $630,000 in 2006, $623,000 in 2005 and $600,000 in 2004. The lease provided for the Company to pay $630,000 per annum through April 1, 2006. The Company has continued to pay rent at the same rate without a new lease.

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

The Company's customer securities activities are transacted on either a cash or margin basis. In margin transactions, the clearing broker extends credit to the Company's customers, subject to various regulatory margin requirements, collateralized by cash and securities in the customers' accounts. However, the Company is required to either obtain additional collateral or to sell the customer's position if such collateral is not forthcoming. The Company is responsible for any losses on such margin loans, and has agreed to indemnify its clearing broker for losses that the clearing broker may sustain from the customer accounts introduced by the Company. The Company's Principal Stockholder had a margin loan of approximately $3 million as a customer of the Company's broker-dealer which was subject to such indemnity in the event the clearing broker were to sustain losses. The loan was repaid in November, 2005. At December 31, 2006, the Company had $11.8 million in margin credit extended to its customers. The Company believes it is unlikely it will have to make material payments under the indemnification agreement and has not recorded any contingent liability in the consolidated financial statements.

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

As of December 31, 2006, TDSC was required to maintain minimum net capital, in accordance with SEC rules, of approximately $1 million and had total net capital of $4,826,000, or approximately $3,826,000 in excess of minimum net capital requirements.

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

The operations of TDSC are subject to reviews by regulators within its industry, which include the SEC and the NASD. In the past, certain reviews have resulted in the Company incurring fines and required the Company to change certain of its internal control and operating procedures. Ongoing and future reviews may result in the Company incurring additional fines and changes in its internal control and operating procedures. Management does not expect any ongoing reviews to have a material affect on the Company's financial position or statement of operations.

Litigation--The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the Company's financial position or results of operations.

On June 14, 2005, the SEC filed a civil complaint against Barry Hertz, the Company’s Chairman and CEO at that time, in the U.S. District Court for the Eastern District of New York in Brooklyn alleging violations of various provisions of the federal securities laws in connection with certain transactions in the Company’s stock owned by others. Mr. Hertz reached a settlement with the SEC regarding these charges. Mr. Hertz consented, without admitting or denying the allegations in the SECs complaint, to a permanent injunction from violations of Section 10(b) and 10b-5 of the Exchange Act and Section 17(a) of the Securities Act of 1933, a two-year bar from serving as an officer or director of a publicly traded company, a two-year bar from association with a broker or dealer, and also agreed to pay approximately $136,000 in disgorgement, interest and civil penalties. On March 16, 2007, Mr. Hertz resigned as Chairman and CEO of the Company.

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

In addition, the Company has an employee savings program under which employees may make deposits and receive interest at the prime rate. As of December 31, 2006, the Company’s Chief Financial Officer had deposits in the program of $479,000 and received interest of $32,000, $16,000 and $6,000 during the years ended December 31, 2006, 2005 and 2004, respectively. Amounts due to employees under the program aggregated $745,000 which is included in other liabilities at December 31, 2006.

I. Capital Stock and Dividends

Common Stock--On January 18, 2005, The Board of Directors authorized a one-for-five reverse stock split, which was consented to by the Company’s Principal Stockholder. The stock split became effective on February 28, 2005.

During the year ended December 31, 2006, the Company purchased 6,000 shares of its common stock at a cost of $20,000. During the year ended December 31, 2005, the Company purchased 1,247,000 shares of its common stock at a cost of $3,676,000. The purchases include 300,000 shares purchased from the Company’s Principal Stockholder for $837,000, including 200,000 shares purchased in the Company's tender offer. The purchases include 1,042,000 shares (200,000 shares tendered by the Company's Principal Stockholder) pursuant to a tender offer made on August 17, 2005 to purchase shares at $3.00 per share. The total costs relating to the tender offer were $3,179,000, including transaction costs.

In November 2005, the Board of Directors authorized the buy-back of up to 1 million additional shares from time to time in open market or privately negotiated transactions. As of December 31, 2006, 6,000 shares were repurchased under this program.

During the year ended December 31, 2004, the Company purchased pursuant to announced buyback programs 173,000 shares of its common stock, at a cost of $806,000. The purchases included 4,000 shares purchased from the Company's Principal Stockholder for $16,000.

Dividends--On February 19, 2004, the Company declared a cash dividend of $.05 per common share payable on March 22, 2004 to holders of record on March 8, 2004. No dividends were declared during the years ended December 31, 2006 and 2005. The Board expects to consider future dividends, if any, based on such factors as the Company's earnings, financial condition, cash requirements, future prospects and other factors.

Preferred Stock--The Company is authorized to issue up to 5,000,000 shares of $.01 par value preferred stock. The Board of Directors is authorized to fix the terms, rights, preferences and limitations of the preferred stock and to issue the preferred stock in series which differ as to their relative terms, rights, preferences and limitations. No preferred shares have been issued.

Common Stock Reserved--At December 31, 2006, the Company reserved for issuance 1,985,000 shares of its common stock pursuant to the Company's Stock Option Plans.

J. Stock Options

The Company adopted, with stockholder approval, the 1994, 1995, 1995 Disinterested Director, 1996, 1998, 2001 and 2002 Stock Option Plans (the “1994 Plan,” “1995 Plan,” “1995 DD Plan,” “1996 Plan,” “1998 Plan, ” “2001 Plan” and the “2002 Plan”) which provide for the granting of options to purchase not more than an aggregate of 240,000, 400,000, 40,000, 640,000, 640,000, 560,000 and 500,000 shares of common stock, respectively, subject to adjustment under certain circumstances. Such options may be incentive stock options ("ISOs") within the meaning of the Internal Revenue Code of 1986, as amended, or options that do not qualify as ISOs ("Non-Qualified Options"). No options may be granted under the 1994 Plan after March 31, 2004, under the 1995 Plan and 1995 DD Plan after May 15, 2005, under the 1996 Plan after July 8, 2006, under the 1998 Plan after July 9, 2008, under the 2001 Plan after May 3, 2011 and under the 2002 Plan after May 2, 2012. At December 31, 2006, the total options available for issuance under the plans were options to purchase 1,299,000 shares.

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

In December 2005, the Company granted five-year options to purchase 202,650 shares (102,500 shares to officers and directors) of its common stock at exercise prices of $3.00 - 3.05 per share, the market value at date of grant. The options were exercisable immediately. The intrinsic value of options exercised in 2006 was $28,000. No options vested in 2006. The fair value of shares vested in 2005 and 2004 was $793,000 and $1,572,000, respectively.

A summary of the Company's Stock Option Plans is as follows:

									Weighted
					Weighted				Average
	Per Share				Average	Weighted		Weighted	Fair
	Range of				Remaining	Average		Average	Value
	Exercise			Number	Contractual	Exercise	Number	Exercise	Date of
	Prices			Outstanding	Life (Years)	Price	Exercisable	Price	Grant

Balance 01/01/04	$5.00	-	6.25	254,220	4	$5.65	141,670	$5.65
	$7.50	-	10.00	904,750	3	$7.55	822,583	$7.50
	$12.50	-	18.75	94,420	1	$15.05	95,020	$15.05
	$21.25	-	33.75	18,100	1	$32.90	18,100	$32.90

				1,271,490			1,077,373

Canceled	$5.00	-	27.50	(219,190)	1	$11.35
Exercised	$5.00	-	7.50	(1,800)	3	$5.95
Granted	$7.50			289,930	4	$7.50			$6.25

Balance 12/31/04	$5.00	-	6.25	247,660	3	$5.65	247,660	$5.65
	$7.50			1,076,770	4	$7.50	881,253	$7.50
	$33.75			16,000	1	$33.75	16,000	$33.75

				1,340,430			1,144,913

Canceled	$5.00	-	33.75	(283,170)	1	$8.93
Granted	$3.00	-	3.05	202,650	5	$3.01			$2.95

Balance 12/31/05	$3.00	-	3.05	202,650	5	$3.01	202,650	$3.01
	$5.00	-	6.25	240,300	2	$5.63	240,300	$5.63
	$7.50			816,960	3	$7.50	816,960	$7.50

				1,259,910			1,259,910

Canceled	$3.00	-	7.50	(555,320)	4	$7.47
Exercised	$3.00			(18,750)	4	$3.00
Balance 12/31/06	$3.00	-	3.05	182,500	4	$3.01	182,500	$3.01
	$5.00	-	6.25	234,510	1	$5.63	234,510	$5.63
	$7.50			268,830	2	$7.50	268,830	$7.50

				685,840		$5.67	685,840	$5.67

All options have a life of five years and all are exercisable at December 31, 2006. The intrinsic value of outstanding and exercisable options at December 31, 2006 was $104,000.

K. Retirement Plan

The Company has a profit sharing plan, which qualifies, under Section 401(k) of the Internal Revenue Code. The plan covers substantially all employees who have completed six months of service. Company contributions to the plan are discretionary and vest at a rate of 20% after two years of service, and 20% each year thereafter until employees are fully vested after 6 years. Company contributions to the plan for the years ended December 31, 2006, 2005 and 2004, were approximately $21,000, $7,000 and $42,000, respectively.

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

M. Investment in Private Companies

In July, 2005, the Company acquired for an initial payment of $100,000, an equity interest in txtQuotes, Inc., a privately held start-up operation, intending to commence business delivering stock quotes and other related information through premium text messaging using cell phones. As a result of an amended agreement, the Company received a 15% equity interest (non-dilutable, except in connection with a public offering) in exchange for the Company’s initial investment with no further investment obligations. Although txtQuotes is still attempting to commence its business, the Company determined that the investment was impaired and recorded a charge of $100,000 during the year ended December 31, 2005. The impairment charge is included in the Consolidated Statement of Operations in net gain on sale of private companies.

In May, 2006, the Company purchased a non-dilutable 15% interest in SFB Market Systems, Inc. (“SFB”) for $150,000 cash. The Company may be required to pay up to an additional $80,000 in the event SFB achieves certain sales projections between February and October, 2007. SFB is a privately held company that provides an online centralized securities symbol management system and related equity and option information for updating and loading of master files. The Company currently has a representative on SFB’s four member Board of Directors. The Company accounts for its investment in SFB under the cost method, and is included in other assets in the balance sheet as of December 31, 2006.

N.	Related Party Transactions

In April 2006, the Company's Principal Stockholder formed a private limited partnership of which he is the general partner for the purpose of operating a hedge fund for trading in certain options strategies. The Company has no financial interest in or commitments related to, the hedge fund. The hedge fund opened a trading account with the Company's broker-dealer. The Company charged commissions to the hedge fund totaling $89,000 for the year ended December 31, 2006.

O. Income (Loss) Per Share (in thousands, except per share)

	Year Ended December 31
	2006	2005	2004
Net income (loss)	$1,549	$(37)	$5,200

Weighted average common shares outstanding	8,382	9,221	9,732
Dilutive effect of outstanding options	19	-	8

Adjusted for dilutive computation	8,401	9,221	9,740

Basic income (loss) per share	$.18	$(.00)	$.53

Diluted income (loss) per share	$.18	$(.00)	$.53

Diluted net income (loss) per share is based on the weighted average number of common and potential dilutive common shares outstanding. The calculation takes into account the shares that may be issued upon exercise of stock options (Note J), reduced by the shares that may be repurchased with the funds received from the exercise, based on the average price during the year. The calculation did not take into account options to purchase 667,000, 1,260,000 and 1,332,000 shares at December 31, 2006, 2005 and 2004, respectively, as they were antidilutive.

P. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

	First		Second		Third	Fourth
	Quarter		Quarter		Quarter	Quarter
	(in thousands, except per share)

2006

Revenues	$10,524		$11,995		$10,323	$9,144
Net income (loss)	701	(A)	914	(A)	224	(290)
Basic and diluted net income (loss) per share	$.08	(A)	$.11	(A)	$.03	$(.03)

2005

Revenues	$10,109		$8,478		$8,798	$8,709
Net income (loss)	286		(305)		(274)	256	(B)
Basic and diluted net income (loss) per share	$.03		$(.03)		$(.03)	$.03	(B)

(A)	Includes $413, net of income taxes, or $.05 per share, and $653, net of income taxes, or $.08 per share, in the first and second quarters, respectively, from the sale of Edgar Online common stock.
(B)	Includes $247, net of income taxes, or $.03 per share, from the sale of investment in private companies.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

See 8-K filed on January 20, 2006 with respect to reporting on a change in accountants.

ITEM 9A.  CONTROLS AND PROCEDURES

An evaluation has been carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and the operation of our "disclosure controls and procedures" (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2006 (“Evaluation Date”). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, the disclosure controls and procedures are reasonably designed and effective to ensure that (i) information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Officers and Directors

The officers and directors of the Company are as follows:

Name	Age	Position

Martin Kaye	59	Chief Executive Officer since March 16, 2007,
		Chief Financial Officer, Secretary and Director

Stanley Stern	56	Chief Compliance Officer, TDSC, Director

Albert Drillick	60	Senior Systems Analyst, Director

Abraham Biderman	58	Director

E. Bruce Fredrikson	68	Chairman of the Board since March 16, 2007

Philip Ort	57	Director

Shaya Sofer	57	Director

Key Employees

Barry Hertz	56	Chief of Technology, served as Chairman of the Board
		and Chief Executive Officer until March 16, 2007
David Drillick	35	Chief Operating Officer, TDSC

Martin Kaye has been Chief Executive Officer since March 16, 2007, and has been Chief Financial Officer, Secretary and a Director of the Company since 1994. Mr. Kaye is a certified public accountant. Mr. Kaye served as Chief Financial Officer of Innodata from October 1993 and Director from March 1995 until his resignation from those positions in May 2001. He had been an audit partner with Deloitte & Touche LLP for more than five years until his resignation in 1993. Mr. Kaye holds a B.B.A. in accounting from Baruch College (1970).

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
III-1

Dr. E. Bruce Fredrikson has been a Director of the Company since June 1994 and he has served as Chairman since March 16, 2007. Dr. Fredrikson is currently an independent consultant in corporate finance and governance. He is Professor of Finance, Emeritus, at Syracuse University's Martin J. Whitman School of Management where he taught from 1966 until his retirement in May 2003. He is a director of Consumer Portfolio Services, Inc., a consumer finance company, and Colonial Commercial Corp., a supplier of HVAC products and supplies. Dr. Fredrikson holds an A.B. in economics from Princeton University and a M.B.A. in accounting and a Ph.D. in finance from Columbia University.

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

Barry Hertz has served as Chief of Technology since March 16, 2007. Prior thereto he served as the Company's Chairman and Chief Executive Officer since its inception. Mr. Hertz reached a settlement with the Securities and Exchange Commission ("SEC") regarding insider-trading charges. Mr. Hertz consented, without admitting or denying the allegations in the SECs complaint, to a two-year bar from serving as an officer or director of a publicly traded company and a two-year bar from association with a broker or dealer. He holds a Masters degree in Computer Science from New York University (1973) and a B.S. degree in Mathematics from Brooklyn College (1971). Until his resignation in May 2001, Mr. Hertz also served as Chairman of Innodata Corporation ("Innodata"), a public company co-founded by Mr. Hertz, of which the Company was a Principal Stockholder, and which is a global outsourcing provider of Internet and on-line digital content services.

David Drillick has been Chief Operating Officer of TDSC, the Company's broker-dealer subsidiary, since December 2005. He has served as the Company's Vice President of Online Trading Operations since August 2000. Mr. Drillick was a Principal at Pond Equities, a full service securities broker-dealer, from November 1997 through August 2000. He had previously been a Branch Manager for King Financial Services, a self-clearing and full service securities broker-dealer. Mr. Drillick holds a B.S. degree in Mathematics/Actuarial Studies from Touro College (1992).

Directors are elected to serve until the next annual meeting of stockholders and until their successors are elected and qualified. Officers serve at the discretion of the Board. There are no family relationships among directors or officers, except that Albert Drillick is the father of David Drillick, Chief Operating Officer of TDSC, the Company’s broker-dealer subsidiary.

Audit Committee

The Company has a separately designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. Serving on the Committee are Dr. E. Bruce Fredrikson, Abraham Biderman, and Philip Ort. The Board of Directors has determined that it has an audit committee financial expert serving on the audit committee, Abraham Biderman. Mr. Biderman is an independent director as defined in item 7(d)(3)(iv) of Schedule 14A.
III-2

Code of Ethics

The Company has adopted a Code of Ethics that applies to its Chief Executive Officer and Chief Financial Officer. The Code as well as any amendments and waivers of the Code, if any, is posted on the Company’s website at http://www.trackdata.com/codeofethics.

Compliance With Section 16(a) of the Securities Exchange Act of 1934

The Company believes that during the period from January 1, 2006 through December 31, 2006 all Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were complied with.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Overview

This compensation discussion describes the material elements of compensation awarded to, earned by, or paid to each of our executive officers who served as named executive officers during the last completed fiscal year. This compensation discussion focuses on the information contained in the following tables and related footnotes and narrative for primarily the last completed fiscal year. Our Board oversaw and administered our executive compensation program. There is no compensation committee.

The principal elements of our executive compensation program are base salary and long-term equity incentives in the form of stock options. Other benefits and perquisites consist of health insurance benefits, a qualified 401(k) savings plan. Our philosophy is to position the aggregate of these elements at a level that is commensurate with our size and sustained performance.

Compensation Program Objectives and Philosophy

In General. The objectives of our compensation programs are to attract, motivate and retain talented and dedicated executive officers, provide our executive officers with both cash and equity incentives to further the interests of the Company and our stockholders, and provide employees with long-term incentives so we can retain them.

Generally, the compensation of our executive officers is composed of a base salary and equity awards in the form of stock options. In setting base salaries, the Board generally reviewed the individual contributions of the particular executive. In addition, stock options are granted to provide the opportunity for long-term compensation based upon the performance of our common stock over time.

Competitive Market. We define our competitive market for executive talent and investment capital to be the technology and business services industries. To date, we have not engaged in the benchmarking of executive compensation but we may choose to do so in the future.

Compensation Process. Our Board approved the compensation of our named executive officers taking into consideration recommendations from our principal executive officer (for compensation other than his own), as well as competitive market guidance.
III-3

Regulatory Considerations. Given the compensation cost to us of awarding stock options under recent accounting pronouncements, we will consider the size and frequency of any future stock option awards under our long-term equity incentive program.

Base Salaries

In General. We provide the opportunity for our named executive officers and other executives to earn a competitive annual base salary. We provide this opportunity to attract and retain an appropriate caliber of talent for the position, and to provide a base wage that is not subject to performance risk. We review base salaries for our named executive officers annually and increases are based on our performance and individual performance. The salary of our principal executive officer was set by our Board at $303,000 for 2007, the same rate as in 2006. Our Board also approved no increase in compensation for 2007 from the annual base salary rate from 2006 for Mr. Stern - $154,500; Mr. Hertz - $454,500 and an increase for Mr. Drillick from $165,000 to $166,000.

Total Compensation Comparison. No options were awarded to executive officers in 2006 and, except for a $9,000 bonus awarded to Mr. Drillick, base salary represented total compensation for executive officers.

Annual Cash Incentives

In General. There are no programs presently in place to provide the opportunity for our named executive officers and other executives to earn an annual cash incentive award. There are no specific individual performance goals for 2006 incentive awards, but the Board may exercise discretion and take into account individual and corporate performance in determining awards.

Long-term Equity Incentives

In General. We provide the opportunity for our named executive officers and other executives to earn a long-term equity incentive award. Long-term incentive awards provide employees with the incentive to stay with us for longer periods of time, which in turn, provides us with greater stability. These awards also are less costly to us in the short term than cash compensation. We review long-term equity incentives for our named executive officers and other executives annually.

Stock Options. For our named executive officers, our stock option program is based on grants that are individually negotiated. We have traditionally used stock options as our form of equity compensation because stock options provide a relatively straightforward incentive for our executives, result in less immediate dilution of existing shareholders’ interests and, prior to our adoption of FAS 123(R), resulted in less compensation expense for us relative to other types of equity awards. For a discussion of the determination of the fair market value of these grants, see Note A to Notes to Consolidated Financial Statements.

The Board granted options at the end of 2005 and there were no new grants in 2006 to our named executive officers.

We do not time stock option grants to executives in coordination with the release of material non-public information. Our stock options have a 5-year contractual exercise term. In general, the option grants are also subject to the following post-termination and change in control provisions:
III-4

Event	Award Vesting	Exercise Term

Termination by Us for Reason Other than Cause, Disability or Death	Forfeit Unvested	Vested - 30 days

Disability or Death	Forfeit Unvested	Vested - 12 months

Termination for Cause	Forfeit Vested and Unvested	Expire

Change in Control	Not accelerated, comparable substitute, if necessary	Unchanged

Executive Benefits and Perquisites

We provide the opportunity for our named executive officers and other executives to receive certain perquisites and general health and welfare benefits. We also offer participation in our defined contribution 401(k) plan. We do not match employee contributions for executive officers under our 401(k) plan. We provide these benefits to provide an additional incentive for our executives and to remain competitive in the general marketplace for executive talent. For the last completed fiscal year, we provided the following personal benefits and perquisites to our named executives officers: the Company pays a portion of medical insurance premiums, and, in 2007, will pay long term healthcare insurance for Messrs. Hertz, Kaye and Stern.

The following table sets forth information with respect to compensation paid by the Company for services to it during the year ended December 31, 2006 to the Company's Chief Executive Officer and to the executive officers whose aggregate annual salary and bonus exceeded $100,000 in 2006.

Summary Compensation Table

	Fiscal	Annual
Name and Position	Year	Salary	Bonus	Total

Barry Hertz	2006	$454,500	-	$454,500
Chairman, CEO until his resignation on March 16, 2007

Martin Kaye	2006	$303,000	-	$303,000
Chief Executive Officer since March 16, 2007,
Chief Financial Officer

Key Employees
Stanley Stern	2006	$154,500	-	$154,500
Senior Vice President until December 1, 2005,
Chief Compliance Officer of TDSC since
April 1, 2005

David Drillick	2006	$165,000	$9,000	$174,000
Chief Operating Officer of TDSC
since December 1, 2005

The above table does not include certain perquisites and other personal benefits, the total value of which does not exceed $10,000. There were no options awarded in 2006. There are no employment agreements, stock appreciation rights, pension plans or long-term incentive plans or deferred compensation plans. No options were exercised in 2006.
III-5

Outstanding Equity Awards at December 31, 2006

Name	Number of Securities Underlying Unexercised Options (1)	Option Exercise Price	Option Expiration Date
Barry Hertz	50,000	$5.00	01/22/08
	50,000	$6.25	01/22/08
	100,000	$7.50	03/11/09

Martin Kaye	20,000	$5.00	01/22/08
	20,000	$6.25	01/22/08
	40,000	$7.50	03/11/09
	50,000	$3.00	12/27/10

Stanley Stern	2,000	$5.00	01/22/08
	2,000	$6.25	01/22/08
	4,000	$7.50	03/11/09
	10,000	$3.00	12/27/10

David Drillick	2,000	$5.00	01/22/08
	2,000	$6.25	01/22/08
	4,000	$7.50	01/04/09
	10,000	$3.00	12/27/10

(1) All outstanding options are presently exercisable.

Directors Compensation Table

Name	Fees Earned or Paid in Cash	All Other Compensation	Total
E. Bruce Fredrikson	$15,000	$1,500	$16,500
Abraham Biderman	$15,000	$1,500	$16,500
Philip Ort	$15,000	$1,000	$16,000
Shaya Sofer	$15,000	$1,000	$16,000

At December 31, 2006 the aggregate number of outstanding options for each director is as follows: E. Bruce Fredrikson - 22,000; Abraham Biderman - 24,000; Philip Ort - 18,000; and Shaya Sofer - 18,000.

Compensation Committee Interlocks and Insider Participation

     For the Company's fiscal year ended December 31, 2006, Messrs. Hertz and Kaye were officers of the Company and were members of the Board of Directors (there is no compensation committee).
III-6

Compensation Committee Report

The Company does not have a compensation committee. Accordingly, the entire Board of Directors reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) with management; and based on such review and discussions, the Board recommended that the Compensation Discussion and Analysis be included in the Company's Annual Report on Form 10-K.

Board of Directors:

Martin Kaye
Albert Drillick
Stanley Stern
E. Bruce Fredrikson
Abraham Biderman
Philip Ort
Shaya Sofer

Stock Price Performance Graph

The following performance graph compares the cumulative total return (assuming reinvestment of dividends) of an investment of $100 in Track Data Corporation on January 1, 2001 and held through December 31, 2006 to the Nasdaq Market Index and the Industry Index for SIC Code 7375, Information Retrieval Services.

INFORMATION PROVIDED BY MEDIA HEMSCOTT IR.
III-7

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of February 28, 2007, information regarding the beneficial ownership (as defined in Rule 13d-3 under the Securities Exchange Act of 1934) of the Company's Common Stock based upon the most recent information available to the Company for (i) each person known by the Company to own beneficially more than five (5%) percent of the Company's outstanding Common Stock, (ii) each of the Company's officers and directors and (iii) all officers and directors of the Company as a group. Unless otherwise indicated, each stockholder's address is c/o the Company, 95 Rockwell Place, Brooklyn, New York 11217.

	Shares Owned Beneficially (1)
Name	No. of Shares	% of Class

Barry Hertz (2)	4,902,775	57.	1%

Martin Kaye (3)	137,680	1.	6%

Stanley Stern (4)	27,953	*

Albert Drillick (5)	38,180	*

Abraham Biderman (6)	24,000	*

E. Bruce Fredrikson (7)	27,600	*

Philip Ort (6)	18,000	*

Shaya Sofer (6)	18,000	*

All Officers and Directors as a Group
(eight persons)(8)	5,194,188	58.	8%
---------------
* = less than 1%
(1)
Unless otherwise indicated, (i) each person has sole investment and voting power with respect to the shares indicated and (ii) the shares indicated are currently outstanding shares. For purposes of this table, a person or group of persons is deemed to have "beneficial ownership" of any shares as of a given date which such person has the right to acquire within 60 days after such date. For purposes of computing the percentage of outstanding shares held by each person or group of persons named above on a given date, any security which such person or persons has the right to acquire within 60 days after such date is deemed to be outstanding for the purpose of computing the percentage ownership of such person or persons, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. Subject to the foregoing, the percentages are calculated based on 8,392,000 shares outstanding.

(2)
Consists of 3,985,906 shares owned by Mr. Hertz, 697,880 shares owned by Trusts established in the names of Mr. Hertz’s children and 18,989 shares held by a family LLC managed by Mr. Hertz who owns 8% of such LLC. Mr. Hertz disclaims beneficial interest in shares owned by the Trust and 92% of the family LLC not owned by him. Also includes 200,000 shares issuable upon the exercise of presently exercisable options under the Company’s Stock Option Plans.

(3)	Consists of 7,680 shares owned of record and 130,000 shares issuable upon the exercise of presently exercisable options granted under the Company's Stock Option Plans.

(4)	Consists of 9,953 shares owned of record and 18,000 shares issuable upon the exercise of presently exercisable options granted under the Company's Stock Option Plans.

(5)
Consist of 30,220 shares owned of record jointly with his wife, 660 shares owned by a trust in the name of his child, and 7,300 shares issuable upon the exercise of presently exercisable options granted under the Company's Stock Option Plans.

(6)	Consists of shares issuable upon the exercise of presently exercisable options granted under the Company’s Stock Option Plans.

(7)	Consists of 5,600 shares owned of record and 22,000 shares issuable upon the exercise of presently exercisable options granted under the Company's Stock Option Plans.

(8)	Consists of 4,756,888 outstanding shares and 437,300 shares issuable upon exercise of options described in footnotes 2 through 7 above.

Potential Change in Control

Mr. Hertz has pledged approximately 1.8 million shares owned by him as collateral for the Company's arbitrage trading program and 2.2 million shares in connection with certain family related accounts. A change in control could occur in the event Mr. Hertz lost control of these pledged shares.
III-8

Equity Compensation Plan Information

All equity compensation plans have been approved by the Company's stockholders.

		At December 31, 2006

a)	Number of securities to be issued upon exercise of outstanding
	options	686,000

b)	Weighted-average exercise price of outstanding options	$5.67

c)	Number of securities remaining available for future issuance
	under equity compensation plans (excluding securities reflected
	in (a) above)	1,299,000

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company leases its executive office facilities in Brooklyn from a limited partnership owned by the Company’s Principal Stockholder and members of his family. The Company paid the partnership rent of $630,000 and $623,000 for the years ended December 31, 2006 and 2005, respectively. The lease provided for the Company to pay $630,000 per annum through April 1, 2006. The Company has since paid at the same rate without a lease.

In connection with the Company's arbitrage trading program, the Company's Principal Stockholder pledged approximately 1.8 million shares of his holdings of the Company's common stock as additional collateral for the arbitrage trading accounts. The Company is paying its Principal Stockholder at the rate of 2% per annum on the value of the collateral pledged. Such payments aggregated $42,000 and $44,000 for the years ended December 31, 2006 and 2005, respectively.

The Company's Principal Stockholder had a margin loan of approximately $3 million as a customer of the Company's broker-dealer that was collateralized by 2.5 million of the Company's shares owned by him. The loan was repaid in November 2005.

In 2005, the Company's Principal Stockholder sold 300,000 shares of the Company's common stock to the Company for $837,000.

In April 2006, the Company's Principal Stockholder formed a private limited partnership of which he is the general partner for the purpose of operating a hedge fund for trading in certain options strategies. The Company has no financial interest in or commitments related to, the hedge fund. The hedge fund opened a trading account with the Company's broker-dealer. The Company charged commissions to the hedge fund totaling $89,000 for the year ended December 31, 2006.

The Company has an employee savings program under which employees may make deposits and receive interest at the prime rate. As of December 31, 2006, the Company’s Chief Financial Officer (also Chief Executive Officer since March 16, 2007) had deposits in the program of $479,000 and received interest of $32,000 and $16,000 during the years ended December 31, 2006 and 2005, respectively.

The Company does not have any written policies and procedures for review, approval or ratification of any transaction required to be reported as related party transactions. The Board of Directors determines in each matter, based on their review of the transaction, whether to approve such transaction. The Board policy is to obtain approval of a majority of the indendent directors and a majority of the entire Board. Continuing transactions will be reviewed annually.
III-9

Corporate Governance

The Board of Directors has determined each of the following directors to be an “independent director” as defined in Rule 4200(a)(15) of the listing standards of the NASDAQ Stock Market: E. Bruce Fredrikson, Abraham Biderman, Phillip Ort and Shaya Sofer.

The Company has a separately designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. Serving on the Committee are Dr. E. Bruce Fredrikson, Abraham Biderman, and Philip Ort. The Board of Directors has determined that it has an audit committee financial expert serving on the audit committee, Abraham Biderman. Mr. Biderman is an independent director as defined in item 7(d)(3)(iv) of Schedule 14A.

The Board of Directors does not have a Compensation Committee or a Nominating Committee. In accordance with NASDAQ Stock Market’s Marketplace Rule 4200, a majority of “independent” directors is required to recommend and approve the compensation of executive officers.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees.
The audit fees for 2006 and 2005 were $150,000 and $110,000, respectively, for Marcum & Kliegman LLP. All services provided by independent accountants were approved by the audit committee.

Audit Related Fees.
During the fiscal years 2006 and 2005, Marcum & Kliegman LLP did not render audit related services.

Tax Fees.
Tax fees consisted of representation on tax exams and preparation of tax returns. The fees were $39,000 in 2006 and $25,000 in 2005 for Marcum & Kliegman LLP.

All Other Fees.
During the Fiscal years 2006 and 2005, Marcum & Kliegman LLP rendered no professional services other than Audit and Tax matters.

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
III-10

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	1.	Financial Statements. See Item 8. Index to Financial Statements.

	2.	Financial Statement Schedules. Not applicable

	3.	Exhibits	Description

		3.1	Certificate of Incorporation, as amended (1)
		3.2	By-Laws (1)
		4.2	Specimen of Common Stock certificate (1)
		10.1	1994 Stock Option Plan (1)
		10.2	Form of indemnity agreement with directors (1)
		10.3	Fully Disclosed Clearing Agreement with Penson Financial Services, Inc., dated October 13, 2000 (2)
		10.4	1995 Stock Option Plan (3)
		10.5	1995 Disinterested Directors’ Stock Option Plan (4)
		10.6	1996 Stock Option Plan (5)
		10.7	1998 Stock Option Plan (6)
		10.8	2001 Stock Option Plan (7)
		10.9	2002 Stock Option Plan (8)
		10.10	No Action Letter issued by Securities Exchange Commission dated June 28, 2006 to operate Track ECN (9)
		23.1	Consent of Marcum & Kliegman LLP filed herewith
		23.2	Consent of Grant Thornton LLP filed herewith
		31	Certification of Martin Kaye pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
		32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

_ _ _ _ _ _ _ _ _ _ _ _ _ _ _
	(1)	Incorporated by reference to Exhibits 3.1, 3.2, 4.2, 10.3 and 10.4 to Form S-1 Registration Statement No. 33-78570.

	(2)	Incorporated by reference to Exhibit 10.3 to 10-K Annual Report for the year ended December 31, 2001

	(3)	Incorporated by reference to Exhibit A to Definitive Proxy for August 10, 1995, Annual Meeting of Stockholders

	(4)	Incorporated by reference to Exhibit B to Definitive Proxy for August 10, 1995, Annual Meeting of Stockholders

	(5)	Incorporated by reference to Appendix A to Definitive Proxy for November 7, 1996, Annual Meeting of Stockholders

	(6)	Incorporated by reference to Appendix A to Definitive Proxy for November 5, 1998, Annual Meeting of Stockholders

	(7)	Incorporated by reference to Appendix A to Definitive Proxy for November 1, 2001, Annual Meeting of Stockholders

	(8)	Incorporated by reference to Appendix A to Definitive Proxy for August 13, 2002, Annual Meeting of Stockholders

	(9)	Incorporated by reference to Exhibit 10.10 to 10-Q Quarterly Report for the six months ended June 30, 2006

IV-1

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRACK DATA CORPORATION

By	/s/ Martin Kaye

Martin Kaye, Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Martin Kaye		March 26, 2007

Martin Kaye	Chief Executive Officer, Chief Financial Officer, Secretary and Director
(principal Financial and Accounting Officer)

/s/ Stanley Stern		March 26, 2007

Stanley Stern	Director

/s/ Albert Drillick		March 26, 2007

Albert Drillick	Director

/s/ Abraham Biderman		March 26, 2007

Abraham Biderman	Director

/s/ E. Bruce Fredrikson		March 26, 2007

E. Bruce Fredrikson	Director

/s/ Philip Ort		March 26, 2007

Philip Ort	Director

/s/ Shaya Sofer		March 26, 2007

Shaya Sofer	Director