Form 10-Q
period 2007-03-31
TRACK DATA CORP
filed 2007-05-15
CIK 922811

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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
☐Yes   ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of April 30, 2007 there were 8,392,000 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

See pages 1-11

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

See pages 12-18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

See page 19

Item 4.	Controls and Procedures

See page 19

PART II. OTHER INFORMATION

See page 20

Track Data Corporation and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31,	December 31,
	2007	2006

ASSETS	(unaudited)	(audited)

CASH AND EQUIVALENTS	$6,294	$6,508

ACCOUNTS RECEIVABLE - net of allowance for doubtful
accounts of $212 in 2007 and $326 in 2006	2,334	1,277

DUE FROM CLEARING BROKER	575	495

DUE FROM BROKER	17,900	12,962

MARKETABLE SECURITIES	10,200	8,757

FIXED ASSETS - at cost (net of accumulated depreciation)	1,983	1,998

EXCESS OF COST OVER NET ASSETS ACQUIRED - net	1,900	1,900

OTHER ASSETS	1,178	951

TOTAL	$42,364	$34,848

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Accounts payable and accrued expenses	$5,056	$3,928
Note payable - bank	1,055	987
Trading securities sold, but not yet purchased	12,271	6,102
Net deferred income tax liabilities	625	528
Other liabilities	945	870

Total liabilities	19,952	12,415

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock - $.01 par value; 60,000,000 shares
authorized; issued and outstanding -8,392,000 shares	84	84
Additional paid-in capital	10,183	10,183
Retained earnings	11,756	11,923
Accumulated other comprehensive income	389	243

Total stockholders’ equity	22,412	22,433

TOTAL	$42,364	$34,848

See notes to condensed consolidated financial statements

Track Data Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(in thousands, except earnings per share)
(unaudited)

	2007	2006

SERVICE FEES AND REVENUE
Market Data Services	$4,975	$5,545
ECN Services	2,204	3,201
Broker-Dealer Commissions (includes $24 in 2007 from
related party)	1,969	1,778

Total	9,148	10,524

COSTS, EXPENSES AND OTHER:
Direct operating costs (includes depreciation and amortization
of $161 and $142 in 2007 and 2006, respectively)	6,921	7,354
Selling and administrative expenses (includes depreciation and
amortization of $23 and $23 in 2007 and 2006, respectively)	2,769	2,774
Rent expense - related party	157	157
Marketing and advertising	47	32
Gain on arbitrage trading	(484)	(257)
Gain on sale of marketable securities - Innodata and Edgar Online	-	(688)
Interest income	(132)	(105)
Interest expense	148	89

Total	9,426	9,356

(LOSS) INCOME BEFORE INCOME TAXES	(278)	1,168

INCOME TAXES (BENEFIT) PROVISION	(111)	467

NET (LOSS) INCOME	$(167)	$701

BASIC AND DILUTED NET (LOSS) INCOME PER SHARE	$(.02)	$.08

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	8,392	8,380

ADJUSTED DILUTIVE SHARES OUTSTANDING	8,392	8,380

See notes to condensed consolidated financial statements

Track Data Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
THREE MONTHS ENDED MARCH 31, 2007
(in thousands)
(unaudited)

					Accumulated
	Number		Additional		Other	Stock-	Compre-
	of	Common	Paid-in	Retained	Comprehensive	holders’	hensive
	Shares	Stock	Capital	Earnings	Income	Equity	(Loss)

BALANCE, JANUARY 1, 2007	8,392	$84	$10,183	$11,923	$243	$22,433

Net loss				(167)		(167)	$(167)

Unrealized gain on marketable
securities - net of taxes					146	146	146

Comprehensive loss							$(21)

BALANCE, MARCH 31, 2007	8,392	$84	$10,183	$11,756	$389	$22,412

See notes to condensed consolidated financial statements

Track Data Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(in thousands)
(unaudited)

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(167)	$701
Adjustments to reconcile net (loss) income to net cash
used in operating activities:
Depreciation and amortization	184	165
Gain on sale of Innodata and Edgar Online common stock	-	(688)
Changes in operating assets and liabilities:
Accounts receivable and due from clearing broker	(1,137)	(1,801)
Due from broker	(4,938)	1,500
Marketable securities	(1,199)	1,322
Other assets	(225)	257
Accounts payable and accrued expenses	1,128	1,024
Trading securities sold, but not yet purchased	6,169	(2,807)
Other liabilities, including deferred income taxes	10	(15)

Net cash used in operating activities	(175)	(342)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(173)	(218)
Proceeds from sale of Innodata and Edgar Online common stock	-	694

Net cash (used in) provided by investing activities	(173)	476

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (repayments of ) note payable - bank, net	67	(256)
Net proceeds on loans from employees	67	43

Net cash provided by (used in) financing activities	134	(213)

NET DECREASE IN CASH AND EQUIVALENTS	(214)	(79)

CASH AND EQUIVALENTS, BEGINNING OF PERIOD	6,508	4,469

CASH AND EQUIVALENTS, END OF PERIOD	$6,294	$4,390

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$149	$89
Income taxes	61	4

See notes to condensed consolidated financial statements

Track Data Corporation and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(unaudited)

1.
In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position as of March 31, 2007, and the results of operations and of cash flows for the three months ended March 31, 2007 and 2006. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of results that may be expected for any other interim period or for the full year.

These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2006 included in the Company’s Annual Report on Form 10-K. The accounting policies used in preparing these financial statements are the same as those described in the December 31, 2006 financial statements.

2.
The Company charges all costs incurred to establish the technological feasibility of a product or product enhancement to research and development expense. Research and development included in direct operating costs, were approximately $41,000 and $40,000 for the three months ended March 31, 2007 and 2006, respectively.

3.	Marketable securities consists of the following (in thousands):

	March 31,	December 31,
	2007	2006
Innodata - Available for sale securities - at market	$974	$730
Arbitrage trading securities - at market	9,226	8,027

Marketable securities	$10,200	$8,757

Arbitrage trading securities sold but not yet purchased - at market	$12,271	$6,102

During the year ended December 31, 2006, the Company sold its remaining shares of Edgar Online, Inc. (“EOL”), an Internet-based supplier of business, financial and competitive intelligence derived from U.S. Securities and Exchange Commission data. The Company received proceeds of $680,000 and recorded a gain of $678,000 during the three months ended March 31, 2006.

The Company owns 337,898 shares of Innodata, a provider of digital content outsourcing services. The Company carries the investment at $974,000, the market value at March 31, 2007. The difference between the cost of $325,000 and fair market value of these securities, net of $260,000 in deferred taxes, or $389,000 is classified as a component of accumulated other comprehensive income included in stockholders’ equity as of March 31, 2007. At December 31, 2006, the Company owned 337,898 shares of Innodata. The Company carried the investment at $730,000, the market value at December 31, 2006. The difference between the cost of $324,000 and fair market value of these securities, net of $163,000 in deferred taxes, or $243,000 is classified as a component of accumulated other comprehensive income included in stockholders’ equity at December 31, 2006. The Company sold 3,500 shares, received proceeds of $14,000 and recorded a gain of $10,000 during the three months ended March 31, 2006.

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

As of March 31, 2007, trading securities had a long market value of $9,226,000, with a cost of $9,250,000, or a net unrealized loss of $24,000. Securities sold but not yet purchased, had a short market value of $12,271,000 with a cost/short proceeds of $12,355,000, or a net unrealized gain of $84,000. The Company expects that its March 31, 2007 positions will be closed during the second quarter of 2007 and that other positions with the same strategy will be established. The Company pledged its holdings in Innodata as collateral for its trading accounts. In addition, the Company's Principal Stockholder, who served as its Chairman and CEO until his resignation on March 16, 2007 (referred to hereafter as “Principal Stockholder”), pledged approximately 1.8 million shares of his holdings in the Company's common stock as collateral for these accounts. The Company is paying its Principal Stockholder at the rate of 2% per annum on the value of the collateral pledged. Such payments aggregated $11,000 and $8,000, respectively, for the three months ended March 31, 2007 and 2006, respectively.

The Company recognized gains from arbitrage trading of $484,000 and $257,000 for the three months ended March 31, 2007 and 2006, respectively.

At December 31, 2006, trading securities had a long market value of $8,027,000 with a cost of $8,013,000, or a net unrealized gain of $14,000. Securities sold but not yet purchased, had a short market value of $6,102,000 with a cost/short proceeds of $6,102,000.

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

4.
The Company has a line of credit with a bank up to a maximum of $3 million. The line is collateralized by the assets of the Company and is guaranteed by its Principal Stockholder. Interest is charged at 1.75% above the bank’s prime rate (11% at March 31, 2007) and is due on demand. The Company may borrow up to 80% of eligible market data service receivables as defined, and is required to maintain a compensating balance of 10% of the outstanding loans. At March 31, 2007, the Company had borrowings of $1,055,000 under the line. Additional borrowings available on the line of credit at March 31, 2007 were $27,000 based on these formulas.

5.
Earnings (Loss) Per Share--Basic earnings (loss) per share is computed based on the weighted average number of common shares outstanding without consideration of potential common stock. Diluted earnings (loss) per share is computed based on the weighted average number of common and potential dilutive common shares outstanding. There was no affect on earnings per share as a result of potential dilution. The calculation takes into account the shares that may be issued upon exercise of stock options (Note J), reduced by the shares that may be repurchased with the funds received from the exercise, based on the average price during the period. For the three months ended March 31, 2007 and 2006, the Company had 685,000 and 1,260,000 stock options outstanding, respectively, that were not included in the dilutive calculation because the effect on earnings (loss) per share is antidilutive.

(Loss) earnings per share (in thousands, except per share):
	Three Months Ended
	March 31
	2007	2006
Net (loss) income	$(167)	$701

Weighted average common shares outstanding	8,392	8,380
Dilutive effect of outstanding warrants and options	-	-

Adjusted for dilutive computation	8,392	8,380

Basic (loss) income per share	$(.02)	$.08

Diluted (loss) income per share	$(.02)	$.08

6.
At March 31, 2007, the Company had seven stock-based employee compensation plans of which there were outstanding awards exercisable into 685,000 shares of common stock. No stock-based employee compensation cost is reflected in the statement of operations as there was no vesting of outstanding stock option awards in 2006 or 2007.

The Company accounts for employee stock-based compensation in accordance with SFAS 123(R), “Share-Based Payment.” The requirements of SFAS 123(R) result in compensation charges to the Company’s statement of operations for the fair value of options granted to employees. At December 31, 2005, all of the Company's outstanding stock options were fully vested and the Company made no option grants since December 31, 2005. The Company expects that this statement may have a material impact on net income (loss) and earnings per share in future periods upon issuance of new awards.

7.
Segment Information--The Company is a financial services company that provides real-time financial market data, fundamental research, charting and analytical services to institutional and individual investors through dedicated telecommunication lines and the Internet. The Company also disseminates news and third-party database information from more than 100 sources worldwide. The Company owns Track Data Securities Corp (“TDSC”), a registered securities broker-dealer and member of the National Association of Securities Dealers, Inc (“NASD”). The Company provides a proprietary, fully integrated Internet-based online trading and market data system, proTrack, for the professional institutional traders, and myTrack and myTrack Pro, for the individual trader. The Company also operates Track ECN, an electronic communications network that enables traders to display and match limit orders for stocks. The Company's operations are classified in three business segments: (1) market data services and trading, including ECN services, to the institutional professional investment community, and (2) Internet-based online trading and market data services to the non-professional individual investor community, and (3) arbitrage trading. See Note 3.

The accounting policies of the segments are the same as those described in Note A, Summary of Significant Accounting Policies in the Company’s financial statements for the year ended December 31, 2006 included in Form 10-K. Segment data includes charges allocating corporate overhead to each segment. The Company has not disclosed asset information by segment as the information is not produced internally. Substantially all long-lived assets are located in the U.S. The excess of the purchase price of acquired businesses over the fair value of net assets (“goodwill”) on the dates of acquisition amounts to $1,900,000, net of accumulated amortization of $2,494,000 as of March 31, 2007 and December 31, 2006. The Company's business is predominantly in the U.S. Revenues and net (loss) income from international operations are not material.

Information concerning operations in its business segments is as follows (in thousands):

	Three Months Ended
	March 31,
Revenues	2007	2006
Professional Market	$6,107	$7,449
Non-Professional Market	3,041	3,075

Total Revenues	$9,148	$10,524

Arbitrage Trading - Gain on sale of marketable securities	$484	$257

(Loss) income before unallocated amounts and income taxes:
Professional Market	$(874)	$(54)
Non-Professional Market	373	472
Arbitrage Trading (including interest)	398	220
Unallocated amounts:
Depreciation and amortization	(184)	(165)
Gain on sale of Innodata and Edgar Online common stock	-	688
Interest income-net	9	7

(Loss) income before taxes	$(278)	$1,168

8.
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

The Company's customer securities activities are transacted on either a cash or margin basis. In margin transactions, the clearing broker extends credit to the Company's customers, subject to various regulatory margin requirements, collateralized by cash and securities in the customers' accounts. However, the Company is required to either obtain additional collateral or to sell the customer's position if such collateral is not forthcoming. The Company is responsible for any losses on such margin loans, and has agreed to indemnify its clearing broker for losses that the clearing broker may sustain from the customer accounts introduced by the Company. At March 31, 2007, the Company had $11.5 million in margin credit extended to its customers. The Company believes it is unlikely it will have to make material payments under the indemnification agreement and has not recorded any contingent liability in the condensed consolidated financial statements.

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

9.
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

As of March 31, 2007, TDSC was required to maintain minimum net capital, in accordance with SEC rules, of approximately $1 million and had total net capital of $3,500,000, or approximately $2,500,000 in excess of minimum net capital requirements.

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

The operations of TDSC are subject to reviews by regulators within its industry, which include the SEC and the NASD. In the past, certain reviews have resulted in the Company incurring fines and required the Company to change certain of its internal controls and operating procedures. In April 2007, the Company settled one such review by the NASD for $185,000 which was accrued at March 31, 2007 and December 31, 2006. Ongoing and future reviews may result in the Company incurring additional fines and changes in its internal control and operating procedures. Management does not expect any ongoing reviews to have a material affect on the Company’s financial position or statement of operations.

10.	Comprehensive (loss) income is as follows (in thousands):

	Three Months Ended
	March 31,
	2007	2006
Net (loss) income	$(167)	$701
Unrealized gain on marketable securities-net of taxes	146	407
Reclassification adjustment for gain on marketable securities -
net of taxes	-	(172)

Comprehensive (loss) income	$(21)	$936

11.
 The Company leases its executive office facilities in Brooklyn from a limited partnership owned by the Company’s Principal Stockholder and members of his family. The Company paid the partnership rent of $157,000 for each of the three months ended March 31, 2007 and 2006. The lease provided for the Company to pay $630,000 per annum through April 1, 2006. The Company is presently paying at the same rate without a new lease. This lease is expected to be renewed for another one-year period.

12.
The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the Company’s financial position or results of operations.

13.
In May 2006, the Company purchased a non-dilutable 15% interest in SFB Market Systems, Inc. (“SFB”) for $150,000 cash. The Company may be required to pay up to an additional $30,000 in the event SFB achieves certain sales projections between May and July, 2007. SFB is a privately held company that provides an online centralized securities symbol management system and related equity and option information for updating and loading master files. The Company currently has a representative on SFB’s four member Board of Directors. The Company accounts for its investment in SFB under the cost method, and is included in other assets in the balance sheet as of March 31, 2007 and December 31, 2006.

14.
In April 2006, the Company’s Principal Stockholder formed a private limited partnership of which he is the general partner for the purpose of operating a hedge fund for trading in certain options strategies. The Company has no financial interest in or commitments related to, the hedge fund. The hedge fund opened a trading account with the Company’s broker-dealer. The Company charged commissions to the hedge fund of $24,000 for the three months ended March 31, 2007.

15
The Company has an employee savings program under which employees may make deposits and receive interest at the prime rate. As of March 31, 2007, the Company’s CEO, CFO had deposits in the program of $520,000 and received interest of $10,000 during the three months ended March 31, 2007. Amounts due to employees under the program aggregated $812,000 which is included in other liabilities at March 31, 2007.

16.
In April 2007, the Company entered into an agreement with EuroECN S.A. ("EURO"), a Luxembourg based company that intends to develop and operate an electronic trading system for the European market. EURO has not as yet commenced operations. The agreement provides for the Company to sell its ECN matching engine software to EURO for its exclusive use in the European market in exchange for $250,000 cash and an initial 8% equity position in EURO. The equity interest is non-dilutable to less than 5%.

17.
The Company has adopted the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement 109, "Accounting for Income Taxes," and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

The Company has identified its federal tax return and its state tax return in New York as "major" tax jurisdictions, as defined. Based on the Company's evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company's financial statements. The Company's evaluation was performed for tax years ended 2001 through 2006, the only periods subject to examination. The Company believes that its income tax positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position. In addition, the Company did not record a cumulative effect adjustment related to the adoption of FIN 48.

The Company's policy for recording interest and penalties associated with audits is to record such items as a component of income before income taxes. Penalties are recorded in other expense and interest paid or received is recorded in interest expense or interest income, respectively, in the statement of operations. For the first quarter 2007, there were no penalties nor interest related to the settlements of audits.

18.
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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115 ("SFAS No. 159"). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. The fair value option established by SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method, is irrevocable (unless a new election date occurs), and is applied only to entire instruments and not to portions of instruments. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157. The Company is in the process of evaluating the impact that the adoption of SFAS No. 159 will have on the Company’s condensed consolidated financial statements.

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

Relevant Factors

The Company's Professional Market segment revenues experienced significant declines since 2001 from a combination of staffing reductions in the securities industry, the use by customers of internally developed services, or lower priced services offered by the Company or other vendors. This trend has continued into 2007. One customer, with monthly revenues of approximately $90,000, cancelled a customized market data service in March, 2007. Despite the addition of new subscribers to Track ECN, the Company has not been able to significantly increase revenues. Profit margins are very low in this business and significant volume is necessary to have an impact on the results of operations. Until October, 2006, Track ECN displayed orders submitted by its subscribers on Nasdaq's trading platform. Broker-dealers could access this liquidity through Nasdaq. Nasdaq was authorized to operate as an exchange and Track ECN was no longer able to operate its business on Nasdaq’s platform. Track ECN currently operates on NASD’s ADF and NSX Blade platforms. This change has resulted in significantly lower revenues. However, recently Track ECN has experienced increases in its business although it has not reached the revenue levels it achieved on Nasdaq. The Company commenced self-clearing of its ECN business at the end of the third quarter of 2005 in an effort to decrease costs associated with ECN revenues. Although TDSC has approval from NASD-R for “clearing” of its Track ECN business, it is a limited approval for it to submit two sided trade data respecting trades which were executed by broker-dealers on the Track ECN. TDSC submits this data to the National Securities Clearing Corporation so that the actual trading counterparties can compare, clear and settle their trades and, except in the case of a rare error, TDSC “drops out” of the clearing process. This effort to "self-clear" was a step to reduce costs of having a third party handle this function.

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

    In connection with the arbitrage trading activity, the Company incurs margin loans. The Company is exposed to interest rate change market risk with respect to these margin loans. The level of trading in the arbitrage trading account is partially dependent on the margin value of Track Data common stock pledged by its Principal Stockholder, and Innodata common stock, which is used as collateral. The market value of such securities is dependent on future market conditions for these companies over which the Company has little or no control.

Results of Operations

Three Months Ended March 31, 2007 and 2006

    Revenues for the three months ended March 31, 2007 and 2006 were $9,148,000 and $10,524,000, respectively, a decrease of 13%. The Company’s Professional Market segment had revenues for the three months ended March 31, 2007 and 2006 of $6,107,000 and $7,449,000, respectively, a decrease of 18% for this segment. The Company’s Non-Professional Market segment had revenues of $3,041,000 and $3,075,000, respectively, for the three months ended March 31, 2007 and 2006, a decrease of 1% for this segment. The decrease in revenues was principally attributable to the Company’s Track ECN which revenues decreased approximately $1 million. Until October, 2006, Track ECN displayed orders submitted by its subscribers on Nasdaq's trading platform. Broker-dealers could access this liquidity through Nasdaq. Nasdaq was authorized to operate as an exchange and Track ECN was no longer able to operate its business on Nasdaq’s platform. Track ECN currently operates on NASD’s ADF and NSX Blade platforms. This change has resulted in significantly lower ECN revenues since November, 2006. ECN revenues have been increasing recently, although not to levels experienced on Nasdaq. Since 2001, the Company has experienced a decline in revenues from its market data services to the Professional Market segment due principally to staffing reductions in the securities industry, the use by customers of internally developed services, or lower priced services that are offered by the Company or other vendors. This trend has continued in 2007, negatively impacting revenues and profits. One customer, with monthly revenues of approximately $90,000, cancelled a customized market data service in March, 2007.

    Direct operating costs were $6,921,000 for the three months ended March 31, 2007 and $7,354,000 for the similar period in 2006, a decrease of 6%. The decline in direct operating costs in 2007 was due principally to lower costs from ECN customer commissions related to the reduced ECN revenues during the period. Direct operating costs as a percentage of revenues were 76% in 2007 and 70% in 2006. Without giving effect to unallocated depreciation, amortization expense and costs directly allocated to the Arbitrage segment, the Company’s Professional Market segment had $4,999,000 and $5,515,000 of direct costs for the three months ended March 31, 2007 and 2006, respectively, a decrease of 9%. Direct operating costs as a percentage of revenues for the Professional segment were 82% in 2007 and 74% in 2006. The higher percentage costs in 2007 is due principally to reduced revenues from higher margin market data revenues. The Company’s Non-Professional Market segment had $1,700,000 in 2007 and $1,652,000 in direct costs for the three months ended March 31, 2007 and 2006, respectively, an increase of 3%. Direct operating costs as a percentage of revenues for the Non-Professional segment were 56% in 2007 and 54% in 2006. Certain direct operating costs are allocated to each segment based on revenues. Direct operating costs include direct payroll, direct telecommunication costs, computer supplies, depreciation, equipment lease expense and the amortization of software development costs, costs of clearing, back office payroll and other direct broker-dealer expenses and ECN customer commissions and clearing.

    Selling and administrative expenses were $2,769,000 and $2,774,000 in the 2007 and 2006 periods, respectively. Selling and administrative expenses as a percentage of revenues was 30% in 2007 and 26% in 2006. Without giving effect to unallocated depreciation, amortization expense and costs directly allocated to the Arbitrage segment, selling and administrative expenses for the Professional Market segment were $1,864,000 and $1,874,000 in the 2007 and 2006 periods, respectively, a decrease of 1%. For the Professional Market segment selling and administrative expenses as a percentage of revenues was 31% in 2007 and 25% in 2006. Selling and administrative expenses for the Non-Professional segment were $882,000 and $877,000 in the 2007 and 2006 periods, respectively, an increase of 1%. For the Non-Professional segment selling and administrative expense as a percentage of revenue was 29% in 2007 and 2006, respectively.

    The Professional Market segment realized a loss of $874,000 in 2007 compared to a loss of $54,000 before unallocated amounts and income taxes in 2006. The Non-Professional Market segment realized income of $373,000 in 2007 and $472,000 in 2006 before unallocated amounts and income taxes. The Arbitrage segment realized income of $398,000 in 2007 compared to income of $220,000 in 2006 before unallocated amounts and income taxes.

    In 2006, the Company recognized a gain of $688,000 from the sale of shares of Innodata and Edgar Online common stock.

Net interest expense in 2007 was $16,000 compared to net interest income of $16,000 in 2006. The increase in interest expense in 2007 is due principally to increased levels of margin debt in connection with the Company's arbitrage trading program.

    As a result of the above-mentioned factors, the Company realized a loss before taxes of $278,000 in the 2007 period compared to income before taxes of $1,168,000 in 2006.

    The Company realized a net loss of $167,000 in 2007 compared to a net income of $701,000 in 2006.

Liquidity and Capital Resources

    During the three months ended March 31, 2007, cash used in operating activities was $175,000 compared to $342,000 in 2006. Cash flows used in investing activities was $173,000 in 2007 compared to $476,000 provided by investing activities in 2006. The reduction in cash flows from investing activities was due to sales of securities in 2006, while none were sold in 2007. Cash provided by financing activities was $134,000 in 2007 compared to cash used in financing activities of $213,000 in 2006. The change in 2007 was principally due to increased bank borrowings.

    The Company has a line of credit with a bank up to a maximum of $3 million. The line is collateralized by the assets of the Company and is guaranteed by its Principal Stockholder. Interest is charged at 1.75% above the bank’s prime rate and is due on demand. The Company may borrow up to 80% of eligible market data service receivables as defined, and is required to maintain a compensating balance of 10% of the outstanding loans. At March 31, 2007, the Company had borrowings of $1,055,000 under the line. Additional borrowings available on the line of credit at March 31, 2007 were $27,000 based on these formulas.

    The Company has significant positions in stocks and options and receives significant proceeds from the sale of trading securities sold but not yet purchased under the arbitrage trading strategy described in Note 3 of Notes to the accompanying Condensed Consolidated Financial Statements. The Company expects that its March 31, 2007 positions will be closed during the second quarter of 2007 and that other positions with the same strategy will be established. The level of trading activity is partially dependent on the value of the shares of Track Data pledged by its Principal Stockholder and Innodata common stock that is held as collateral.

    In November, 2005, the Board authorized the purchase of up to 1 million shares of the Company’s common stock from time to time in market purchases or in negotiated transactions. Since that authorization, the Company purchased 6,000 shares of its common stock in 2006 at a cost of $20,000. No major capital expenditures are anticipated beyond the normal replacement of equipment and additional equipment to meet customer requirements. The Company believes that borrowings available under the Company’s line of credit, its present cash position, including cash available in its Arbitrage trading, and any cash that may be generated from operations are sufficient for the Company’s cash requirements for the next 12 months.

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

    In connection with an acquisition of a 15% interest in SFB Market Systems, Inc. in May 2006, the Company may be required to pay up to an additional $30,000 in the event SFB achieves certain sales projections. As of March 31, 2007, no additional payments are required.

    The Company is subject to legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the Company's financial position.

Off Balance Sheet Risk

    In connection with the Company's broker-dealer operations, certain customer securities activities are transacted on a margin basis. The Company's clearing broker extends credit to the Company's customers, subject to various regulatory margin requirements, collateralized by cash and securities in the customers' accounts. In the event of a decline in the market value of the securities in a margin account, the Company is required to either obtain additional collateral from the customer or to sell the customer's position if such collateral is not forthcoming. The Company is responsible for any losses on such margin loans, and has agreed to indemnify its clearing broker for losses that the clearing broker may sustain from the customer accounts introduced by the Company. The Company and its clearing broker seek to control the risks associated with customer activities by monitoring required margin levels daily and, pursuant to such guidelines, requiring the customer to deposit additional collateral or to reduce positions when necessary. At March 31, 2007, the Company had $11.5 million in margin credit extended to its customers. The Company believes it is unlikely it will have to make material payments under the indemnification agreement and has not recorded any contingent liability in the Condensed Consolidated Financial Statements.

Contractual Obligations and Commitments

March 31, 2007
		Payment due by Period

Contractual Obligations	Total	Less than 1 year	1-3 Years	3-5 Years

Operating Lease Obligation	$712,000	$305,000	$369,000	$38,000
Demand Credit Line Financing	1,055,000	1,055,000	-	-

Total	$1,767,000	$1,360,000	$369,000	$38,000

    In connection with the Company's broker-dealer operations, certain customer securities activities are transacted on a margin basis. The Company is responsible for any losses on such margin loans, and has agreed to indemnify its clearing broker for losses that the clearing broker may sustain from the customer accounts introduced by the Company.

Critical Accounting Policies

    Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results when different assumptions are utilized. We believe that our principal critical accounting policies are described below. For a detailed discussion on the application of these and other accounting policies, see Note A of Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K.

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

    The Company classifies its investment in Innodata as available for sale securities. The Company carries this investment at fair value, based on quoted market prices, and unrealized gains and losses, net of taxes, are included in accumulated other comprehensive income, which is reflected as a separate component of stockholders' equity. Realized gains and losses are recognized in the condensed consolidated statement of operations when realized. The Company reviews its holdings on a regular basis to evaluate whether or not the security has experienced an other-than-temporary decline in fair value. If the Company believes that an other-than-temporary decline exists in the marketable securities, the equity investment is written down to market value and an investment loss is recorded in the condensed consolidated statement of income.

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

New Pronouncements

    In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. It codifies the definitions of fair value included in other authoritative literature; clarifies and, in some cases, expands on the guidance for implementing fair value measurements; and increases the level of disclosure required for fair value measurements. Although SFAS 157 applies to (and amends) the provisions of existing authoritative literature, it does not, of itself, require any new fair value measurements, nor does it establish valuation standards. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. This statement will be effective for the Company's fiscal year beginning January 2008. We will evaluate the impact of adopting SFAS 157 but do not expect that it will have a material impact on the Company's condensed consolidated financial position, results of operations or cash flows.

    The Company has adopted the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement 109, "Accounting for Income Taxes," and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition. See Note 17 of Notes to the accompanying Condensed Consolidated Financial Statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115 ("SFAS No. 159"). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. The fair value option established by SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method, is irrevocable (unless a new election date occurs), and is applied only to entire instruments and not to portions of instruments. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157. The Company is in the process of evaluating the impact that the adoption of SFAS No. 159 will have on the Company’s condensed consolidated financial statements.

Inflation and Seasonality

    To date, inflation has not had a significant impact on the Company’s operations. The Company’s revenues are not affected by seasonality.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company is exposed to interest rate change market risk with respect to its credit facility with a financial institution, which is priced based on the prime rate of interest. At March 31, 2007, there was $1,055,000 outstanding under the credit facility. Changes in the prime interest rate during fiscal 2007 will have a positive or negative effect on the Company's interest expense. Such exposure will increase should the Company maintain higher levels of borrowing during 2007. Assuming debt remains constant, a 1% change in interest rates would not be material to the Company’s interest expense.

    The Company has significant positions in stocks and options and receives significant proceeds from the sale of trading securities sold but not yet purchased under the arbitrage trading strategy described in Note 3 of Notes to the accompanying Condensed Consolidated Financial Statements. In connection with the arbitrage trading activity, the Company incurs margin loans. The Company is exposed to interest rate change market risk with respect to these margin loans. Such exposure will increase should the Company maintain higher levels of borrowing. The level of trading in the arbitrage trading account is partially dependent on the value of the Company’s common stock pledged by its Principal Stockholder and Innodata common stock, which is used as collateral. The market value of such securities is dependent on future market conditions for these companies over which the Company has little or no control. If the stock collateral is not available, the Company will decrease its trading or seek additional collateral.

    The Company conducts business through a clearing broker, which settles all trades for the Company, on a fully disclosed basis, on behalf of its customers. The Company earns commissions as an introducing broker for the transactions of its customers. In the normal course of business, the Company's customer activities involve the execution of various customer securities transactions. These activities may expose the Company to off-balance-sheet risk in the event the customer or other broker is unable to fulfill its contracted obligations and the Company has to purchase or sell the financial instrument underlying the obligation at a loss. At March 31, 2007, the Company had $11.5 million in margin credit extended to its customers.

ITEM 4.  CONTROLS AND PROCEDURES

    An evaluation has been carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and the operation of our "disclosure controls and procedures" (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2007 (“Evaluation Date”). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, the disclosure controls and procedures are reasonably designed and effective to ensure that (i) information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings. Not Applicable

Item 1a.	Risk Factors. There were no material changes from Risk Factors disclosed in the Company’s Form 10-K for the year ended December 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Total Number
of Shares
		Number of		Purchased as	Maximum Number
		Shares of	Average	Part of	of Shares That May
	Period	Common Stock	Price Paid	Publicly	Yet be Purchased
	Purchased	Purchased	Per Share	Announced Plans	Under the Plans

January, 2007

February, 2007

March, 2007

	Total	None		None	993,501

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

TRACK DATA CORPORATION

Date:	5/14/2007	/s/ Martin Kaye

Martin Kaye
Chief Executive Officer
Principal Financial Officer