Form 10-Q
period 2007-06-30
TRACK DATA CORP
filed 2007-08-14
CIK 922811

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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
Yes þ    No ¨

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer o                            Accelerated Filer o                                  Non-Accelerated Filer þ

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
o Yes  þ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of July 31, 2007, there were 8,392,000 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

See pages 2-13

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

See pages 14 - 19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

See page 20

Item 4.	Controls and Procedures

See page 20

PART ll. OTHER INFORMATION

See page 21

Track Data Corporation and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except number of shares)

	June 30,	December 31,
	2007	2006

ASSETS	(unaudited)	(audited)

CASH AND EQUIVALENTS	$6,306	$6,508

ACCOUNTS RECEIVABLE – net of allowance for doubtful
accounts of $212 in 2007 and $326 in 2006	1,634	1,277

DUE FROM CLEARING BROKER	536	495

DUE FROM BROKER	6,354	12,962

MARKETABLE SECURITIES	13,479	8,757

FIXED ASSETS - at cost (net of accumulated depreciation)	2,134	1,998

EXCESS OF COST OVER NET ASSETS ACQUIRED– net	1,900	1,900

OTHER ASSETS, including income taxes	1,458	951

TOTAL	$33,801	$34,848

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Accounts payable and accrued expenses	$4,186	$3,928
Note payable - bank	745	987
Trading securities sold, but not yet purchased	4,915	6,102
Net deferred income tax liabilities	777	528
Other liabilities	1,028	870

Total liabilities	11,651	12,415

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock - $.01 par value; 60,000,000 shares
authorized; issued and outstanding –8,392,000 shares	84	84
Additional paid-in capital	10,183	10,183
Retained earnings	11,267	11,923
Accumulated other comprehensive income	616	243

Total stockholders’ equity	22,150	22,433

TOTAL	$33,801	$34,848

See notes to condensed consolidated financial statements

Track Data Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(in thousands, except earnings per share)
(unaudited)

	2007	2006

SERVICE FEES AND REVENUE
Market Data Services	$9,465	$11,044
ECN Services	4,030	7,769
Broker-Dealer Commissions (includes
$51 in 2007 and $24 in 2006 from related party)	3,839	3,706

Total	17,334	22,519

COSTS, EXPENSES AND OTHER:
Direct operating costs (includes depreciation and amortization
of $324 and $296 in 2007 and 2006, respectively)	13,133	16,314
Selling and administrative expenses (includes depreciation and
amortization of $46 and $46 in 2007 and 2006, respectively)	5,482	5,417
Rent expense – related party	315	315
Marketing and advertising	131	139
Gain on arbitrage trading	(637)	(566)
Gain on sale of marketable securities – Innodata and Edgar Online	-	(1,776)
Interest income	(268)	(207)
Interest expense	270	191

Total	18,426	19,827

(LOSS) INCOME BEFORE INCOME TAXES	(1,092)	2,692

INCOME TAXES (BENEFIT) EXPENSE	(436)	1,077

NET (LOSS) INCOME	$(656)	$1,615

BASIC AND DILUTED NET (LOSS) INCOME PER SHARE	$(.08)	$.19

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	8,392	8,378

ADJUSTED DILUTIVE SHARES OUTSTANDING	8,392	8,378

See notes to condensed consolidated financial statements

Track Data Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2007 AND 2006
(in thousands, except earnings per share)
(unaudited)

	2007	2006
SERVICE FEES AND REVENUE
Market Data Services	$4,490	$5,499
ECN Services	1,826	4,568
Broker-Dealer Commissions (includes $27 in 2007
and $24 in 2006 from related party)	1,870	1,928

Total	8,186	11,995

COSTS, EXPENSES AND OTHER:
Direct operating costs (includes depreciation and amortization
of $162 and $154 in 2007 and 2006, respectively)	6,212	8,960
Selling and administrative expenses (includes depreciation and
amortization of $23 and $23 in 2007 and 2006, respectively)	2,713	2,643
Rent expense – related party	158	158
Marketing and advertising	84	107
Gain on arbitrage trading	(153)	(309)
Gain on sale of marketable securities – Innodata and Edgar Online	-	(1,088)
Interest income	(136)	(102)
Interest expense	122	102

Total	9,000	10,471

(LOSS) INCOME BEFORE INCOME TAXES	(814)	1,524

INCOME TAXES (BENEFIT) EXPENSE	(325)	610

NET (LOSS) INCOME	$(489)	$914

BASIC AND DILUTED NET (LOSS) INCOME PER SHARE	$(.06)	$.11

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	8,392	8,377

ADJUSTED DILUTIVE SHARES OUTSTANDING	8,392	8,377

See notes to condensed consolidated financial statements

Track Data Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’
EQUITY AND COMPREHENSIVE LOSS
SIX MONTHS ENDED JUNE 30, 2007
(in thousands)
(unaudited)

					Accumulated
	Number		Additional		Other	Stock-	Compre-
	of	Common	Paid-in	Retained	Comprehensive	holders’	hensive
	Shares	Stock	Capital	Earnings	Income	Equity	Loss

BALANCE,
JANUARY 1, 2007	8,392	$84	$10,183	$11,923	$243	$22,433

Net loss				(656)		(656)	$(656)

Unrealized gain on marketable securities
- net of taxes					374	374	374

Foreign currency
translation
adjustment					(1)	(1)	(1)

Comprehensive loss							$(283)

BALANCE,
JUNE 30, 2007	8,392	$84	$10,183	$11,267	$616	$22,150

See notes to condensed consolidated financial statements

Track Data Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(in thousands)
(unaudited)

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(656)	$1,615
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	370	342
Gain on sale of Innodata and Edgar Online common stock	-	(1,776)
Other	-	2
Changes in operating assets and liabilities:
Accounts receivable and due from clearing broker	(398)	(1,204)
Due from broker	6,608	1,905
Marketable securities	(4,099)	674
Other assets	(488)	432
Accounts payable and accrued expenses	258	646
Trading securities sold, but not yet purchased	(1,187)	(2,758)
Other liabilities, including deferred income taxes	22	217

Net cash provided by operating activities	430	95

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(526)	(539)
Investment in private company	-	(150)
Proceeds from sale of Innodata and Edgar Online common stock	-	1,785

Net cash (used in) provided by investing activities	(526)	1,096

CASH FLOWS FROM FINANCING ACTIVITIES:
Net payments of note payable - bank	(242)	(46)
Net proceeds on loans from employee savings program	137	84
Purchase of treasury stock	-	(20)

Net cash (used in) provided by financing activities	(105)	18

EFFECT OF EXCHANGE RATE DIFFERENCES ON CASH	(1)	(3)

NET (DECREASE) INCREASE IN CASH AND EQUIVALENTS	(202)	1,206

CASH AND EQUIVALENTS, BEGINNING OF PERIOD	6,508	4,469

CASH AND EQUIVALENTS, END OF PERIOD	$6,306	$5,675

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$270	$191
Income taxes	67	293

See notes to condensed consolidated financial statements

Track Data Corporation and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(unaudited)

1.
In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position as of June 30, 2007, and the results of operations for the three and six month periods ended June 30, 2007 and 2006 and cash flows for the six months ended June 30, 2007 and 2006.  The results of operations for the six months ended June 30, 2007 are not necessarily indicative of results that may be expected for any other interim period or for the full year.

These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2006 included in the Company’s Annual Report on Form 10-K. The accounting policies used in preparing these financial statements is the same as those described in the December 31, 2006 financial statements.

2.
The Company charges all costs incurred to establish the technological feasibility of a product or product enhancement to research and development expense. Research and development expenses, included in direct operating costs, were approximately $81,000 and $80,000 for the six months and $40,000 and $40,000 for the three months ended June 30, 2007 and 2006, respectively.

3.	Marketable securities consists of the following (in thousands):

	June 30,	December 31,
	2007	2006
Innodata - Available for sale securities - at market	$1,353	$730
Arbitrage trading securities - at market	12,126	8,027
Marketable securities	$13,479	$8,757
Arbitrage trading securities sold but not yet purchased – at market	$4,915	$6,102

During the year ended December 31, 2006, the Company sold its remaining shares of Edgar Online, Inc. (“EOL”), an Internet-based supplier of business, financial and competitive intelligence derived from U.S. Securities and Exchange Commission data. The Company received proceeds of $1,771,000 and recorded a gain of $1,766,000 during the six months ended June 30, 2006.

The Company owns 337,898 shares of Innodata, a provider of digital content outsourcing services.  The Company carries the investment at $1,353,000 the market value at June 30, 2007.  The difference between the cost of $324,000 and fair market value of these securities, net of $412,000 in deferred taxes, or $617,000 is classified as a component of accumulated other comprehensive income included in stockholders’ equity as of June 30, 2007.  At December 31, 2006, the Company owned 337,898 shares of Innodata.  The Company carried the investment at $730,000, the market value at December 31, 2006. The difference between the cost of $324,000 and fair market value of these securities, net of $163,000 in deferred taxes, or $243,000 is classified as a component of accumulated other comprehensive income included in stockholders’ equity at December 31, 2006.  The Company sold 3,500 shares, received proceeds of $14,000 and recorded a gain of $10,000 during the six months ended June 30, 2006.

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

As of June 30, 2007, trading securities had a long market value of $12,126,000 with a cost of $12,076,000 or a net unrealized gain of $50,000. Securities sold but not yet purchased, had a short market value of $4,915,000 with a cost/short proceeds of $4,816,000, or a net unrealized loss of $99,000.  The Company expects that its June 30, 2007 positions will be closed during the third quarter of 2007 and that other positions with the same strategy will be established.  The Company pledged its holdings in Innodata as collateral for its trading accounts.  In addition, the Company's Principal Stockholder, who served as its Chairman and CEO until his resignation on March 16, 2007 (referred to hereafter as “Principal Stockholder”), pledged approximately 1.3 million shares of his holdings in the Company's common stock as collateral for these accounts.  These shares were removed in July 2007 and may be repledged at a later date.  The Company is paying its Principal Stockholder at the rate of 2% per annum on the value of the collateral pledged.  Such payments aggregated $20,000 and $19,000 for the six months and $9,000 and $11,000 for the three months ended June 30, 2007 and 2006, respectively.

The Company recognized gains from arbitrage trading of $637,000 and $566,000 for the six months ended June 30, 2007 and 2006, respectively. The Company recognized gains from arbitrage trading of $153,000 and $309,000 for the three months ended June 30, 2007 and 2006, respectively.

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

4.
The Company has a line of credit with a bank up to a maximum of $3 million.  The line is collateralized by the assets of the Company and is guaranteed by its Principal Stockholder.  Interest is charged at 1.75% above the bank’s prime rate (11% at June 30, 2007) and is due on demand.  The Company may borrow up to 80% of eligible market data service receivables as defined, and is required to maintain a compensating balance of 10% of the outstanding loans.  At June 30, 2007, the Company had borrowings of $745,000 under the line.  Additional borrowings available on the line of credit at June 30, 2007 were $129,000 based on these formulas.

5.
Earnings (Loss) Per Share--Basic earnings (loss) per share is computed based on the weighted average number of common shares outstanding without consideration of potential common stock equivalents.  Diluted earnings per share are based on the weighted average number of common and potential dilutive common shares outstanding.  There was no effect on earnings per share as a result of potential dilution.  The calculation takes into account the shares that may be issued upon exercise of stock options, reduced by the shares that may be repurchased with the funds received from the exercise, based on the average price during the period. For the three and six months ended June 30, 2007 and 2006, the Company had 685,000 and 1,260,000 stock options outstanding, respectively, that were not included in the dilutive calculation because the effect on earnings (loss) per share is antidilutive.

 (Loss) earnings per share (in thousands, except per share):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net (loss) income	$(489)	$914	$(656)	$1,615

Weighted average common shares outstanding	8,392	8,377	8,392	8,378
Dilutive effect of outstanding options	-	-	-	-
Adjusted for dilutive computation	8,392	8,377	8,392	8,378

Basic (loss) income per share	$(.06)	$.11	$(.08)	$.19

Diluted (loss) income per share	$(.06)	$.11	$(.08)	$.19

6.
At June 30, 2007, the Company had seven stock-based employee compensation plans of which there were outstanding awards exercisable into 685,000 shares of common stock. No stock-based employee compensation cost is reflected in the statement of operations, as there was no vesting of outstanding stock option awards in 2006 or 2007.

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

The accounting policies of the segments are the same as those described in Note A, Summary of Significant Accounting Policies in the Company’s financial statements for the year ended December 31, 2006 included in Form 10-K.  Segment data includes charges allocating corporate overhead to each segment.  The Company has not disclosed asset information by segment as the information is not produced internally.  Substantially all long-lived assets are located in the U.S.  The excess of the purchase price of acquired businesses over the fair value of net assets (“goodwill”) on the dates of acquisition amounts to $1,900,000, net of accumulated amortization of $2,494,000 as of June 30,  2007 and December 31, 2006. The Company's business is predominantly in the U.S.  Revenues and net income from international operations are not material.

Information concerning operations in its business segments is as follows (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Revenues
Professional Market	$5,305	$8,712	$11,412	$16,161
Non-Professional Market	2,881	3,283	5,922	6,358
Total Revenues	$8,186	$11,995	$17,334	$22,519

Arbitrage Trading – gain on sale
of marketable securities	$153	$309	$637	$566
(Loss) income before unallocated
amounts and income taxes:
Professional Market	$(980)	$(422)	$(1,854)	$(476)
Non-Professional Market	214	775	587	1,247
Arbitrage Trading (including interest)	120	254	518	474
Unallocated amounts:
Depreciation and amortization	(185)	(177)	(370)	(342)
Gain on sale of Innodata and Edgar Online
common stock	-	1,088	-	1,776
Interest income, net	17	6	27	13

(Loss) income before income taxes	$(814)	$1,524	$(1,092)	$2,692

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

The Company's customer securities activities are transacted on either a cash or margin basis.  In margin transactions, the clearing broker extends credit to the Company's customers, subject to various regulatory margin requirements, collateralized by cash and securities in the customers' accounts.  However, the Company is required to either obtain additional collateral or to sell the customer's position if such collateral is not forthcoming.  The Company is responsible for any losses on such margin loans, and has agreed to indemnify its clearing broker for losses that the clearing broker may sustain from the customer accounts introduced by the Company.  At June 30, 2007, the Company had $15 million in margin credit extended to its customers.  The Company believes it is unlikely it will have to make material payments under the indemnification agreement and has not recorded any contingent liability in the condensed consolidated financial statements.

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

9.
Net Capital Requirements -- The Securities and Exchange Commission (“SEC”), NASD, and various other regulatory agencies have stringent rules requiring the maintenance of specific levels of net capital by securities brokers, including the SEC’s uniform net capital rule, which governs TDSC.  Net capital is defined as assets minus liabilities, plus other allowable credits and qualifying subordinated borrowings less mandatory deductions that result from excluding assets that are not readily convertible into cash and from valuing other assets, such as a firm’s positions in securities, conservatively. Among these deductions are adjustments in the market value of securities to reflect the possibility of a market decline prior to disposition.

As of June 30, 2007, TDSC was required to maintain minimum net capital, in accordance with SEC rules, of $1 million and had total net capital of $4,400,000, or approximately $3,400,000 in excess of minimum net capital requirements.

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

The operations of TDSC are subject to reviews by regulators within its industry, which include the SEC and the NASD. In the past, certain reviews have resulted in the Company incurring fines and required the Company to change certain of its internal controls and operating procedures. In April 2007, the Company settled one such review by the NASD for $185,000 which was accrued at December 31, 2006.  Ongoing and future reviews may result in the Company incurring additional fines and changes in its internal control and operating procedures. Management does not expect any ongoing reviews to have a material affect on the Company’s financial position or statement of operations.

10.     Comprehensive (loss) income is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net (loss) income	$(489)	$914	$(656)	$1,615
Unrealized (loss) gain on marketable
securities-net of taxes	228	(96)	374	311
Reclassification adjustment for
gain on marketable securities
- net of taxes	-	(772)	-	(944)
Foreign currency translation adjustment	(1)	-	(1)	-
Comprehensive (loss) income	$(262)	$46	$(283)	$982

11.
The Company leases its executive office facilities in Brooklyn from a limited partnership owned by the Company’s Principal Stockholder and members of his family.  The Company paid the partnership rent of $158,000 for each of the three months and $315,000 for each of the six months ended June 30, 2007 and 2006, respectively.  The lease provided for the Company to pay $630,000 per annum through April 1, 2006.  The Company is presently paying at the same rate without a new lease. This lease is expected to be renewed for another one-year period.

12.
From time to time the Company is subject to legal proceedings and claims, which arise, in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the Company’s financial position or results of operations.

13.
In May 2006, the Company purchased a non-dilutable 15% interest in SFB Market Systems, Inc. (“SFB”) for $150,000 cash.  SFB is a privately held company that provides an online centralized securities symbol management system and related equity and option information for updating and loading master files. The Company currently has a representative on SFB’s four member Board of Directors.  The Company accounts for its investment in SFB under the cost method, and is included in other assets in the balance sheet as of June 30, 2007 and December 31, 2006.

14.
In April 2006, the Company’s Principal Stockholder formed a private limited partnership of which he is the general partner for the purpose of operating a hedge fund for trading in certain options strategies. The Company has no financial interest in or commitments related to, the hedge fund. The hedge fund opened a trading account with the Company’s broker-dealer. The Company charged commissions to the hedge fund of $27,000 and $24,000 for the three months and $51,000 and $24,000 for the six months ended June 30, 2007 and 2006, respectively.

15.
The Company has an employee savings program under which employees may make deposits and receive interest at the prime rate. As of June 30, 2007, the Company’s CEO/CFO had savings in the program of $561,000 and received interest of $11,000 and $21,000 during the three and six months ended June 30, 2007, respectively.  Amounts due to employees under the program aggregated $883,000 which is included in other liabilities at June 30, 2007.

16.
In April 2007, the Company entered into an agreement with EuroECN S.A. ("EURO"), a Luxembourg based company that intends to develop and operate an electronic trading system for the European market.  EURO has not as yet commenced operations.  The agreement provides for the Company to sell its ECN matching engine software to EURO for its exclusive use in the European market in exchange for $250,000 cash and an initial 8% equity position in EURO.  The equity interest is non-dilutable to less than 5%.  EURO has not made the payments required in the agreement and the Company has not delivered the software.  The Company views the non-payment as a termination of the agreement by EURO, although the Company may agree to amend this arrangement at a later date.  The Company has not recorded this transaction and has been unsuccessful in its efforts to contact EURO.

17.
On June 14, 2005, the SEC filed a civil complaint against Barry Hertz, the Company’s Chairman and CEO at that time, alleging violations of various provisions of the federal securities laws in connection with certain transactions in the Company’s stock owned by others. Mr. Hertz reached a settlement with the SEC in March, 2007 regarding these charges. Mr. Hertz consented, without admitting or denying the allegations in the SECs complaint, to a permanent injunction from violations of Section 10(b) and 10b-5 of the Exchange Act and Section 17(a) of the Securities Act of 1933, a two-year bar from serving as an officer or director of a publicly traded company, a two-year bar from association with a broker or dealer, and also agreed to pay approximately $136,000 in disgorgement, interest and civil penalties.  In May, 2007, the Board of Directors agreed to reimburse Mr. Hertz under the indemnification provisions of Delaware law, $75,000 for the disgorgement and interest portion of the amounts paid to the SEC by him.

18.
The Company has adopted the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"), on January 1, 2007.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement 109, "Accounting for Income Taxes," and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

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

The Company's policy for recording interest and penalties associated with audits is to record such items as a component of income before income taxes.  Penalties are recorded in other expense and interest paid or received is recorded in interest expense or interest income, respectively, in the statement of operations.  For the six months ended June 30, 2007, penalties and interest related to the settlements of audits was insignificant.

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

Relevant Factors

The Company's Professional Market segment revenues experienced significant declines since 2001 from a combination of staffing reductions in the securities industry, the use by customers of internally developed services, or lower priced services offered by the Company or other vendors.  This trend has continued into 2007.  One customer, with monthly revenues of approximately $90,000, cancelled a customized market data service in March, 2007.  Despite the addition of new subscribers to Track ECN, the Company has not been able to significantly increase revenues.  Profit margins are very low in this business and significant volume is necessary to have an impact on the results of operations.  Until October, 2006, Track ECN displayed orders submitted by its subscribers on Nasdaq's trading platform.  Broker-dealers could access this liquidity through Nasdaq.  Nasdaq was authorized to operate as an exchange and Track ECN was no longer able to operate its business on Nasdaq’s platform.  Track ECN currently displays its orders on the National Stock Exchange. This change has resulted in significantly lower revenues.  Recently, Track ECN has experienced increases in its business although it has not reached the revenue levels it achieved on Nasdaq. In addition, revenues were reduced in the second quarter of 2007 by a new regulation that limited ECN charges for trading of stocks under $1.00.  The Company commenced self-clearing of its ECN business at the end of the third quarter of 2005 in an effort to decrease costs associated with ECN revenues.  Although TDSC has approval from NASD-R for “clearing” of its Track ECN business, it is a limited approval for it to submit two sided trade data respecting trades which were executed by broker-dealers on the Track ECN.  TDSC submits this data to the National Securities Clearing Corporation so that the actual trading counterparties can compare, clear and settle their trades and, except in the case of a rare error, TDSC “drops out” of the clearing process.  This effort to "self-clear" was a step to reduce costs of having a third party handle this function.

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

Results of Operations

Three Months Ended June 30, 2007 and 2006

Revenues for the three months ended June 30, 2007 and 2006 were $8,186,000 and $11,995,000, respectively, a decrease of 32%.  The Company’s Professional Market segment had revenues for the three months ended June 30, 2007 and 2006 of $5,305,000 and $8,712,000 respectively, a decrease of 39% for this segment.  The Company’s Non-Professional Market segment had revenues of $2,881,000 and $3,283,000, respectively, for the three months ended June 30, 2007 and 2006, a decrease of 12% for this segment.  The decrease in revenues was principally attributable to the Company’s Track ECN which revenues decreased approximately $2.7 million.  Until October, 2006, Track ECN displayed orders submitted by its subscribers on Nasdaq's trading platform.  Broker-dealers could access this liquidity through Nasdaq.  Nasdaq was authorized to operate as an exchange and Track ECN was no longer able to operate its business on Nasdaq’s platform.  Track ECN currently displays its quotes on the National Stock Exchange. This change has resulted in significantly lower ECN revenues since November, 2006.  In addition, ECN revenues were reduced by a new regulation that limited the charges for trading of stocks priced under $1.00.  ECN revenues have been increasing recently, although not to levels experienced on Nasdaq. Since 2001, the Company has experienced a decline in revenues from its market data services to the Professional Market segment due principally to staffing reductions in the securities industry, the use by customers of internally developed services, or lower priced services that are offered by the Company or other vendors.  This trend has continued in 2007, negatively impacting revenues and profits.  One customer, with monthly revenues of approximately $90,000, cancelled a customized market data service in March, 2007.

Direct operating costs were $6,212,000 for the three months ended June 30, 2007 and $8,960,000 for the similar period in 2006, a decrease of 31%.  Direct operating costs as a percentage of revenues were 76% in 2007 and 75% in 2006.  Without giving effect to unallocated depreciation, amortization expense and costs directly allocated to the Arbitrage segment, the Company’s Professional Market segment had $4,265,000 and $7,033,000 of direct costs for the three months ended June 30, 2007 and 2006, respectively, a decrease of 39%.   Direct operating costs as a percentage of revenues for the Professional segment were 80% in 2007 and 81% in 2006.  The dollar decrease is due principally to the decreased ECN and market data revenues. The Company’s Non-Professional Market segment had $1,755,000 and $1,724,000 in direct costs for the three months ended June 30, 2007 and 2006, respectively, an increase of 2%.  Direct operating costs as a percentage of revenues for the Non-Professional segment were 61% in 2007 and 53% in 2006. Certain direct operating costs are allocated to each segment based on revenues. Direct operating costs include direct payroll, direct telecommunication costs, computer supplies, depreciation, equipment lease expense and the amortization of software development costs, costs of clearing, back office payroll and other direct broker-dealer expenses and ECN customer commissions and clearing.

Selling and administrative expenses were $2,713,000 and $2,643,000 in the 2007 and 2006 periods, respectively, an increase of 3%.  Selling and administrative expenses as a percentage of revenues was 33% in 2007 and 22% in 2006.  Without giving effect to unallocated depreciation, amortization expense and costs directly allocated to the Arbitrage segment, selling and administrative expenses for the Professional Market segment were $1,873,000 and $1,911,000 in the 2007 and 2006 periods, respectively, a decrease of 2%.  For the Professional Market segment selling and administrative expenses as a percentage of revenues was 35% in 2007 and 22% in 2006.  Selling and administrative expenses for the Non-Professional segment were $817,000 and $709,000 in the 2007 and 2006 periods, respectively, an increase of 15%.  For the Non-Professional segment selling and administrative expense as a percentage of revenue was 28% in 2007 and 22% in 2006.  Certain selling and administrative expenses are allocated to each segment based on revenues.

The Professional Market segment realized a loss of $980,000 in 2007 compared to a loss of $422,000 before unallocated amounts and income taxes in 2006.  The Non-Professional Market segment realized income of $214,000 in 2007 and $775,000 in 2006 before unallocated amounts and income taxes. The Arbitrage segment realized income of $120,000 in 2007 compared to $254,000 in 2006 before unallocated amounts and income taxes.

In 2006, the Company recognized a gain of $1,088,000 from the sale of shares of Innodata and Edgar Online common stock.

Net interest income in 2007 was $14,000 compared to net interest expense of $0 in 2006. The increase in interest income in 2007 is due principally to reduced levels of margin debt in connection with the Company's arbitrage trading program.

As a result of the above-mentioned factors, the Company realized a loss before taxes of $814,000 in the 2007 period compared to income before taxes of $1,524,000 in 2006.

The Company realized a net loss of $489,000 in 2007 compared to net income of $914,000 in 2006.

Six Months Ended June 30, 2007 and 2006

Revenues for the six months ended June 30, 2007 and 2006 were $17,334,000 and $22,519,000, respectively, a decrease of 23%.  The Company’s Professional Market segment had revenues for the six months ended June 30, 2007 and 2006 of $11,412,000 and $16,161,000, respectively, a decrease of 29% for this segment.  The Company’s Non-Professional Market segment had revenues of $5,922,000 and $6,358,000, respectively, for the six months ended June 30, 2007 and 2006, a decrease of 7% for this segment. The decrease in revenues was principally attributable to the Company’s Track ECN which revenues decreased approximately $3.7 million.  Until October, 2006, Track ECN displayed orders submitted by its subscribers on Nasdaq's trading platform.  Broker-dealers could access this liquidity through Nasdaq.  Nasdaq was authorized to operate as an exchange and Track ECN was no longer able to operate its business on Nasdaq’s platform.  Track ECN currently displays its quotes on the National Stock Exchange. This change has resulted in significantly lower ECN revenues since November, 2006.  ECN revenues have been increasing recently, although not to levels experienced on Nasdaq. Market data revenues decreased approximately $1.5 million in 2007 compared to 2006. Since 2001, the Company has experienced a decline in revenues from its market data services to the Professional Market segment due principally to staffing reductions in the securities industry, the use by customers of internally developed services, or lower priced services that are offered by the Company or other vendors.  This trend has continued in 2007, negatively impacting revenues and profits.  One customer, with monthly revenues of approximately $90,000, cancelled a customized market data service in March, 2007.

Direct operating costs were $13,133,000 for the six months ended June 30, 2007 and $16,314,000 for the similar period in 2006, a decrease of 19%.  Direct operating costs as a percentage of revenues were 76% in 2007 and 72% in 2006.  Without giving effect to unallocated depreciation, amortization expense and costs directly allocated to the Arbitrage segment, the Company’s Professional Market segment had $9,264,000 and $12,547,000 of direct costs for the six months ended June 30, 2007 and 2006, respectively, a decrease of 26%.   Direct operating costs as a percentage of revenues for the Professional segment were 81% in 2007 and 78% in 2006.  The dollar decrease is due principally to the decreased ECN and market data revenues. The Company’s Non-Professional Market segment had $3,455,000 in 2007 and $3,375,000 in direct costs for the six months ended June 30, 2007 and 2006, respectively, an increase of 2%.  Direct operating costs as a percentage of revenues for the Non-Professional segment were 58% in 2007 and 53% in 2006.  Certain direct operating costs are allocated to each segment based on revenues.

Selling and administrative expenses were $5,482,000 and $5,417,000 in the 2007 and 2006 periods, respectively, an increase of 1%.  Selling and administrative expenses as a percentage of revenues was 32% in 2007 and 24% in 2006.  Without giving effect to unallocated depreciation, amortization expense and costs directly allocated to the Arbitrage segment, selling and administrative expenses for the Professional Market segment were $3,737,000 and $3,784,000 in the 2007 and 2006 periods, respectively, a decrease of 1%.  For the Professional Market segment selling and administrative expenses as a percentage of revenues was 33% in 2007 and 23% in 2006.  Selling and administrative expenses for the Non-Professional segment were $1,699,000 and $1,587,000 in the 2007 and 2006 periods, respectively, an increase of 7%.  For the Non-Professional segment selling and administrative expense as a percentage of revenue was 29% in 2007 and 25% in 2006.  Certain selling and administrative expenses are allocated to each segment based on revenues.

The Professional Market segment realized a loss of $1,854,000 in 2007 compared to a loss of $476,000 before unallocated amounts and income taxes in 2006.  The Non-Professional Market segment realized income of $587,000 in 2007 and $1,247,000 in 2006 before unallocated amounts and income taxes. The Arbitrage segment realized income of $518,000 in 2007 compared to income of $474,000 in 2006 before unallocated amounts and income taxes.

In 2006, the Company recognized a gain of $1,776,000 from the sale of shares of Innodata and Edgar Online common stock.

Net interest expense in 2007 was $2,000 compared to net interest income of $16,000 in 2006. The decrease in interest income in 2007 is due principally to increased levels of margin debt in connection with the Company's arbitrage trading program.

As a result of the above-mentioned factors, the Company realized a loss before taxes of $1,092,000 in the 2007 period compared to income before taxes of $2,692,000 in 2006.

The Company realized a net loss of $656,000 in 2007 compared to net income of $1,615,000 in 2006.

Liquidity and Capital Resources

During the six months ended June 30, 2007, cash provided by operating activities was $430,000 compared to $95,000 in 2006.  The increase in 2007 was principally due to decreased receivables. Cash flows used in investing activities in 2007 were $526,000 compared to cash provided by investing activities of $1,096,000 in 2006.  The decrease was due principally to sales of Innodata and Edgar Online common stock in 2006. Cash flows used in financing activities were $105,000 in 2007 compared to cash provided by financing activities of $18,000 in 2006. The decrease was due to repayment of bank obligations in 2007.

The Company has a line of credit with a bank up to a maximum of $3 million.  The line is collateralized by the assets of the Company and is guaranteed by its Principal Stockholder.  Interest is charged at 1.75% above the bank’s prime rate and is due on demand.  The Company may borrow up to 80% of eligible market data service receivables as defined, and is required to maintain a compensating balance of 10% of the outstanding loans.  At June 30, 2007, the Company had borrowings of $745,000 under the line.  Additional borrowings available on the line of credit at June 30, 2007 were $129,000 based on these formulas.

The Company has significant positions in stocks and options and receives significant proceeds from the sale of trading securities sold but not yet purchased under the arbitrage trading strategy described in Note 3 of Notes to the accompanying Condensed Consolidated Financial Statements.  The Company expects that its June 30, 2007 positions will be closed during the third quarter of 2007 and that other positions with the same strategy will be established.  The level of trading activity is partially dependent on the value of the shares of Track Data pledged by its Principal Stockholder and Innodata common stock that is held as collateral.

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

From time to time the Company is subject to legal proceedings and claims that arise in the ordinary course of its business.  In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the Company's financial position.

Off Balance Sheet Risk

In connection with the Company's broker-dealer operations, certain customer securities activities are transacted on a margin basis.  The Company's clearing broker extends credit to the Company's customers, subject to various regulatory margin requirements, collateralized by cash and securities in the customers' accounts.  In the event of a decline in the market value of the securities in a margin account, the Company is required to either obtain additional collateral from the customer or to sell the customer's position if such collateral is not forthcoming.  The Company is responsible for any losses on such margin loans, and has agreed to indemnify its clearing broker for losses that the clearing broker may sustain from the customer accounts introduced by the Company.  The Company and its clearing broker seek to control the risks associated with customer activities by monitoring required margin levels daily and, pursuant to such guidelines, requiring the customer to deposit additional collateral or to reduce positions when necessary.  At June 30, 2007, the Company had $15 million in margin credit extended to its customers.  The Company believes it is unlikely it will have to make material payments under the indemnification agreement and has not recorded any contingent liability in the Condensed Consolidated Financial Statements.

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

The Company is exposed to interest rate change market risk with respect to its credit facility with a financial institution, which is priced based on the prime rate of interest. At June 30, 2007, there was $745,000 outstanding under the credit facility. Changes in the prime interest rate during fiscal 2007 will have a positive or negative effect on the Company's interest expense. Such exposure will increase should the Company maintain higher levels of borrowing during 2007.

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

The Company conducts business through a clearing broker, which settles all trades for the Company, on a fully disclosed basis, on behalf of its customers.  The Company earns commissions as an introducing broker for the transactions of its customers.  In the normal course of business, the Company's customer activities involve the execution of various customer securities transactions.  These activities may expose the Company to off-balance-sheet risk in the event the customer or other broker is unable to fulfill its contracted obligations and the Company has to purchase or sell the financial instrument underlying the obligation at a loss.  At June 30, 2007, the Company had $15 million in margin credit extended to its customers.

ITEM 4.  CONTROLS AND PROCEDURES

An evaluation has been carried out under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer, of the effectiveness of the design and the operation of our "disclosure controls and procedures" (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2007 (“Evaluation Date”). Based on such evaluation, our Chief Executive Officer, Chief Financial Officer has concluded that, as of the Evaluation Date, the disclosure controls and procedures are reasonably designed and effective to ensure that (i) information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) such information is accumulated and communicated to our management, including our Chief Executive Officer, Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

April, 2007

May, 2007

June, 2007

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

TRACK DATA CORPORATION

Date:	8/13/07	/s/ Martin Kaye
Martin Kaye
Chief Executive Officer
Principal Financial Officer