Form 10-Q
period 2007-09-30
TRACK DATA CORP
filed 2007-11-13
CIK 922811

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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
☐ Yes  ☑ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of October 31, 2007 there were 8,392,000 shares of common stock outstanding.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements
See pages 3-15

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
See pages 16-22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
See page 23

Item 4.	Controls and Procedures
See page 23

PART II.	OTHER INFORMATION
See page 24

Track Data Corporation and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except number of shares)
	September 30,	December 31,
	2007	2006

ASSETS	(unaudited)	(audited)

CASH AND EQUIVALENTS	$5,136	$6,508

ACCOUNTS RECEIVABLE – net of allowance for doubtful
accounts of $211 in 2007 and $326 in 2006	2,162	1,277

DUE FROM CLEARING BROKER	511	495

DUE FROM BROKER	10,617	12,962

MARKETABLE SECURITIES	7,676	8,757

FIXED ASSETS - at cost (net of accumulated depreciation)	2,078	1,998

EXCESS OF COST OVER NET ASSETS ACQUIRED– net	1,900	1,900

OTHER ASSETS, including income taxes	1,581	951

TOTAL	$31,661	$34,848

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Accounts payable and accrued expenses	$4,358	$3,928
Note payable - bank	256	987
Trading securities sold, but not yet purchased	3,215	6,102
Net deferred income tax liabilities	761	528
Other liabilities	1,121	870

Total liabilities	9,711	12,415

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock - $.01 par value; 60,000,000 shares
authorized; issued and outstanding –8,392,000 shares	84	84
Additional paid-in capital	10,183	10,183
Retained earnings	11,094	11,923
Accumulated other comprehensive income	589	243

Total stockholders’ equity	21,950	22,433

TOTAL	$31,661	$34,848

See notes to condensed consolidated financial statements

Track Data Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(in thousands, except earnings per share)
(Unaudited)

	2007	2006

SERVICE FEES AND REVENUE
Market Data Services	$13,945	$16,408
ECN Services	5,919	11,113
Broker Dealer Commissions (includes
$92 in 2007 and $55 in 2006 from related party)	5,980	5,321

Total	25,844	32,842

COSTS, EXPENSES AND OTHER:
Direct operating costs (includes depreciation and amortization
of $485,000 and $445,000 in 2007 and 2006, respectively)	19,603	23,882
Selling and administrative expenses (includes depreciation and
amortization of $66,000 and $69,000 in 2007 and 2006, respectively)	8,065	8,027
Rent expense – related party	473	473
Marketing and advertising	181	162
Gain on arbitrage trading	(1,271)	(973)
Gain on sale of marketable securities – Innodata and Edgar Online	-	(1,777)
Interest income	(360)	(282)
Interest expense	535	265

Total	27,226	29,777

(LOSS) INCOME BEFORE INCOME TAXES	(1,382)	3,065

INCOME TAXES (BENEFIT) EXPENSE	(553)	1,226

NET (LOSS) INCOME	$(829)	$1,839

BASIC AND DILUTED NET (LOSS) INCOME PER SHARE	$(.10)	$.22

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	8,392	8,379

ADJUSTED DILUTIVE SHARES OUTSTANDING	8,392	8,389

See notes to condensed consolidated financial statements

Track Data Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(in thousands, except earnings per share)
(Unaudited)

	2007	2006

SERVICE FEES AND REVENUE
Market Data Services	$4,480	$5,364
ECN Services	1,889	3,344
Broker-Dealer Commissions (includes $41 in 2007 and $31
in 2006 from related party)	2,141	1,615

Total	8,510	10,323

COSTS, EXPENSES AND OTHER:
Direct operating costs (includes depreciation and amortization
of $162,000 and $149,000 in 2007 and 2006, respectively)	6,470	7,568
Selling and administrative expenses (includes depreciation and
amortization of $20,000 and $23,000 in 2007 and 2006, respectively)	2,583	2,610
Rent expense – related party	158	158
Marketing and advertising	50	23
Gain on arbitrage trading	(634)	(407)
Gain on sale of marketable securities—Innodata and Edgar Online	-	(1)
Interest income	(92)	(75)
Interest expense	265	74

Total	8,800	9,950

(LOSS) INCOME BEFORE INCOME TAXES	(290)	373

INCOME TAXES (BENEFIT) EXPENSE	(117)	149

NET (LOSS) INCOME	$(173)	$224

BASIC AND DILUTED NET (LOSS) INCOME PER SHARE	$(.02)	$.03

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	8,392	8,379

ADJUSTED DILUTIVE SHARES OUTSTANDING	8,392	8,410

See notes to condensed consolidated financial statements

Track Data Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’
EQUITY AND COMPREHENSIVE LOSS
NINE MONTHS ENDED SEPTEMBER 30, 2007
(in thousands)
(Unaudited)

					Accumulated
	Number		Additional		Other	Stock-	Compre-
	of	Common	Paid-in	Retained	Comprehensive	holders’	hensive
	Shares	Stock	Capital	Earnings	Income	Equity	Loss

BALANCE, JANUARY 1, 2007	8,392	$84	$10,183	$11,923	$243	$22,433

Net loss				(829)		(829)	$(829)

Unrealized gain on marketable
securities -net of taxes					349	349	349

Foreign currency
translation adjustment					(3)	(3)	(3)

Comprehensive loss							$(483)

BALANCE, SEPTEMBER 30, 2007	8,392	$84	$10,183	$11,094	$589	$21,950

See notes to condensed consolidated financial statements

Track Data Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(in thousands)
(Unaudited)

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(829)	$1,839
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	554	514
Tax effect of stock options exercised	-	11
Gain on sale of Innodata and Edgar Online common stock	-	(1,777)
Other	-	2
Changes in operating assets and liabilities:
Accounts receivable and due from clearing broker	(901)	(874)
Due from broker	2,345	(4,008)
Marketable securities	1,663	3,207
Other assets	(612)	415
Accounts payable and accrued expenses	430	1,396
Trading securities sold, but not yet purchased	(2,887)	949
Other liabilities, including income taxes	99	(24)

Net cash (used in) provided by operating activities	(138)	1,650

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(654)	(808)
Investment in private company	-	(150)
Proceeds from sale of Innodata and Edgar Online common stock	-	1,787

Net cash (used in) provided by investing activities	(654)	829

CASH FLOWS FROM FINANCING ACTIVITIES:
Net payments of note payable – bank	(731)	(278)
Net proceeds from contributions to employee savings program	154	161
Purchase of treasury stock	-	(20)
Proceeds from exercise of stock options	-	56

Net cash used in financing activities	(577)	(81)

EFFECT OF EXCHANGE RATE DIFFERENCES ON CASH	(3)	(2)

NET (DECREASE) INCREASE IN CASH	(1,372)	2,396

CASH AND EQUIVALENTS, BEGINNING OF PERIOD	6,508	4,469

CASH AND EQUIVALENTS, END OF PERIOD	$5,136	$6,865

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$535	$265
Income taxes	67	698

See notes to condensed consolidated financial statements

Track Data Corporation and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(unaudited)

1.
In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position as of September 30, 2007, and the results of operations for the three and nine month periods ended September 30, 2007 and 2006 and cash flows for the nine months ended September 30, 2007 and 2006.  The results of operations for the nine months ended September 30, 2007 are not necessarily indicative of results that may be expected for any other interim period or for the full year.

These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2006 included in the Company’s Annual Report on Form 10-K. The accounting policies used in preparing these financial statements is the same as those described in the December 31, 2006 financial statements.

2.
The Company charges all costs incurred to establish the technological feasibility of a product or product enhancement to research and development expense. Research and development expenses, included in direct operating costs, were approximately $122,000 and $119,000 for the nine months and $41,000 and $40,000 for the three months ended September 30, 2007 and 2006, respectively.

3.	Marketable securities consists of the following (in thousands):

	September 30,	December 31,
	2007	2006
Innodata - Available for sale securities - at market	$1,312	$730
Arbitrage trading securities - at market	6,364	8,027
Marketable securities	$7,676	$8,757
Arbitrage trading securities sold but not yet purchased – at market	$3,215	$6,102

During the year ended December 31, 2006, the Company sold its remaining shares of Edgar Online, Inc. (“EOL”), an Internet-based supplier of business, financial and competitive intelligence derived from U.S. Securities and Exchange Commission data. The Company received proceeds of $1,771,000 and recorded a gain of $1,766,000 during the nine months ended September 30, 2006.

The Company owns 337,898 shares of Innodata, a provider of digital content outsourcing services.  The Company carries the investment at $1,312,000, the market value at September 30, 2007.  The difference between the cost of $324,000 and fair market value of these securities, net of $396,000 in deferred taxes, or $592,000 is classified as a component of accumulated other comprehensive income included in stockholders’ equity as of September 30, 2007.  At December 31, 2006, the Company owned 337,898 shares of Innodata.  The Company carried the investment at $730,000, the market value at December 31, 2006. The difference between the cost of $324,000 and fair market value of these securities, net of $163,000 in deferred taxes, or $243,000 is classified as a component of accumulated other comprehensive income included in stockholders’ equity at December 31, 2006.

The Company sold 3,500 shares, received proceeds of $14,000 and recorded a gain of $10,000 during the nine months ended September 30, 2006.

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

As of September 30, 2007, trading securities had a long market value of $6,364,000 with a cost of $6,382,000, or a net unrealized loss of $18,000. Securities sold but not yet purchased, had a short market value of $3,215,000 with a cost/short proceeds of $3,165,000, or a net unrealized loss of $50,000.  The Company expects that its September 30, 2007 positions will be closed during the fourth quarter of 2007 and that other positions with the same strategy will be established.  The Company pledged its holdings in Innodata as collateral for its trading accounts.  In addition, the Company's Principal Stockholder, who served as its Chairman and CEO until his resignation on March 16, 2007 (referred to hereafter as “Principal Stockholder”), pledged approximately 3 million shares of his holdings in the Company's common stock as collateral for these accounts.  The Company is paying its Principal Stockholder at the rate of 2% per annum on the value of the collateral pledged.  Such payments aggregated $26,000 and $30,000 for the nine months and $5,000 and $12,000 for the three months ended September 30, 2007 and 2006, respectively.

The Company recognized gains from arbitrage trading of $1,271,000 and $973,000 for the nine months ended September 30, 2007 and 2006, respectively. The Company recognized gains from arbitrage trading of $634,000 and $407,000 for the three months ended September 30, 2007 and 2006, respectively.

At December 31, 2006, trading securities had a long market value of $8,027,000 with a cost of $8,013,000, or a net unrealized gain of $14,000.  Securities sold but not yet purchased, had a short market value of $6,102,000 with a cost/short proceeds of $6,102,000.

In connection with the arbitrage trading activity, the Company incurs margin loans, which were insignificant at September 30, 2007.  The Company is exposed to interest rate change market risk with respect to these margin loans.  The level of trading in the arbitrage trading account is partially dependent on the margin value of Track Data common stock pledged by its Principal Stockholder, and Innodata common stock, which is used as collateral. The market value of such securities is dependent on future market conditions for these companies over which the Company has little or no control.

4.
The Company has a line of credit with a bank up to a maximum of $3 million.  The line is collateralized by the assets of the Company and is guaranteed by its Principal Stockholder.  Interest is charged at 1.75% above the bank’s prime rate (9.5% at September 30, 2007) and is due on demand.  The Company may borrow up to 80% of eligible market data service receivables as defined, and is required to maintain a compensating balance of 10% of the outstanding loans.  At September 30, 2007, the Company had borrowings of $256,000 under the line.  Additional borrowings available on the line of credit at September 30, 2007 were $606,000 based on these formulas.

5.
Earnings (Loss) Per Share--Basic earnings (loss) per share is computed based on the weighted average number of common shares outstanding without consideration of potential common stock equivalents.  Diluted earnings per share are based on the weighted average number of common and potential dilutive common shares outstanding.  There was no effect on earnings per share as a result of potential dilution.  The calculation takes into account the shares that may be issued upon exercise of stock options, reduced by the shares that may be repurchased with the funds received from the exercise, based on the average price during the period. For the three and nine months ended September 30, 2007 and 2006, the Company had 685,000 and 1,192,000 stock options outstanding, respectively, that were not included in the dilutive calculation because the effect on earnings (loss) per share is antidilutive.

 (Loss) earnings per share (in thousands, except per share):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net (loss) income	$(173)	$224	$(829)	$1,839

Weighted average common shares outstanding	8,392	8,379	8,392	8,379
Dilutive effect of outstanding options	-	31	-	10
Adjusted for dilutive computation	8,392	8,410	8,392	8,389

Basic (loss) income per share	$(.02)	$.03	$(.10)	$.22

Diluted (loss) income per share	$(.02)	$.03	$(.10)	$.22

6.
The Company accounts for employee stock-based compensation in accordance with SFAS 123(R), “Share-Based Payment.” The requirements of SFAS 123(R) result in compensation charges to the Company’s statement of operations for the fair value of options granted to employees.  At September 30, 2007, the Company had seven stock-based employee compensation plans of which there were outstanding awards exercisable into 685,000 shares of common stock. No stock-based employee compensation cost is reflected in the statement of operations, as there was no vesting of outstanding stock option awards in 2007 or 2006.

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

The accounting policies of the segments are the same as those described in Note A, Summary of Significant Accounting Policies in the Company’s financial statements for the year ended December 31, 2006 included in Form 10-K.  Segment data includes charges allocating corporate overhead to each segment.  The Company has not disclosed asset information by segment as the information is not produced internally.  Substantially all long-lived assets are located in the U.S.  The excess of the purchase price of acquired businesses over the fair value of net assets (“goodwill”) on the dates of acquisition amounts to $1,900,000, net of accumulated amortization of $2,494,000 as of September 30, 2007 and December 31, 2006. The Company's business is predominantly in the U.S.  Revenues and net income from international operations are not material.

Information concerning operations in its business segments is as follows (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
Revenues
Professional Market	$5,198	$7,375	$16,610	$23,536
Non-Professional Market	3,312	2,948	9,234	9,306
Total Revenues	$8,510	$10,323	$25,844	$32,842

Arbitrage Trading – gain on sale
of marketable securities	$634	$407	$1,271	$973
(Loss) income before unallocated
amounts and income taxes:
Professional Market	$(1,062)	$(376)	$(2,916)	$(852)
Non-Professional Market	552	560	1,138	1,807
Arbitrage Trading (including interest)	387	346	905	821
Unallocated amounts:
Depreciation and amortization	(185)	(172)	(554)	(514)
Gain on sale of Innodata and Edgar Online
common stock	-	1	-	1,777
Interest income, net	18	14	45	26

(Loss) income before income taxes	$(290)	$373	$(1,382)	$3,065

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

The Company's customer securities activities are transacted on either a cash or margin basis.  In margin transactions, the clearing broker extends credit to the Company's customers, subject to various regulatory margin requirements, collateralized by cash and securities in the customers' accounts.  However, the Company is required to either obtain additional collateral or to sell the customer's position if such collateral is not forthcoming.  The Company is responsible for any losses on such margin loans, and has agreed to indemnify its clearing broker for losses that the clearing broker may sustain from the customer accounts introduced by the Company.  At September 30, 2007, the Company had $13.5 million in margin credit extended to its customers.  The Company believes it is unlikely it will have to make material payments under the indemnification agreement and has not recorded any contingent liability in the condensed consolidated financial statements.

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

As of September 30, 2007, TDSC was required to maintain minimum net capital, in accordance with SEC rules, of $1 million and had total net capital of $3,214,000, or approximately $2,214,000 in excess of minimum net capital requirements.

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

The operations of TDSC are subject to reviews by regulators within its industry, which include the SEC and the NASD. In the past, certain reviews have resulted in the Company incurring fines and required the Company to change certain of its internal controls and operating procedures. In April 2007, the Company settled one such review by paying the NASD $185,000, which was accrued at December 31, 2006.  Ongoing and future reviews may result in the Company incurring additional fines and changes in its internal control and operating procedures. Management does not expect any ongoing reviews to have a material affect on the Company’s financial position or statement of operations.

10.        Comprehensive (loss) income is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net (loss) income	$(173)	$224	$(829)	$1,839
Unrealized (loss) gain on marketable
securities-net of taxes	(25)	(125)	349	186
Reclassification adjustment for
gain on marketable securities
- net of taxes		(2)		(946)
Foreign currency translation adjustment	(2)	-	(3)	-
Comprehensive (loss) income	$(200)	$97	$(483)	$1,079

11.
The Company leases its executive office facilities in Brooklyn from a limited partnership owned by the Company’s Principal Stockholder and members of his family.  The Company paid the partnership rent of $158,000 for the three months and $473,000 for the nine months ended September 30, 2007 and 2006, respectively.  The lease provided for the Company to pay $630,000 per annum through April 1, 2006, which the Company believes approximates a fair market value rental rate.  The Company is presently paying at the same rate without a new lease. This lease is expected to be renewed for another one-year period.

12.
From time to time the Company is subject to legal proceedings and claims, which arise, in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the Company’s financial position or results of operations.

13.
In May 2006, the Company purchased a non-dilutable 15% interest in SFB Market Systems, Inc. (“SFB”) for $150,000 cash.  SFB is a privately held company that provides an online centralized securities symbol management system and related equity and option information for updating and loading master files. The Company currently has a representative on SFB’s four member Board of Directors.  The Company accounts for its investment in SFB under the cost method, and is included in other assets in the balance sheet as of September 30, 2007 and December 31, 2006.

14.
In April 2006, the Company’s Principal Stockholder formed a private limited partnership of which he is the general partner for the purpose of operating a hedge fund for trading in certain options strategies. The Company has no financial interest in or commitments related to, the hedge fund. The hedge fund opened a trading account with the Company’s broker-dealer. The Company charged commissions to the hedge fund of $41,000 and $31,000 for the three months and $92,000 and $55,000 for the nine months ended September 30, 2007 and 2006, respectively.

15.
The Company has an employee savings program under which employees may make deposits and receive interest at the prime rate. As of September 30, 2007, the Company’s CEO/CFO had savings in the program of $572,000 and received interest of $12,000 and $33,000 during the three and nine months ended September 30, 2007, respectively.  Amounts due to employees under the program aggregated $900,000, which is included in other liabilities at September 30, 2007.

16.
On June 14, 2005, the SEC filed a civil complaint against Barry Hertz, the Company’s Chairman and CEO at that time, alleging violations of various provisions of the federal securities laws in connection with certain transactions in the Company’s stock owned by others. Mr. Hertz reached a settlement with the SEC in March, 2007 regarding these charges. Mr. Hertz consented, without admitting or denying the allegations in the SECs complaint, to a permanent injunction from violations of Section 10(b) and 10b-5 of the Exchange Act and Section 17(a) of the Securities Act of 1933, a two-year bar from serving as an officer or director of a publicly traded company, a two-year bar from association with a broker or dealer, and also agreed to pay approximately $136,000 in disgorgement, interest and civil penalties.  In May, 2007, the Board of Directors agreed to reimburse Mr. Hertz under the indemnification provisions of Delaware law, $75,000 for the disgorgement and interest portion of the amounts paid to the SEC by him.  The Company from time to time is subject to informal inquiries and document requests from the SEC to review compliance with Mr. Hertz's two-year association bar imposed from serving as an officer or director of a publicly traded company and from association with a broker or dealer.   On October 24, 2007, the Company was notified by the SEC that they would be conducting such an inquiry and requested certain documents be provided no later than November 7, 2007.  The Company does not expect that the outcome of the inquiry will have a material effect on its statement of financial position or operating results.

17.
In October 2007, the Company decided to close certain of its satellite offices which, for the most part, were communication hubs for local customers.  By moving customers to internet services or direct lines to other locations, the majority of customers will not be affected.  The remaining lease commitments as of September 30, 2007 were approximately $200,000 extending through May 2010.  The Company intends to sublet or buy out the remaining terms of the leases. No provision for anticipated losses was recognized in the financial statements as of September 30, 2007, as a loss was not yet determined.

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

The Company has identified its federal tax return and its state tax return in New York as "major" tax jurisdictions, as defined.  Based on the Company's evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company's financial statements.  The Company's evaluation was performed for tax years ended 2001 through 2006, the only periods subject to examination.  The Company believes that its income tax positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position.  In addition, the Company did not record a cumulative effect adjustment related to the adoption of FIN 48 at January 1, 2007 and no liability for unrecognized tax benefits was required to be reported at September 30, 2007.  The Company's New York City tax return is presently under audit. The audit has recently commenced, therefore the outcome cannot be reasonably estimated at this time.

The Company's policy for recording interest and penalties associated with audits is to record such items as a component of income before income taxes.  Penalties are recorded in other expense and interest paid or received is recorded in interest expense or interest income, respectively, in the statement of operations.  For the nine months ended September 30, 2007, penalties and interest related to the settlements of audits was insignificant.

19.
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ materially from estimates and assumptions made. In determining its quarterly provision for income taxes, the Company uses an estimated annual effective tax rate, which is based on expected annual income. Certain significant or unusual items are separately recognized in the quarter in which they occur and can be a source of variability in the effective tax rates from quarter to quarter.

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

The Non-Professional Market segment revenues have been inconsistent month to month but have recently increased when compared to the same periods in the prior year.  The Company is attempting to grow revenues in this segment, principally through marketing alliances and limited advertising to attract new customers, and by offering additional services to existing customers.  The Company presently offers trading of U.S. based stocks, options and e-mini futures.

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

The Company instituted certain cost cutting measures in the fourth quarter of 2007 consisting of salary reductions and the closing of certain offices that were primarily used for communications hubs.  The Company anticipates maintaining its customers by alternative connectivity and having certain staff work from home.  Remaining lease commitments of approximately $200,000 are expected to be reduced through subletting of space or buyouts of leases.

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

Results of Operations

Three Months Ended September 30, 2007 and 2006

Revenues for the three months ended September 30, 2007 and 2006 were $8,510,000 and $10,323,000, respectively, a decrease of 18%.  The Company’s Professional Market segment had revenues for the three months ended September 30, 2007 and 2006 of $5,198,000 and $7,375,000 respectively, a decrease of 30% for this segment.  The Company’s Non-Professional Market segment had revenues of $3,312,000 and $2,948,000, respectively, for the three months ended September 30, 2007 and 2006, an increase of 12% for this segment.  The decrease in revenues was principally attributable to the Company’s Track ECN which revenues decreased approximately $1.5 million.  Until October, 2006, Track ECN displayed orders submitted by its subscribers on Nasdaq's trading platform.  Broker-dealers could access this liquidity through Nasdaq.  Nasdaq was authorized to operate as an exchange and Track ECN was no longer able to operate its business on Nasdaq’s platform.  Track ECN currently displays its quotes on the National Stock Exchange. This change has resulted in significantly lower ECN revenues since November, 2006.  In addition, ECN revenues were reduced by a new regulation that limited the charges for trading of stocks priced under $1.00.  Market data revenues decreased approximately $900,000 in 2007 compared to 2006.  Since 2001, the Company has experienced a decline in revenues from its market data services to the Professional Market segment due principally to staffing reductions in the securities industry, the use by customers of internally developed services, or lower priced services that are offered by the Company or other vendors.  This trend has continued in 2007, negatively impacting revenues and profits.  One customer, with monthly revenues of approximately $90,000, cancelled a customized market data service in March, 2007.

Direct operating costs were $6,470,000 for the three months ended September 30, 2007 and $7,568,000 for the similar period in 2006, a decrease of 15%.  Direct operating costs as a percentage of revenues were 76% in 2007 and 73% in 2006.  Without giving effect to unallocated depreciation, amortization expense and costs directly allocated to the Arbitrage segment, the Company’s Professional Market segment had $4,371,000 and $5,754,000 of direct costs for the three months ended September 30, 2007 and 2006, respectively, a decrease of 24%.   Direct operating costs as a percentage of revenues for the Professional segment were 84% in 2007 and 78% in 2006.  The dollar decrease in direct costs is due principally to the decreased cost of ECN rebates due to reduced ECN revenues. The Company’s Non-Professional Market segment had $1,882,000 and $1,618,000 in direct costs for the three months ended September 30, 2007 and 2006, respectively, an increase of 16%.  Direct operating costs as a percentage of revenues for the Non-Professional segment were 57% in 2007 and 55% in 2006. Certain direct operating costs are allocated to each segment based on revenues. Direct operating costs include direct payroll, direct telecommunication costs, computer supplies, depreciation, equipment lease expense and the amortization of software development costs, costs of clearing, back office payroll and other direct broker-dealer expenses and ECN customer commissions and clearing.

Selling and administrative expenses were $2,583,000 and $2,610,000 in the 2007 and 2006 periods, respectively, a decrease of 1%.  Selling and administrative expenses as a percentage of revenues was 30% in 2007 and 25% in 2006.  Without giving effect to unallocated depreciation, amortization expense and costs directly allocated to the Arbitrage segment, selling and administrative expenses for the Professional Market segment were $1,774,000 and $1,885,000 in the 2007 and 2006 periods, respectively, a decrease of 6%.  For the Professional Market segment selling and administrative expenses as a percentage of revenues was 34% in 2007 and 26% in 2006.  Selling and administrative expenses for the Non-Professional segment were $786,000 and $701,000 in the 2007 and 2006 periods, respectively, an increase of 12%.  For the Non-Professional segment selling and administrative expense as a percentage of revenue was 24% in 2007 and 2006. Certain selling and administrative expenses are allocated to each segment based on revenues.

The Professional Market segment realized a loss of $1,062,000 in 2007 compared to a loss of $376,000 before unallocated amounts and income taxes in 2006.  The Non-Professional Market segment realized income of $552,000 in 2007 and $560,000 in 2006 before unallocated amounts and income taxes. The Arbitrage segment realized income of $387,000 in 2007 compared to $346,000 in 2006 before unallocated amounts and income taxes.

Net interest expense in 2007 was $173,000 compared to net interest income of $1,000 in 2006. The increase in interest expense in 2007 is due principally to increased average levels of margin debt in connection with the Company's arbitrage trading program.

As a result of the above-mentioned factors, the Company realized a loss before taxes of $290,000 in the 2007 period compared to income before taxes of $373,000 in 2006.

The Company realized a net loss of $173,000 in 2007 compared to net income of $224,000 in 2006.

Nine Months Ended September 30, 2007 and 2006

Revenues for the nine months ended September 30, 2007 and 2006 were $25,844,000 and $32,842,000, respectively, a decrease of 21%. The Company’s Professional Market segment had revenues for the nine months ended September 30, 2007 and 2006 of $16,610,000 and $23,536,000, respectively, a decrease of 29% for this segment.  The Company’s Non-Professional Market segment had revenues of $9,234,000 and $9,306,000, respectively, for the nine months ended September 30, 2007 and 2006, a decrease of 1% for this segment.  The decrease in revenues was principally attributable to the Company’s Track ECN which revenues decreased approximately $5 million.  Until October, 2006, Track ECN displayed orders submitted by its subscribers on Nasdaq's trading platform.  Broker-dealers could access this liquidity through Nasdaq.  Nasdaq was authorized to operate as an exchange and Track ECN was no longer able to operate its business on Nasdaq’s platform.  Track ECN currently displays its quotes on the National Stock Exchange. This change has resulted in significantly lower ECN revenues since November, 2006. Market data revenues decreased approximately $1.5 million in 2007 compared to 2006. Since 2001, the Company has experienced a decline in revenues from its market data services to the Professional Market segment due principally to staffing reductions in the securities industry, the use by customers of internally developed services, or lower priced services that are offered by the Company or other vendors.  This trend has continued in 2007, negatively impacting revenues and profits.  One customer, with monthly revenues of approximately $90,000, cancelled a customized market data service in March, 2007.

Direct operating costs were $19,603,000 for the nine months ended September 30, 2007 and $23,882,000 for the similar period in 2006, a decrease of 18%.  Direct operating costs as a percentage of revenues were 76% in 2007 and 73% in 2006.  Without giving effect to unallocated depreciation, amortization expense and costs directly allocated to the Arbitrage segment, the Company’s Professional Market segment had $13,636,000 and $18,302,000 of direct costs for the nine months ended September 30, 2007 and 2006, respectively, a decrease of 25%.  Direct operating costs as a percentage of revenues for the Professional segment were 82% in 2007 and 78% in 2006.  The dollar decrease in direct costs is due to the decreased ECN rebates due to reduced ECN revenues.  The Company’s Non-Professional Market segment had $5,337,000 in 2007 and $4,993,000 in direct costs for the nine months ended September 30, 2007 and 2006, respectively, an increase of 7%.  Direct operating costs as a percentage of revenues for the Non-Professional segment were 58% in 2007 and 54% in 2006.  Certain direct operating costs are allocated to each segment based on revenues.

Selling and administrative expenses were $8,065,000 and $8,027,000 in the 2007 and 2006 periods, respectively.  Selling and administrative expenses as a percentage of revenues was 31% in 2007 and 24% in 2006.  Without giving effect to unallocated depreciation, amortization expense and costs directly allocated to the Arbitrage segment, selling and administrative expenses for the Professional Market segment were $5,511,000 and $5,670,000 in the 2007 and 2006 periods, respectively, a decrease of 3%.  For the Professional Market segment selling and administrative expenses as a percentage of revenues was 33% in 2007 and 24% in 2006.  Selling and administrative expenses for the Non-Professional segment were $2,485,000 and $2,288,000 in the 2007 and 2006 periods, respectively, an increase of 9%.  For the Non-Professional segment selling and administrative expense as a percentage of revenue was 27% in 2007 and 25% in 2006. Certain selling and administrative expenses are allocated to each segment based on revenues.

 The Professional Market segment realized a loss of $2,916,000 in 2007 compared to a loss of $852,000 before unallocated amounts and income taxes in 2006.  The Non-Professional Market segment realized income of $1,138,000 in 2007 and $1,807,000 in 2006 before unallocated amounts and income taxes. The Arbitrage segment realized income of $905,000 in 2007 compared to income of $821,000 in 2006 before unallocated amounts and income taxes.

 In 2006, the Company recognized a gain of $1,777,000 from the sale of shares of Innodata and Edgar Online common stock.

 Net interest expense in 2007 was $175,000 compared to net interest income of $17,000 in 2006. The increase in interest expense in 2007 is due principally to increased average levels of margin debt in connection with the Company's arbitrage trading program.

As a result of the above-mentioned factors, the Company realized a loss before taxes of $1,382,000 in the 2007 period compared to income before taxes of $3,065,000 in 2006.

The Company realized a net loss of $829,000 in 2007 compared to net income of $1,839,000 in 2006.

Liquidity and Capital Resources

During the nine months ended September 30, 2007, cash used in operating activities was $138,000 compared to cash provided by operating activities of $1,650,000 in 2006.  The decrease in 2007 was principally due to decreased receivables and amounts due from broker, offset by the decrease in trading securities sold, but not yet purchased, and the net loss for the nine months ended September 30, 2007. Cash flows used in investing activities in 2007 were $654,000 compared to cash flows provided by investing activities of $829,000 in 2006.  The decrease was due principally to sales of Innodata and Edgar Online common stock in 2006. Cash flows used in financing activities were $577,000 in 2007 and $81,000 in 2006. The increase was due to repayment of bank obligations in 2007.

The Company has a line of credit with a bank up to a maximum of $3 million.  The line is collateralized by the assets of the Company and is guaranteed by its Chairman.  Interest is charged at 1.75% above the bank’s prime rate and is due on demand.  The Company may borrow up to 80% of eligible market data service receivables as defined, and is required to maintain a compensating balance of 10% of the outstanding loans.  At September 30, 2007, the Company had borrowings of $256,000 under the line.  Additional borrowings available on the line of credit at September 30, 2007 were $606,000 based on these formulas.

The Company has significant positions in stocks and options and receives significant proceeds from the sale of trading securities sold but not yet purchased under the arbitrage trading strategy described in Note 3 of Notes to Condensed Consolidated Financial Statements.  The Company expects that its September 30, 2007 positions will be closed during the fourth quarter of 2007 and that other positions with the same strategy will be established.  The level of trading activity is partially dependent on the value of the shares of Track Data pledged by its CEO, and Innodata common stock that is held as collateral.

In November, 2005, the Board authorized the purchase of up to 1 million shares from time to time in market purchases or in negotiated transactions.  Since that authorization, the Company purchased approximately 6,000 shares of its common stock for $20,000. No major capital expenditures are anticipated beyond the normal replacement of equipment and additional equipment to meet customer requirements.  The Company believes that borrowings available under the Company’s line of credit, its present cash position, including cash available in its Arbitrage trading, and any cash that may be generated from operations are sufficient for the Company’s cash requirements for the next 12 months.

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

The Company's New York City tax return is presently under audit. The audit has recently commenced, therefore the outcome cannot be reasonably estimated at this time.

From time to time the Company is subject to legal proceedings and claims that arise in the ordinary course of its business.  In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the Company's financial position.

Off Balance Sheet Risk

In connection with the Company's broker-dealer operations, certain customer securities activities are transacted on a margin basis.  The Company's clearing broker extends credit to the Company's customers, subject to various regulatory margin requirements, collateralized by cash and securities in the customers' accounts.  In the event of a decline in the market value of the securities in a margin account, the Company is required to either obtain additional collateral from the customer or to sell the customer's position if such collateral is not forthcoming.  The Company is responsible for any losses on such margin loans, and has agreed to indemnify its clearing broker for losses that the clearing broker may sustain from the customer accounts introduced by the Company.  The Company and its clearing broker seek to control the risks associated with customer activities by monitoring required margin levels daily and, pursuant to such guidelines, requiring the customer to deposit additional collateral or to reduce positions when necessary.  At September 30, 2007, the Company had $13.5 million in margin credit extended to its customers.  The Company believes it is unlikely it will have to make material payments under the indemnification agreement and has not recorded any contingent liability in the Condensed Consolidated Financial Statements.

During the third quarter of 2007, the security of the Company's computer system was compromised.  As a result, certain information may have been illegally accessed, including certain customer personal information.  The Company has made certain changes in its security systems to reduce the likelihood of future intrusions.  The Company does not anticipate any costs in connection with the security breach will have a material affect on the Company's financial position.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to interest rate change market risk with respect to its credit facility with a financial institution, which is priced based on the prime rate of interest. At September 30, 2007, there was $256,000 outstanding under the credit facility. Changes in the prime interest rate during fiscal 2007 will have a positive or negative effect on the Company's interest expense. Such exposure will increase should the Company maintain higher levels of borrowing during 2007.

The Company has significant positions in stocks and options and receives significant proceeds from the sale of trading securities sold but not yet purchased under the arbitrage trading strategy described in Note 3 of Notes to the accompanying Condensed Consolidated Financial Statements.  In connection with the arbitrage trading activity, the Company incurs margin loans.  The Company is exposed to interest rate change market risk with respect to these margin loans. Such exposure will increase should the Company maintain higher levels of borrowing.  The level of trading in the arbitrage trading account is partially dependent on the value of the Company’s common stock pledged by its Principal Stockholder and Innodata common stock, which is used as collateral.  The market value of such securities is dependent on future market conditions for these companies over which the Company has little or no control.  If the stock collateral is not available, the Company will decrease its trading or seek additional collateral.  The Company’s margin loans as of September 30, 2007 were immaterial.

The Company conducts business through a clearing broker, which settles all trades for the Company, on a fully disclosed basis, on behalf of its  customers.  The Company earns commissions as an introducing broker for the transactions of its customers.  In the normal course of business, the Company's customer activities involve the execution of various customer securities transactions.  These activities may expose the Company to off-balance-sheet risk in the event the customer or other broker is unable to fulfill its contracted obligations and the Company has to purchase or sell the financial instrument underlying the obligation at a loss.  At September 30, 2007, the Company had $13.5 million in margin credit extended to its customers.

ITEM 4.     CONTROLS AND PROCEDURES

An evaluation has been carried out under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer, of the effectiveness of the design and the operation of our "disclosure controls and procedures" (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2007 (“Evaluation Date”). Based on such evaluation, our Chief Executive Officer, Chief Financial Officer has concluded that, as of the Evaluation Date, the disclosure controls and procedures are reasonably designed and effective to ensure that (i) information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) such information is accumulated and communicated to our management, including our Chief Executive Officer, Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There were no changes to our internal controls during the quarterly period ended September 30, 2007 that have materially affected, or that are reasonably likely to materially affect, our internal controls.

PART II.	OTHER INFORMATION

Item 1.
Legal Proceedings. On June 14, 2005, the SEC filed a civil complaint against Barry Hertz, the Company’s Chairman and CEO at that time, alleging violations of various provisions of the federal securities laws in connection with certain transactions in the Company’s stock owned by others. Mr. Hertz reached a settlement with the SEC in March, 2007 regarding these charges. Mr. Hertz consented, without admitting or denying the allegations in the SECs complaint, to a permanent injunction from violations of Section 10(b) and 10b-5 of the Exchange Act and Section 17(a) of the Securities Act of 1933, a two-year bar from serving as an officer or director of a publicly traded company, a two-year bar from association with a broker or dealer, and also agreed to pay approximately $136,000 in disgorgement, interest and civil penalties.  The Company from time to time is subject to informal inquiries and document requests from the SEC to review compliance with Mr. Hertz's two-year association bar imposed from serving as an officer or director of a publicly traded company and from association with a broker or dealer.   On October 24, 2007, the Company was notified by the SEC that they would be conducting such an inquiry and requested certain documents be provided no later than November 7, 2007.

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

July, 2007

August, 2007

September, 2007

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

TRACK DATA CORPORATION

Date:	11/13/07	/s/ Martin Kaye
Martin Kaye
Chief Executive Officer
Principal Financial Officer