Form 10-K
period 2007-12-31
TRACK DATA CORP
filed 2008-03-27
CIK 922811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒     Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2007

☐     Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition period from _______ to  ________

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
☐Yes ☒ No

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
☐Yes  ☒No

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “Smaller Reporting Company” in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer ☐       Accelerated Filer    ☐        Non-Accelerated Filer   ☐        Smaller Reporting Company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes  ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant's most recently completed second fiscal quarter.  Based on the average bid and ask price of the Company's Common Stock on June 30, 2007 of $3.10 per share. $11,269,000

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

8,392,000 shares of common stock, $.01 par value, as of February 29, 2008.

DOCUMENTS INCORPORATED BY REFERENCE
[SEE INDEX TO EXHIBITS]

TABLE OF CONTENTS
PART I
ITEM 1.	BUSINESS	I-1
ITEM 1A.	RISK FACTORS	I-8
ITEM 1B.	UNRESOLVED STAFF COMMENTS	I-17
ITEM 2.	PROPERTIES	I-17
ITEM 3.	LEGAL PROCEEDINGS	I-18
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	I-18
PART II
ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	II-1
ITEM 6.	SELECTED FINANCIAL DATA	II-2
ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	II-3
ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	II-11
ITEM 8.	FINANCIAL STATEMENTS	II-12
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES	II-34
ITEM 9A(T).	CONTROLS AND PROCEDURES	II-34
PART III
ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	III-1
ITEM 11.	EXECUTIVE COMPENSATION	III-3
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT	III-7
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	III-8
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	III-9
PART IV
ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT CHEDULES	IV-1
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

The Company is a financial services company that provides real-time financial market data, fundamental research, charting and analytical services to institutional and individual investors through dedicated telecommunication lines and the Internet.  The Company also disseminates news and third-party database information from more than 100 sources worldwide.  The Company owns Track Data Securities Corp. ("TDSC"), a registered securities broker-dealer and member of the Financial Industry Regulatory Authority (“FINRA”).  The Company provides a proprietary, fully integrated Internet-based online trading and market data system, proTrack, for the professional institutional traders, and myTrack and myTrack Edge, for the individual trader.  The Company operates Track ECN, an electronic communications network (“ECN”) that enables traders to display and match limit orders for stocks.  The Company also engages in arbitrage trading.

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

Segments

The Company’s operations are classified in three business segments: (1) Internet-based online trading, market data services and ECN services to the institutional professional investment community, (2) online trading and market data services to the non-professional individual investor community, and (3) arbitrage trading.  See Notes C and E in the accompanying Notes to Consolidated Financial Statements.

A.	ONLINE TRADING, MARKET DATA SERVICES AND ECN SERVICES TO THE INSTITUTIONAL PROFESSIONAL INVESTMENT COMMUNITY

MarkeTrack

MarkeTrack provides domestic and international market information, dynamically updating quotelines, options and futures displays, real-time spreadsheets, tick-by-tick updating graphics, news services and third-party databases, user-defined screen layouts, access to back-office order and execution services, and over 20 years of graphical price history. It allows users to calculate theoretical values of options and determine the most beneficial investment strategy through calculating returns on alternative investments, including options and futures. Service charges range between $250 and $600 per month per user. MarkeTrack currently serves approximately 700 customers in trading and institutional investment management positions. Customers include floor traders, block traders, market makers, OTC traders, options specialists, head traders, arbitrageurs and hedge fund managers.

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

Electronic Communications Network

TDSC operates an ECN that enables traders to display and match limit orders for stocks.  The ECN allows trading of Nasdaq Global Market, Nasdaq Capital Market, NYSE and AMEX listed securities, and exchange-listed securities on its platform.

Track ECN generally pays subscribers who add liquidity $.0022 per share on a monthly basis and charges $.0023 per share to market participants who take liquidity. With a spread between rebate and charge of $.0001 per share, the Company needs to handle a significant volume to achieve a material financial result.  In addition, Track ECN had been dependent on Nasdaq's trading platform to display and execute most of its subscriber orders until October 23, 2006, when Nasdaq fully implemented its new trading platform and pricing that forced Track ECN to operate elsewhere.  Track ECN currently displays orders on the National Stock Exchange (NSX).  There has been a significant decline in volume since the move.  In an effort to keep costs at a minimum, Track ECN became a self-clearing ECN in August 2005.  Although TDSC has approval for “clearing” of its Track ECN business, it is a limited approval for it to submit two sided trade data respecting trades which were executed by broker-dealers on the Track ECN.  TDSC submits this data to the National Securities Clearing Corporation so that the actual trading counterparties can compare, clear and settle their trades and, except in the case of a rare error, TDSC  “drops out” of the clearing process.  This effort to "self-clear" was a step to reduce costs of having a third party handle this function.

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

MarkeTrack, proTrack, Track ECN, as well as the NewsWatch service, are marketed primarily through a dedicated sales force, including 6 full-time sales persons.  All services are sold directly, often as a result of on-site presentations and service demonstrations.

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

Internet-Based Online Trading and Market Data Services

The Company offers internet-based online trading and market data services through its myTrack and myTrack Edge products.  myTrack and myTrack Edge offer trading of U.S.-based stocks, options and mutual funds, as well as stock index-based futures. The Company has targeted active traders and believes that myTrack and myTrack Pro are well suited to satisfy their requirements.  For those traders who are the most active and engage in day trading, the Company's myTrack Pro contains multi windows based features and enhancements that are designed to satisfy the needs of the hyperactive trader community.  Equity trades on myTrack, the Company’s web-based service, are currently offered at $5.00 per stock trade; options at $.50 per contract; and futures at $3.00 per contract.  Equity trades on myTrack Edge are currently offered at prices starting at $12.95 per trade, but volume trading rebates can result in trade costs as low as $8.20 per trade.  Futures are generally priced at $7.00 per contract.

myTrack Edge provides access to comprehensive information on stocks, options, indices, and news, including bid and ask prices, charts, research and other information for any listed or Nasdaq-traded stock and many OTC-BB stocks, as well as the ability to establish and track securities, cash, margin and buying power positions on a real-time basis. Real-time quotes, news, charting and technical analysis are currently available in various pay packages from $25 per month plus exchange fees to $110 per month (including Nasdaq Level II) plus exchange fees.  Volume trading can result in rebates equivalent to the service plan charges.

Other Internet-Based Market Data Services

AIQ Systems

AIQ Systems develops and markets artificial intelligence (AI) based stock market analysis and charting software for personal computers. By simulating the reasoning of top market technicians, AIQ’s “Expert Systems” delivers trading signals and valuable market insight, as well as state-of-the-art technical charting and screening capabilities.  Prices for AIQ products vary from $49 to $89 per month.

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

Marketing

The Company markets myTrack and myTrack Edge by targeting active traders through advertisements.  The Company’s marketing efforts have included advertisements in financial and various other publications that have a demographic similar to myTrack’s and myTrack Edge’s target market.  The Company also promotes these services through Internet web site and banner advertisements, direct mailings and trade shows.

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

Competition

The Company’s myTrack and myTrack Edge online trading service competes with services offered by online brokers, many of which have substantially greater resources.  The Company faces direct competition from other discount brokerage firms, many of which provide touch-tone telephone and online brokerage services but do not maintain significant branch networks.  The Company also encounters competition from established full commission brokerage firms.  In addition, the Company competes with financial institutions, mutual fund sponsors and other organizations, some of which provide (or may in the future provide) electronic and other discount brokerage services.

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

MyTrack Edge’s market data service competes with many providers of financial information over the Internet. It competes on quality and reliability, as well as speed and price. Principal competitors to myTrack are e-Signal, DTN, AT Financial, as well as many other Internet providers of financial information.

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

MATTERS RELATED TO SEGMENTS, OTHER THAN ARBITRAGE TRADING

Securities Regulation

TDSC is a broker-dealer registered with the SEC and FINRA and is licensed as a broker-dealer in 50 states.

The securities industry in the United States is subject to extensive regulation under federal and state laws. In addition, the SEC, FINRA, other self regulatory organizations, such as the various stock exchanges, and other regulatory bodies, such as state securities commissions, require strict compliance with their rules and regulations. As a matter of public policy, regulatory bodies are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of clients participating in those markets, and not with protecting the interests of the Company’s stockholders.

Broker-dealers are subject to regulations covering all aspects of the securities business, including sales methods, trade practices among broker-dealers, use and safekeeping of clients' funds and securities, capital structure, record keeping and the conduct of directors, officers and employees.  Because of the number of complaints by online traders, the SEC, FINRA and other regulatory organizations may adopt more stringent regulations for online firms and their practices. If the Company fails to comply with any laws, rules or regulations, the Company could be censured, fined, or issued a cease-and-desist order, or TDSC and/or its officers and employees could be suspended or expelled.  The operations of TDSC are subject to reviews by regulators within its industry, which include the SEC and FINRA.  In the past, certain reviews have resulted in the Company incurring fines and required the Company to change certain of its internal control and operating procedures.  Ongoing and future reviews may result in the Company incurring additional fines and changes in its internal control and operating procedures.  Management does not expect any ongoing reviews to have a material affect on the Company's financial position or statement of operations.

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

Although TDSC has approval for “clearing” of its Track ECN business, it is a unique and limited approval for it to submit two sided trade data respecting trades which were executed by broker-dealers on the Track ECN. TDSC submits this data to the National Securities Clearing Corporation so that the actual trading counterparties can and do compare, clear and settle their trades and, except in the case of a rare error, TDSC “drops out” of the clearing process. This effort to “self-clear” was a step to reduce costs of having a third party handle this function.

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

Net Capital Requirements

The SEC, FINRA, and various other regulatory agencies have stringent rules requiring the maintenance of specific levels of net capital by securities brokers.  These include the SEC’s uniform net capital rule, which governs TDSC.  Net capital is defined as assets minus liabilities, plus other allowable credits and qualifying subordinated borrowings less mandatory deductions that result from excluding assets that are not readily convertible into cash and from valuing other assets, such as a firm’s positions in securities, conservatively. Among these deductions are adjustments in the market value of securities to reflect the possibility of a market decline prior to disposition.

As of December 31, 2007, TDSC was required to maintain minimum net capital, in accordance with SEC rules, of approximately $1 million and had total net capital of $4,413,000 or approximately $3,413,000 in excess of minimum net capital requirements.

If TDSC fails to maintain the required net capital, TDSC may be subject to suspension or revocation of registration by the SEC and suspension or expulsion by FINRA and other regulatory bodies, which ultimately could require TDSC's liquidation. In addition, a change in the net capital rules, the imposition of new rules, a specific operating loss, or any unusually large charge against net capital could limit those operations of TDSC that require the intensive use of capital and could limit its ability to expand its business.

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

The financial information provided by the Company for its MarkeTrack, myTrack, proTrack, myTrack Edge, Dial/Data and NewsWatch services can be purchased from third-party sources and is not proprietary. The Company maintains proprietary economic and historical financial databases. The Company protects its proprietary information with standard secrecy agreements.

MarkeTrack, NewsWatch, myTrack, proTrack and Dial/Data are registered service marks owned by the Company. AIQ has registered trademarks for StockExpert, MarketExpert, OptionExpert and TradingExpert, as well as Opening Bell for its newsletter.

Research, Development and Maintenance

The Company charges all costs incurred to establish the technological feasibility of a product or product enhancement, as well as correction of software bugs and minor enhancements to existing software applications, to research, development and maintenance expense. Research, development and maintenance expenses, included in direct operating costs, were approximately $162,000, $159,000 and $210,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

Employees

The Company employed approximately 130 persons on a full-time basis as of December 31, 2007. The Company believes that its relationship with its employees is satisfactory.

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

In connection with the arbitrage trading activity, the Company incurs margin loans.  The Company is exposed to interest rate change market risk with respect to these margin loans.  The level of trading in the arbitrage trading account is partially dependent on the margin value of Track Data common stock pledged by its Principal Stockholder, and the Company’s investment in Innodata common stock, an available-for-sale security which is used as collateral.  The market value of such securities is dependent on future market conditions for these companies over which the Company has little or no control.

ITEM 1A.   RISK FACTORS

Risks Relating to Owning Our Stock

Market volatility may cause our stock price and the value of your investment to decline.

From January 1, 2004 through December 31, 2007, the price per share of our common stock has ranged from a low of $1.81 to a high of $9.80.  The market price of our common stock has been, and is likely to continue to be, highly volatile and subject to wide fluctuations. In the past, volatility in the market price of a company’s securities has often led to securities class action litigation. Such litigation could result in substantial costs to us and divert our attention and resources, which could harm our business. Declines in the market price of our common stock or failure of the market price to increase could also harm our ability to retain key employees, reduce our access to capital and otherwise harm our business.

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

Our Professional Market segment revenues from market data services experienced significant declines since 2001 from a combination of staffing reductions in the securities industry, the use by customers of internally developed services, or lower priced services offered by us or other vendors. This trend has continued in 2008.  Track ECN had been dependent on Nasdaq's trading platform to display and execute most of its subscriber orders until October 23, 2006, when Nasdaq fully implemented its new trading platform and pricing that forced Track ECN to operate elsewhere.  Track ECN currently displays orders on the NSX. There has been a significant decline in volume since the move.

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

Our Principal Stockholder may be able to control matters requiring a stockholder vote, such as unsolicited takeovers which may prevent investors from receiving a premium on their shares.  As of February 29, 2008, Barry Hertz, who served as the Company’s Chairman and CEO until his resignation on March 16, 2007, directly or indirectly controlled approximately 56% of our shares. He is in a position to control the outcome of matters requiring a stockholder vote, including the election of directors.  Such control could have the effect of discouraging, or making more difficult, an unsolicited acquisition of us by means of a tender offer, a proxy contest or otherwise, even though an unsolicited acquisition could have resulted in our stockholders receiving a premium for their shares or be otherwise economically beneficial to them.

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

Our profitability and growth depends on increasing our customer base in a cost-effective manner.  We expect to increase our advertising and related expenses.  There are no assurances that these efforts will be cost-effective at attracting new customers. In particular, we believe that rates for desirable advertising and marketing placements are likely to increase in the foreseeable future, and we may be disadvantaged relative to our larger competitors in our ability to expand or maintain our advertising and marketing commitments.  Also, our sales and marketing methods are subject to regulation by FINRA. Their rules and regulations impose specific limitations on our sales methods, including our advertising and payments to non-broker-dealers. If we do not achieve our advertising objectives, our profitability and growth may be impaired.

We are subject to various forms of credit risk, and those risks could have a material adverse effect on our financial situation.

Through an arrangement with our clearing firm, we extend margin credit and leverage to our customers, which is subject to various regulatory and clearing firm margin requirements. Margin credit is collateralized by cash and securities in the customers’ accounts. Leverage involves securing a large potential future obligation with a proportional amount of cash or securities. The risks associated with margin credit and leverage increase during periods of fast market movements or in cases where leverage or collateral is concentrated and market movements occur. During such times, customers who utilize margin credit or leverage and who have collateralized their obligations with securities may find that the securities have a rapidly depreciating value and may not be sufficient to cover their obligations in the event of a liquidation. We are also exposed to credit risk when our customers execute transactions, such as short sales of options and equities that can expose them to risk beyond their invested capital.

We expect this kind of exposure to increase with growth in our overall business. Because we indemnify and hold harmless our clearing firms from certain liabilities or claims, the use of margin credit, leverage and short sales may expose us to significant off-balance-sheet risk in the event that collateral requirements are not sufficient to fully cover losses that customers may incur and those customers fail to satisfy their obligations. As of December 31, 2007, we had $15.5 million in margin credit extended to our customers through our clearing firms. The amount of risk to which we are exposed from the leverage we extend to our customers and from short sale transactions by our customers is unlimited and not quantifiable as the risk is dependent upon analysis of a potential significant and undeterminable rise or fall in stock prices.

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

We receive and process trade orders through a variety of electronic channels. Our online trading services are heavily dependent on the integrity of the systems supporting them. Our systems and operations, including our Web servers, and those of our third-party service providers are vulnerable to damage or interruption from human error, sabotage, encryption failures, break-ins, intentional acts of vandalism, earthquakes, terrorist attacks, floods, fires, power loss, telecommunications failures, computer viruses, computer denial of service, attacks or other attempts to harm our systems and operations, and similar events. Our disaster recovery planning cannot account for all eventualities. In addition, extraordinary trading volumes could cause our computer systems to operate at an unacceptably low speed or even fail. While we have invested significant amounts to upgrade the reliability and scalability of our systems, there can be no assurance that our systems will be sufficient to handle such extraordinary trading volumes.

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

We are dependent on Penson Financial Services, Inc. for the orderly processing of transactions.

Our clearing agreement with Penson may be terminated by either party upon 45 days prior written notice. A breach or termination of this agreement or the clearing firm’s agreement with their third-party suppliers could harm our business. Termination of our relationship with Penson could expose us to certain capital reserve requirements and other complex regulatory requirements imposed by federal and state securities laws, which could have a material adverse effect on our business. Moreover, we have agreed to indemnify and hold harmless our clearing firm from certain liabilities or claims, including claims arising from the transactions of our customers, and may incur significant costs as a result.

The loss of or change in our third-party vendors may adversely affect our business.

We rely on a number of third parties for various services. These include the services of market makers and exchanges to execute customer orders and other third parties for back-office services and other information necessary to run our business, including transaction summaries, data feeds for compliance and risk management, execution reports and trade confirmations.  The stock and option exchange and other third-party content providers provide us with all of the financial information, market news, charts, option and stock quotes, research reports and other fundamental data that we offer to customers.  In addition, Track ECN had been dependent on Nasdaq's trading platform to display and execute most of its subscriber orders until October 23, 2006, when Nasdaq fully implemented its new trading platform and pricing that forced Track ECN to operate elsewhere.  Track ECN currently displays orders on the NSX. There has been a significant decline in volume since the move.

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

We operate under extensive regulation, which increases our cost of doing business and is a limiting factor on the operations and development of our business. The SEC, FINRA, the NFA and other self-regulatory organizations, commonly called SROs, and state securities commissions regulate us. Outside the United States, we also may be subject to regulation by securities regulatory authorities in the countries where our customers are located. The securities industry in the United States is subject to extensive regulation covering all aspects of the securities business, including: sales methods; trade practices; use and safekeeping of customer funds and securities; capital structure; record-keeping; financing of customers’ purchases; and conduct of directors, officers and employees.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires that we evaluate and report on our system of internal controls for the year ended December 31, 2007 and requires that we have such system of internal controls audited beginning with our Annual Report on Form 10-K for the year ending December 31, 2008, however, there is a proposal to delay implementation of the audit requirement for an additional year.  If we fail to maintain the adequacy of our internal controls, we could be subject to regulatory scrutiny, civil or criminal penalties and/or stockholder litigation. Any inability to provide reliable financial reports could harm our business. Furthermore, any failure to implement required new or improved controls, or difficulties encountered in the implementation of adequate controls over our financial processes and reporting in the future, could harm our operating results or cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

Changes in legislation or regulations may affect our ability to conduct our business or reduce our profitability.

The regulatory environment in which we operate may change. These changes may affect our ability to conduct our business or reduce our profitability. Our activities may be affected not only by legislation or regulations of general applicability, but also by industry-specific legislation or regulations. The SEC, other U.S. or foreign governmental authorities, FINRA or other SROs may adopt new or revised regulations which affect our business. Changes in the interpretation or enforcement of existing laws and rules by those entities may also affect our business.

Until October, 2006, Track ECN displayed orders submitted by its subscribers on Nasdaq's trading platform.  Broker-dealers could access this liquidity through Nasdaq.  Nasdaq was authorized to operate as an exchange and Track ECN was no longer able to operate its business on Nasdaq’s platform.  Track ECN currently operates on NSXs Blade platform. This change has resulted in significantly lower revenues.

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

The SEC, FINRA and other SROs have stringent rules with respect to the maintenance of specific levels of net capital by securities broker-dealers. Our broker-dealer subsidiary is required to comply with the net capital requirements. If we fail to maintain the required net capital, the SEC could fine us or even suspend or revoke our registration, or FINRA could sanction us, including by limiting our growth or expelling us from membership. Any of these actions could have a material adverse effect on our business.

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

ITEM 1B.   UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.   PROPERTIES

The Company’s executive offices are located at 95 Rockwell Place, Brooklyn, NY.  These offices are leased from a family partnership controlled by the Company’s Principal Stockholder.  The Company entered into a new two-year lease in the fourth quarter of 2007, expiring September 30, 2009. The annual rental of approximately 36,000 square feet is approximately $657,000 plus real estate taxes. The original lease expired in April, 2006 with an annual rental of $630,000.  Rent has since been paid on a month to month basis at the same rate.  The Company believes that the terms of this lease are at least as favorable to it as terms which it would have obtained in a comparable transaction with unaffiliated persons.

The Company maintained sales and/or service offices in Brooklyn, NY, Chicago, IL, Los Angeles, CA, San Francisco, CA, Boston, MA, Incline Village, NV, Philadelphia, PA, Boca Raton, FL, Dallas, TX and London, England with aggregate annual rentals of $994,000 in 2007. These leases expire at various dates through 2009. The leases in Chicago, Los Angeles, San Francisco, Incline Village, Boca Raton and London were terminated as of December 31, 2007, resulting in a cost of $68,000 relating to the terminations.

The Company's facilities are fully utilized and are suitable and adequate for their purpose.

ITEM 3.    LEGAL PROCEEDINGS

The Company is subject to legal proceedings and claims that arise in the ordinary course of its business.  In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the Company's financial position.

On June 14, 2005, the SEC filed a civil complaint against Barry Hertz, the Company’s Chairman and CEO at that time, in the U.S. District Court for the Eastern District of New York in Brooklyn alleging violations of various provisions of the federal securities laws in connection with certain transactions in Track Data stock owned by others. On March 16, 2007, Mr. Hertz reached a settlement with the SEC regarding these charges.   Mr. Hertz consented, without admitting or denying the allegations in the SECs complaint, to a permanent injunction from violations of Section 10(b) and 10b-5 of the Exchange Act and Section 17(a) of the Securities Act of 1933, a two-year bar from serving as an officer or director of a publicly traded company, a two-year bar from association with a broker or dealer, and also agreed to pay approximately $136,000 in disgorgement, interest and civil penalties.  On March 16, 2007, Mr. Hertz resigned as Chairman and CEO of the Company.  In May, 2007, the Board of Directors agreed to reimburse Mr. Hertz under the indemnification provisions of Delaware law, $75,000 for the disgorgement and interest portion of the amounts paid to the SEC by him.  The Company from time to time is subject to informal inquiries and document requests from the SEC to review compliance with Mr. Hertz's two-year association bar imposed from serving as an officer or director of a publicly traded company and from association with a broker or dealer.   On October 24, 2007, the Company was notified by the SEC that they would be conducting such an inquiry and requested certain documents. The Company provided all requested documents.

In July, 2007, a subscriber of the Track ECN services filed an arbitration claim with FINRA alleging that the Company's website confused the subscriber with respect to its fee schedule for ECN transactions, and that, as a result, a customer of the subscriber was billed a greater amount for ECN transactions than was expected.  The subscriber is seeking a return of its fees paid and for loss of its customer for a total claim of $500,000.  The Company has answered the claim, denying all of the relevant facts and any liability in connection with this claim.  An arbitration hearing is scheduled for May, 2008. The Company is unable to predict the outcome of these claims and accordingly, no adjustments have been made in the consolidated financial statements in response to these claims.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting on December 6, 2007. The results of matters voted at that Meeting are presented below:

Election of Directors:

Nominee	For	Against	Withheld	Abstain
Abraham Biderman	6,421,093		281,533
Albert Drillick	6,135,247		567,379
E. Bruce Fredrikson	6,421,772		280,845
Martin Kaye	6,135,206		567,420
Philip Ort	6,421,593		281,033
Shaya Sofer	6,421,424		281,172
Stanley Stern	6,130,866		571,760

Appointment of Auditors:	6,508,708	38,873		155,043

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's Common Stock is quoted on the Nasdaq Global Market under the symbol "TRAC." On February 29, 2008, there were 260 stockholders of record of the Company's Common Stock based on information provided by the Company's transfer agent. Virtually all of the Company's publicly held shares are held in "street name" and the Company believes the actual number of beneficial holders of its Common Stock to be approximately 6,500.

The following table sets forth the high and low sales prices for the Company's Common Stock as reported on Nasdaq:

	Common Stock
	Sale Price

	High	Low

2006
First Quarter	$3.48	$2.78
Second Quarter	3.18	2.81
Third Quarter	5.00	2.96
Fourth Quarter	4.12	3.44

2007
First Quarter	$4.00	$3.10
Second Quarter	3.49	3.08
Third Quarter	3.15	2.30
Fourth Quarter	2.84	1.81

Dividends

The Company has not paid a dividend since 2004.  The future payment of dividends, if any, on the Common Stock is within the discretion of the Board of Directors and will depend on the Company’s earnings, its capital requirements, financial condition, and other relevant factors.

Issuer Purchases of Equity Securities

	Number of		Total Number of	Maximum Number
	Shares of	Average	Shares Purchased as	of Shares That May
Period	Common Stock	Price Paid	Part of Publicly	Yet be Purchased
Purchased	Purchased	Per Share	Announced Plans	Under the Plans

October, 2007

November, 2007

December, 2007

Total	None		None	993,501

On November 1, 2005, the Board of Directors approved a buy back of up to 1,000,000 shares of the Company’s Common Stock in market or private negotiated transactions from time to time.

ITEM 6.  SELECTED FINANCIAL DATA

Year Ended December 31,	2007	2006	2005	2004	2003
	(in thousands, except earnings and dividends per share)
SERVICE FEES AND REVENUE
Market Data Services	$18,648	$21,474	$23,175	$26,308	$29,988
ECN Services	6,764	13,375	6,911	5,050	2,003
Broker-Dealer Commissions (includes $125 in 2007
and $89 in 2006 from related party)	8,668	7,137	6,008	8,735	8,890
Total	34,080	41,986	36,094	40,093	40,881

COSTS, EXPENSES AND OTHER:
Direct operating costs	24,963	30,465	25,002	23,544	23,201
Selling and administrative expenses	10,575	10,986	12,485	13,815	14,515
Rent expense – related party	637	630	623	600	583
Marketing and advertising	247	200	274	414	394
Net gain on sale of investments in private companies	-	-	(412)	-	-
Gain on arbitrage trading	(2,114)	(1,013)	(819)	(1,512)	(1,891)
Gain on marketable securities-Innodata and Edgar Online	(344)	(1,777)	(1,067)	(5,887)	(624)
Interest expense (income)– net	291	(84)	223	305	107

Total	34,255	39,407	36,309	31,279	36,285

(LOSS) INCOME BEFORE INCOME TAXES	(175)	2,579	(215)	8,814	4,596

INCOME TAX (BENEFIT) EXPENSE	(43)	1,030	(178)	3,614	1,750

NET (LOSS) INCOME	$(132)	$1,549	$(37)	$5,200	$2,846

BASIC AND DILUTED NET (LOSS) INCOME PER SHARE	$(.02)	$.18	$(.00)	$.53	$.29

DIVIDENDS PER SHARE	$.00	$.00	$.00	$.05	$.05

WEIGHTED AVERAGE SHARES OUTSTANDING	8,392	8,382	9,221	9,732	9,942

ADJUSTED DILUTIVE SHARES OUTSTANDING	8,392	8,401	9,221	9,740	9,960

December 31,	2007	2006	2005	2004	2003
	(in thousands)
TOTAL ASSETS	$32,953	$34,848	$36,207	$69,438	$73,498
TOTAL LIABILITIES	10,219	12,415	14,658	42,570	49,693
STOCKHOLDERS’ EQUITY	22,734	22,433	21,549	26,868	23,805

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business

Track Data Corporation (the "Company") is a financial services company that provides real-time financial market data, fundamental research, charting and analytical services to institutional and individual investors through dedicated telecommunication lines and the Internet.  The Company also disseminates news and third-party database information from more than 100 sources worldwide.  The Company owns TDSC, a registered securities broker-dealer and member of FINRA. The Company provides a proprietary, fully integrated Internet-based online trading and market data system, proTrack, for the professional institutional traders, and myTrack and myTrack Edge, for the individual trader.  The Company also operates Track ECN, an electronic communications network that enables traders to display and match limit orders for stocks.  The Company's operations are classified in three business segments: (1) Professional Market -- Market data services and trading, including ECN services, to the institutional professional investment community, (2) Non-Professional Market -- Internet-based online trading and market data services to the non-professional individual investor community, and (3) Arbitrage trading.

Relevant Factors

The Company's Professional Market segment revenues experienced significant declines since 2001 from a combination of staffing reductions in the securities industry, the use by customers of internally developed services, or lower priced services offered by the Company or other vendors.  This trend has continued into 2008.  Until October, 2006, Track ECN displayed orders submitted by its subscribers on Nasdaq's trading platform.  Broker-dealers could access this liquidity through Nasdaq.  Nasdaq was authorized to operate as an exchange and Track ECN was no longer able to operate its business on Nasdaq’s platform.  Track ECN currently displays its orders on the National Stock Exchange. This change has resulted in significantly lower revenues.  In addition, revenues were reduced in the second quarter of 2007 by a new regulation that limited ECN charges for trading of stocks under $1.00.  The Company commenced self-clearing of its ECN business at the end of the third quarter of 2005 in an effort to decrease costs associated with ECN revenues.  Although TDSC has approval for “clearing” of its Track ECN business, it is a limited approval for it to submit two sided trade data respecting trades which were executed by broker-dealers on the Track ECN.  TDSC submits this data to the National Securities Clearing Corporation so that the actual trading counterparties can compare, clear and settle their trades and, except in the case of a rare error, TDSC “drops out” of the clearing process.  This effort to "self-clear" was a step to reduce costs of having a third party handle this function.

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

Results of Operations

Years ended December 31, 2007 and 2006

Revenues for the years ended December 31, 2007 and 2006 were $34,080,000 and $41,986,000, respectively, a decrease of 19%.  The Company’s Professional Market segment had revenues for the years ended December 31, 2007 and 2006 of $20,803,000 and $29,642,000, respectively, a decrease of 30% for this segment.  The Company’s Non-Professional Market segment had revenues of $13,277,000 and $12,344,000, respectively, for the years ended December 31, 2007 and 2006, an increase of 8% for this segment.  The decrease in revenues was principally attributable to the Company’s Track ECN which revenues decreased approximately $6.6 million.  Until October, 2006, Track ECN displayed orders submitted by its subscribers on Nasdaq's trading platform.  Broker-dealers could access this liquidity through Nasdaq.  Nasdaq was authorized to operate as an exchange and Track ECN was no longer able to operate its business on Nasdaq’s platform.  Track ECN currently displays its quotes on the National Stock Exchange. This change has resulted in significantly lower ECN revenues since November, 2006. Market data revenues decreased approximately $2.8 million in 2007 compared to 2006. Since 2001, the Company has experienced a decline in revenues from its market data services to the Professional Market segment due principally to staffing reductions in the securities industry, the use by customers of internally developed services, or lower priced services that are offered by the Company or other vendors.  This trend has continued in 2008, negatively impacting revenues and profits. The declines in ECN and market data revenues were partially offset by in increase of $1.5 million in broker-dealer commissions, principally from the Non-Professional Market Segment.

Direct operating costs were $24,963,000 for the year ended December 31, 2007 and $30,465,000 for the similar period in 2006, a decrease of 18%.  Direct operating costs as a percentage of revenues were 73% in 2007 and 2006.  Without giving effect to unallocated depreciation, amortization expense and costs directly allocated to the Arbitrage segment, the Company’s Professional Market segment had $16,568,000 and $23,153,000 of direct costs for the years ended December 31, 2007 and 2006, respectively, a decrease of 28%.   Direct operating costs as a percentage of revenues for the Professional segment were 80% in 2007 and 78% in 2006.  The dollar decrease in direct costs is due principally to the decrease in ECN rebates due to reduced ECN revenues. The Company’s Non-Professional Market segment had $7,598,000 and $6,542,000 in direct costs for the years ended December 31, 2007 and 2006, respectively, an increase of 16%.  The dollar increase in direct costs is due principally to the increased broker-dealer commissions in 2007. Direct operating costs as a percentage of revenues for the Non-Professional segment were 57% in 2007 and 53% in 2006.  Certain direct operating costs are allocated to each segment based on revenues. Direct operating costs include direct payroll, direct telecommunication costs, computer supplies, depreciation, equipment lease expense and the amortization of software development costs, costs of clearing, back office payroll and other direct broker-dealer expenses and ECN customer commissions and clearing.

Selling and administrative expenses were $10,575,000 and $10,986,000 in the 2007 and 2006 periods, respectively, a decrease of 4%.  Selling and administrative expenses as a percentage of revenues were 31% in 2007 and 26% in 2006. Without giving effect to unallocated depreciation, amortization expense and costs directly allocated to the Arbitrage segment, selling and administrative expenses for the Professional Market segment were $7,064,000 and $7,788,000 in the 2007 and 2006 periods, respectively, a decrease of 9%.  For the Professional Market segment selling and administrative expenses as a percentage of revenues were 34% in 2007 and 26% in 2006. Selling and administrative expenses for the Non-Professional segment were $3,418,000 and $3,098,000 in the 2007 and 2006 periods, respectively, an increase of 10%.  For the Non-Professional segment selling and administrative expense as a percentage of revenue was 26% in 2007 and 25% in 2006.  The increase in selling and administrative expenses was due principally to increased expenses due to increased revenues. Certain selling and administrative expenses are allocated to each segment based on revenues.

Rent costs to related parties was $637,000 in 2007 and $630,000 in 2006.  The Professional Market segment incurred rent costs of $389,000 in 2007 and $454,000 in 2006.  The Non-Professional segment incurred rent costs of $248,000 in 2007 and $176,000 in 2006.

Marketing and advertising costs were $247,000 in 2007 and $200,000 in 2006.  The Professional Market segment incurred costs of $102,000 in 2007 and $86,000 in 2006.  The Non-Professional segment incurred marketing costs of $145,000 in 2007 and $114,000 in 2006.

The Professional Market segment realized a loss of $3,320,000 in 2007 compared to a loss of $1,829,000 before unallocated amounts and income taxes in 2006.  The Non-Professional Market segment realized income of $1,870,000 in 2007 and $2,404,000 in 2006 before unallocated amounts and income taxes. The Arbitrage segment realized income of $1,584,000 in 2007 compared to $843,000 in 2006 before unallocated amounts and income taxes.

In 2007 and 2006, the Company recognized gains of $344,000 and $1,777,000, respectively, from the sale of available-for-sale securities of Innodata and Edgar Online common stock.

Net interest expense in 2007 was $291,000 compared to net interest income of $84,000 in 2006. The increase in interest expense in 2007 is due principally to increased levels of margin debt in connection with the Company's arbitrage trading program.

As a result of the above-mentioned factors, the Company realized a loss before income taxes of $175,000 in the 2007 period compared to income before income taxes of $2,579,000 in the 2006 period.

The Company's effective tax rate was 25% in 2007 and 40% in 2006. The lower rate in 2007 is due principally to non-taxable items and permanent differences.

The Company realized a net loss of $132,000 in 2007 compared to net income of $1,549,000 in 2006.

Years ended December 31, 2006 and 2005

Revenues for the years ended December 31, 2006 and 2005 were $41,986,000 and $36,094,000, respectively, an increase of 16%.  The Company’s Professional Market segment had revenues for the years ended December 31, 2006 and 2005 of $29,642,000 and $24,419,000, respectively, an increase of 21% for this segment.  The Company’s Non-Professional Market segment had revenues of $12,344,000 and $11,675,000, respectively, for the years ended December 31, 2006 and 2005, an increase of 6% for this segment.  The increase in revenues was attributable to the Company’s Track ECN which increased from $6,911,000 to $13,375,000; however, ECN revenues have low margins compared to higher margins lost from reduced market data services.  Until October, 2006, Track ECN displayed orders submitted by its subscribers on Nasdaq's trading platform.  Broker-dealers could access this liquidity through Nasdaq.  Nasdaq was authorized to operate as an exchange and Track ECN was no longer able to operate its business on Nasdaq’s platform.  Track ECN currently operates on the NSXs Blade platform. This change has resulted in significantly lower ECN revenues since November, 2006. Since 2001, the Company has experienced a decline in revenues from its market data services to the Professional Market segment due principally to staffing reductions in the securities industry, the use by customers of internally developed services, or lower priced services that are offered by the Company or other vendors.  This trend has continued in 2007, negatively impacting revenues and profits.  One customer, with monthly revenues of approximately $90,000, cancelled a customized market data service in March, 2007.

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

Liquidity and Capital Resources

During the year ended December 31, 2007, cash provided by operating activities was $181,000 compared to $1,308,000 in 2006.  The decrease in 2007 was principally due to decreased receivables and amounts due from broker, offset by the decrease in trading securities sold, but not yet purchased, and the net loss for 2007. Cash flows used in investing activities in 2007 were $449,000 compared to cash flows provided by investing activities of $606,000 in 2006.  The decrease was due principally to reduced sales of Innodata and Edgar Online common stock in 2007. Cash flows used in financing activities were $962,000 in 2007 compared to cash flows provided by financing activities of $130,000 in 2006. The increase was due to repayment of bank obligations in 2007.

The Company has a line of credit with a bank up to a maximum of $3 million.  The line is collateralized by the assets of the Company and is guaranteed by its Principal Stockholder.  Interest is charged at 1.75% above the bank’s prime rate and is due on demand.  The line expires in October, 2008, subject to automatic renewal. The Company may borrow up to 80% of eligible market data service receivables as defined, and is required to maintain a compensating balance of 10% of the outstanding loans.  At December 31, 2007, the Company had no borrowings under the line.  Borrowings available on the line of credit at December 31, 2007 were $869,000 based on these formulas.

The Company has significant positions in stocks and options and receives significant proceeds from the sale of trading securities sold but not yet purchased under the arbitrage trading strategy described in Note C in the accompanying Notes to Consolidated Financial Statements.  The Company expects that its December 31, 2007 positions will be closed during the first quarter of 2008 and that other positions with the same strategy will be established.  The level of trading activity is partially dependent on the value of the shares of Track Data pledged by its Principal Stockholder, and Innodata common stock that is held as collateral.

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

The Company’s broker-dealer subsidiary, TDSC, is subject to a minimum net capital requirement of $1 million by FINRA.  TDSC operations are subject to reviews by regulators within its industry, which include the SEC and FINRA.  In the past, certain reviews have resulted in the Company incurring fines and required the Company to change certain of its internal control and operating procedures.  Ongoing and future reviews may result in the Company incurring additional fines and changes in its internal control and operating procedures.  Management does not expect any ongoing reviews to have a material affect on the Company's financial position or statement of operations.

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

Off Balance Sheet Risk

In connection with the Company's broker-dealer operations, certain customer securities activities are transacted on a margin basis.  The Company's clearing broker extends credit to the Company's customers, subject to various regulatory margin requirements, collateralized by cash and securities in the customers' accounts.  In the event of a decline in the market value of the securities in a margin account, the Company is required to either obtain additional collateral from the customer or to sell the customer's position if such collateral is not forthcoming.  The Company is responsible for any losses on such margin loans, and has agreed to indemnify its clearing broker for losses that the clearing broker may sustain from the customer accounts introduced by the Company.  The Company and its clearing broker seek to control the risks associated with customer activities by monitoring required margin levels daily and, pursuant to such guidelines, requiring the customer to deposit additional collateral or to reduce positions when necessary.  At December 31, 2007, the Company had $15.5 million in margin credit extended to its customers.  The Company’s margin loans in connection with Arbitrage trading were immaterial at December 31, 2007.  The Company believes it is unlikely it will have to make material payments under the indemnification agreement and has not recorded any related liability in the Consolidated Financial Statements.

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

Contractual Obligations and Commitments

December 31, 2007
		Payment due by Period
		Less than
Contractual Obligations	Total	1 year	1-3 Years
Operating Lease Obligations	$1,229,000	$736,000	$493,000

In connection with the Company's broker-dealer operations, certain customer securities activities are transacted on a margin basis.  The Company is responsible for any losses on such margin loans, and has agreed to indemnify its clearing broker for losses that the clearing broker may sustain from the customer accounts introduced by the Company.

Critical Accounting Policies

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results when different assumptions are utilized.  We believe that our principal critical accounting policies are described below.   For a detailed discussion on the application of these and other accounting policies, see Note A in the accompanying Notes to Consolidated Financial Statements.

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

The Company classifies its investments in Innodata and Edgar Online as available for sale securities.  The Company carries these investments at fair value, based on quoted market prices, and unrealized gains and losses, net of taxes, are included in accumulated other comprehensive income, which is reflected as a separate component of stockholders' equity.  Realized gains and losses are recognized in the consolidated statement of operations when realized.  The Company reviews these holdings on a regular basis to evaluate whether or not each security has experienced an other-than-temporary decline in fair value.  If the Company believes that an other-than-temporary decline exists in the marketable securities, the equity investments are written down to market value and an investment loss is recorded in the consolidated statement of operations.

Long-lived Assets

In assessing the recoverability of the Company's goodwill and other intangibles, the Company must make assumptions regarding estimated undiscounted expected future cash flows to be generated by the assets to determine the fair value of the respective assets.  If these estimated cash flows and related assumptions change in the future, the Company may be required to record an impairment charge in the consolidated statement of operations.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary (previously referred to as minority interests). SFAS 160 also requires that a retained noncontrolling interest upon the deconsolidation of a subsidiary be initially measured at its fair value. Upon adoption of SFAS 160, the Company would be required to report any noncontrolling interests as a separate component of stockholders’ equity. The Company would also be required to present any net income allocable to noncontrolling interests and net income attributable to the stockholders of the Company separately in its consolidated statements of income. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 shall be applied prospectively. SFAS 160 would have an impact on the presentation and disclosure of the noncontrolling interests of any non wholly-owned businesses acquired in the future.

In December 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 141R,  “Business Combinations” (“SFAS 141R”), which replaces SFAS No. 141, “Business Combinations.” SFAS 141R establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including noncontrolling interests, contingent consideration, and certain acquired contingencies.  SFAS 141R also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination. SFAS 141R will be applicable prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141R would have an impact on accounting for any businesses acquired after the effective date of this pronouncement.

In December 2007, the SEC staff issued Staff Accounting Bulletin 110 (“SAB 110”), “Share-Based Payment,” which amends SAB 107, “Share-Based Payment,” to permit public companies, under certain circumstances, to use the simplified method in SAB 107 for employee option grants after December 31, 2007. Use of the simplified method after December 2007 is permitted only for companies whose historical data about their employees’ exercise behavior does not provide a reasonable basis for estimating the expected term of the options. The adoption of this pronouncement is not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

Inflation and Seasonality

To date, inflation has not had a significant impact on the Company’s operations.  The Company’s revenues are not affected by seasonality.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to interest rate change market risk with respect to its credit facility with a financial institution, which is priced based on the prime rate of interest. At December 31, 2007, there were no borrowings outstanding under the credit facility. Changes in the prime interest rate during fiscal 2008 will have a positive or negative effect on the Company's interest expense. Such exposure will increase should the Company maintain higher levels of borrowing during 2008.

The Company has significant positions in stocks and options and receives significant proceeds from the sale of trading securities sold but not yet purchased under the arbitrage trading strategy described in Note C of Notes to the accompanying Consolidated Financial Statements.  In connection with the arbitrage trading activity, the Company incurs margin loans.  The Company is exposed to interest rate change market risk with respect to these margin loans. Such exposure will increase should the Company maintain higher levels of borrowing.  The level of trading in the arbitrage trading account is partially dependent on the value of the Company’s common stock pledged by its Principal Stockholder and Innodata common stock, which is used as collateral.  The market value of such securities is dependent on future market conditions for these companies over which the Company has little or no control.  If the stock collateral is not available, the Company will decrease its trading or seek additional collateral.  The Company’s margin loans as of December 31, 2007 were immaterial.

The Company conducts business through a clearing broker, which settles all trades for the Company, on a fully disclosed basis, on behalf of its customers.  The Company earns commissions as an introducing broker for the transactions of its customers.  In the normal course of business, the Company's customer activities involve the execution of various customer securities transactions.  These activities may expose the Company to off-balance-sheet risk in the event the customer or other broker is unable to fulfill its contracted obligations and the Company has to purchase or sell the financial instrument underlying the obligation at a loss.  At December 31, 2007, the Company had $15.5 million in margin credit extended to its customers.

ITEM 8.     FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the Board of Directors
and Stockholders of Track Data Corporation

We have audited the accompanying consolidated balance sheets of Track Data Corporation and Subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss) and cash flows for each of the three years in the period ended December 31, 2007.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Track Data Corporation and Subsidiaries as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007 in conformity with United States generally accepted accounting principles.

/S/ Marcum & Kliegman LLP

Melville, New York
March 26, 2008

Track Data Corporation and Subsidiaries
Consolidated Balance Sheets
December 31, 2007 and 2006
(in thousands, except share data)

	2007	2006

ASSETS

CASH AND EQUIVALENTS	$5,275	$6,508

ACCOUNTS RECEIVABLE – net of allowance for doubtful
accounts of $227 in 2007 and $326 in 2006	1,382	1,277

DUE FROM CLEARING BROKER	635	495

DUE FROM BROKER	12,258	12,962

MARKETABLE SECURITIES	8,581	8,757

FIXED ASSETS - at cost (net of accumulated depreciation)	2,093	1,998

EXCESS OF COST OVER NET ASSETS ACQUIRED – net	1,900	1,900

OTHER ASSETS	829	951

TOTAL	$32,953	$34,848

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Accounts payable and accrued expenses	$3,540	$3,928
Note payable - bank	-	987
Trading securities sold, but not yet purchased	5,060	6,102
Net deferred income tax liabilities	755	528
Other liabilities	864	870

Total liabilities	10,219	12,415

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock - $.01 par value; 60,000,000 shares
authorized; issued and outstanding –8,392,000 shares	84	84
Additional paid-in capital	10,183	10,183
Retained earnings	11,791	11,923
Accumulated other comprehensive income	676	243

Total stockholders’ equity	22,734	22,433

TOTAL	$32,953	$34,848

See notes to consolidated financial statements

Track Data Corporation and Subsidiaries
Consolidated Statements of Operations
Years Ended December 31, 2007, 2006 and 2005
(in thousands, except earnings per share)

	2007	2006	2005
SERVICE FEES AND REVENUE
Market Data Services	$18,648	$21,474	$23,175
ECN Services	6,764	13,375	6,911
Broker Dealer Commissions (includes
$125 in 2007 and $89 in 2006 from related party)	8,668	7,137	6,008
Total	34,080	41,986	36,094
COSTS, EXPENSES AND OTHER:
Direct operating costs (includes depreciation and amortization
of $628, $559 and $614 in 2007, 2006 and 2005, respectively)	24,963	30,465	25,002
Selling and administrative expenses (includes depreciation and amortization of $94, $100 and $141 in 2007, 2006
and 2005, respectively)	10,575	10,986	12,485
Rent expense – related party	637	630	623
Marketing and advertising	247	200	274
Gain on arbitrage trading	(2,114)	(1,013)	(819)
Gain on sale of marketable securities – Innodata and Edgar Online	(344)	(1,777)	(1,067)
Net gain on sale of investment in private companies	-	-	(412)
Interest income	(445)	(430)	(241)
Interest expense	736	346	464

Total	34,255	39,407	36,309

(LOSS) INCOME BEFORE INCOME TAXES	(175)	2,579	(215)

INCOME TAX (BENEFIT) EXPENSE	(43)	1,030	(178)

NET (LOSS) INCOME	$(132)	$1,549	$(37)

BASIC AND DILUTED NET (LOSS) INCOME PER SHARE	$(.02)	$.18	$(.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	8,392	8,382	9,221

ADJUSTED DILUTIVE SHARES OUTSTANDING	8,392	8,401	9,221

See notes to consolidated financial statements

Track Data Corporation and Subsidiaries
Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)
Years Ended December 31, 2007, 2006 and 2005
(in thousands)

					Accumulated		Compre-
	Number		Additional		Other	Stock-	hensive
	of	Common	Paid-in	Retained	Comprehensive	holders’	Income
	Shares	Stock	Capital	Earnings	Income	Equity	(Loss)

BALANCE, JANUARY 1, 2005	9,627	$96	$13,786	$10,411	$2,575	$26,868

Net loss				(37)		(37)	$(37)

Purchase and retirement of treasury stock	(1,247)	(12)	(3,664)			(3,676)

Tax effect on distribution of
phantom shares			14			14

Reclassification adjustment for gain
on marketable securities - net of taxes					(472)	(472)	(472)

Unrealized loss on marketable securities -
net of taxes					(1,148)	(1,148)	(1,148)

Comprehensive loss							$(1,657)

BALANCE, DECEMBER 31, 2005	8,380	84	10,136	10,374	955	21,549

Net income				1,549		1,549	$1,549

Exercise of stock options	18		56			56

Purchase and retirement of treasury stock	(6)		(20)			(20)

Tax effect of stock options exercised			11			11

Reclassification adjustment for gain
on marketable securities - net of taxes					(946)	(946)	(946)

Unrealized gain on marketable securities
- net of taxes					234	234	234

Comprehensive income							$837

BALANCE, DECEMBER 31, 2006	8,392	84	10,183	11,923	243	22,433

Net loss				(132)		(132)	$(132)

Reclassification adjustment for gain on
marketable securities - net of taxes					(142)	(142)	(142)

Unrealized gain on marketable securities
- net of taxes					575	575	575

Comprehensive income							$301

BALANCE, DECEMBER 31, 2007	8,392	$84	$10,183	$11,791	$676	$22,734

See notes to consolidated financial statements

Track Data Corporation and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31, 2007, 2006 and 2005
(in thousands)

	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(132)	$1,549	$(37)
Adjustments to reconcile net (loss) income to net cash
provided by (used in) operating activities:
Depreciation and amortization	722	659	755
Deferred taxes	(62)	43	(13)
Provision for doubtful accounts	-	33	-
Tax effect of stock options exercised and phantom shares	-	(11)	14
Net gain on sale of investment in private companies	-	-	(412)
Loss on surrender of leases	36	-	-
Loss on sale of fixed assets	-	-	51
Gain on sale of Innodata and Edgar Online common stock	(344)	(1,777)	(1,067)
Changes in operating assets and liabilities:
Accounts receivable and due from clearing broker	(245)	299	325
Due from broker	704	2,629	20,160
Marketable securities	818	(462)	7,916
Other assets	140	306	137
Accounts payable and accrued expenses	(388)	221	(1,006)
Trading securities sold, but not yet purchased	(1,042)	(2,121)	(25,392)
Other liabilities	(26)	(60)	(2,087)
Net cash provided by (used in) operating activities	181	1,308	(656)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(869)	(1,031)	(726)
Investment in private companies	-	(150)	(100)
Proceeds from sale of fixed assets	-	-	8
Proceeds from sale of investment in private company	-	-	522
Proceeds from sale of Innodata and Edgar Online common stock	420	1,787	1,085

Net cash (used in) provided by investing activities	(449)	606	789

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (payments) proceeds on note payable – bank	(987)	(150)	1,137
Net proceeds from contributions to employee savings program	25	233	66
Proceeds from exercise of stock options	-	56	-
Excess tax benefit from exercise of stock options	-	11	-
Purchase of treasury stock	-	(20)	(3,676)

Net cash (used in) provided by financing activities	(962)	130	(2,473)

EFFECT OF EXCHANGE RATE DIFFERENCES ON CASH	(3)	(5)	(9)

NET (DECREASE) INCREASE IN CASH AND EQUIVALENTS	(1,233)	2,039	(2,349)

CASH AND EQUIVALENTS, BEGINNING OF YEAR	6,508	4,469	6,818

CASH AND EQUIVALENTS, END OF YEAR	$5,275	$6,508	$4,469

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for: Interest	$737	$346	$465
Income taxes	50	708	1,943
NON-CASH INVESTING ACTIVITIES
Retirement of treasury stock	$-	$20	$3,676

See notes to consolidated financial statements

Track Data Corporation and Subsidiaries
 Notes To Consolidated Financial Statements
Years Ended December 31, 2007, 2006 and 2005

A.  The Company and Summary of Significant Accounting Policies

Description of Business and Basis of Presentation--Track Data Corporation (the "Company") is a financial services company that provides real-time financial market data, fundamental research, charting and analytical services to institutional and individual investors through dedicated telecommunication lines and the Internet.  The Company also disseminates news and third-party database information from more than 100 sources worldwide.  The Company’s wholly-owned subsidiary, Track Data Securities Corp. ("TDSC"), is a registered securities broker-dealer and member of Financial Industry Regulatory Authority (“FINRA”).  The Company provides a proprietary, fully integrated Internet-based online trading and market data system, proTrack, for the professional institutional traders, and myTrack and myTrack Edge, for the individual trader.  The Company also operates Track ECN, an electronic communications network (“ECN”) that enables traders to display and match limit orders for stocks.  The Company's operations are classified in three business segments: (1) Professional Market -- Market data services and trading, including ECN services, to the institutional professional investment community, (2) Non-Professional Market -- Internet-based online trading and market data services to the non-professional individual investor community, and (3) Arbitrage trading.

Principles of Consolidation--The consolidated financial statements of the Company include its subsidiaries, all of which are wholly owned. All significant intercompany transactions and accounts have been eliminated in consolidation.

Cash and Cash Equivalents--For financial statement purposes (including cash flows), the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less and money market funds to be cash equivalents. The Company’s cash and cash equivalents includes $500,000 of restricted cash on deposit with the Company’s clearing broker. The Company has cash balances in banks in excess of the maximum amount insured by the FDIC as of December 31, 2007.

Accounts Receivable--Accounts receivable, principally trade, are generally due within 30 days and are stated at amounts due from customers net of an allowance for doubtful accounts.  The Company continuously monitors agings, collections and payments from customers and a provision for estimated credit losses is maintained based upon its historical experience and any specific customer collection issues that have been identified.  While such credit losses have historically been within the Company’s expectation and the provisions established, the Company cannot guarantee that the same credit loss rates will be experienced in the future. The Company writes off accounts receivable when they become uncollectible.  The Company’s allowance for doubtful accounts was $227,000 and $326,000 at December 31, 2007 and 2006, respectively.  There have been no significant write offs during the years ended December 31, 2007, 2006 and 2005.

Marketable Securities--The Company accounts for securities owned in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities."  SFAS 115 requires investments in debt and equity securities to be classified as either "held to maturity," "trading," or "available for sale."  The accounting treatment for unrealized gains and losses on those securities is then determined by the classification chosen.  Arbitrage trading securities transactions, consisting of stocks and options, are recorded on a trade-date basis, as if they had been settled.  Securities are valued at quoted market value.  The resulting difference between cost and market (or fair value) is included in “gain (loss) on arbitrage trading.”  Securities sold, but not yet purchased, consist of trading securities at market values.  The difference between the proceeds received from securities sold short and the current market value is included in gain on arbitrage trading.  Securities available for sale are carried at fair value, with unrealized gains and losses, net of deferred taxes, reported as comprehensive income (loss), a separate component of stockholders' equity, and realized gains and losses, determined on a specific identification basis, are included in earnings.  The Company reviews these holdings on a regular basis to evaluate whether or not each security has experienced an other-than-temporary decline in fair value.  If the Company believes that an other-than-temporary decline exists in the marketable securities, the equity investments are written down to market value and an investment loss is recorded in the consolidated statement of operations.

Due From Broker--Due from broker includes cash, securities owned and securities sold, but not yet purchased carried by the Company’s broker.

Fixed Assets--Fixed assets are depreciated on a straight-line basis over their estimated useful lives which are as follows: equipment – 3-10 years; furniture and fixtures – 10 years; and transportation equipment – 4 years.  Leasehold improvements are amortized on a straight-line basis over the respective lease term or estimated useful life, whichever is less.

Software and Database Costs--Certain costs of internally developed software are capitalized and are amortized at the greater of the ratio that current gross revenues bear to the total of current and anticipated future gross revenues or the straight-line method, generally five years. Other software costs are amortized on a straight-line basis over their estimated useful lives, generally five years.  Costs incurred for internal use software in the preliminary project stage and for application maintenance are expensed.  Costs incurred for application development are capitalized.  Most costs are incurred for upgrades and enhancements that are constantly upgraded and changed with useful lives of less than one year.  Accordingly, these costs are expensed as incurred.  No development costs have been capitalized during the three years ended December 31, 2007.  Software and database costs, net of accumulated amortization, at December 31, 2007 and 2006 of $30,000 and $15,000, respectively, were included in other assets.  Database costs are amortized on a straight-line basis over their estimated useful lives of ten years. Amortization expense for the years ended December 31, 2007, 2006 and 2005 was approximately $7,000, $4,000 and $4,000, respectively.  At each balance sheet date, the unamortized capitalized costs of a computer software product is compared to the net realizable value of that product. The amount by which the unamortized capitalized costs of a computer software product exceed the net realizable value of that asset is written off. The net realizable value is the estimated future revenues from that product reduced by the estimated future costs of completing and disposing of that product, including the costs of performing maintenance and customer support required to satisfy the Company’s responsibility set forth at the time of sale. The reduced amount of capitalized computer software costs that have been written down to net realizable value at the close of an annual fiscal period is considered to be the costs for subsequent accounting purposes, and the amount of the write-down shall not be subsequently restored.

Long-lived Assets--In accordance with SFAS 142, "Goodwill and Other Intangible Assets," all intangible assets acquired that are obtained through contractual or legal right, or are capable of being separately sold, transferred, licensed, rented or exchanged are recognized as an asset apart from goodwill.  Goodwill and intangibles with indefinite lives are not subject to amortization, but are subject to at least an annual assessment for impairment by applying a fair value based test.  The excess of the purchase price of acquired businesses over the fair value of net assets ("goodwill") on the dates of acquisition amounts to $1,900,000, net of accumulated amortization of $2,494,000 as of December 31, 2007 and 2006.

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

Foreign Currency Translation--The Company has a division which operates in a foreign country for which the functional currency is the British pound. Balance sheet accounts are translated at the exchange rates in effect at December 31, 2007 and 2006, and the income statement accounts are translated at the weighted average rates prevailing during the years ended December 31, 2007, 2006 and 2005. Unrealized foreign exchange gains and losses resulting from this translation are insignificant.

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

The Company has adopted the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes (as amended) - an interpretation of FASB Statement No. 109" ("FIN 48"), on January 1, 2007.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS Statement 109, "Accounting for Income Taxes," and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 states that a tax benefit from an uncertain tax position may be recognized only if it is "more likely than not" that the position is sustainable, based on its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement with a taxing authority having full knowledge of all relevant information. A tax benefit from an uncertain tax position was previously recognized if it was "probable" of being sustained. Under FIN 48, the liability for unrecognized tax benefits is classified as noncurrent unless the liability is expected to be settled in cash within 12 months of the reporting date.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of FIN 48 did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

The Company did not record a cumulative effect adjustment related to the adoption of FIN 48 at January 1, 2007 and no liability for unrecognized tax benefits was required to be reported at December 31, 2007.  The Company has identified its federal tax return and its state and city tax returns in New York as "major" tax jurisdictions, as defined.  The Company is also subject to filings in multiple other state and city jurisdictions.  Based on the Company's evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company's financial statements.  The Company's evaluation was performed for tax years ended 2003 through 2007, the only periods subject to examination.  The Company believes that its income tax positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position. The Company's New York City tax returns for 2003 through 2005 are presently under audit. The audit has recently commenced, therefore the outcome cannot be reasonably estimated at this time.

The Company's policy for recording interest and penalties associated with uncertain tax positions is to record such items as a component of income before income taxes.  Penalties are recorded in other expense and interest paid or received is recorded in interest expense or interest income, respectively, in the statement of operations.  For the year ended December 31, 2007, penalties and interest related to the settlements of audits was insignificant.

Research, Development and Maintenance--The Company charges all costs incurred to establish the technological feasibility of a product or product enhancement, as well as correction of software bugs and minor enhancements to existing software applications, to research, development and maintenance expense. Research, development and maintenance expenses, included in direct operating costs, were approximately $162,000, $159,000 and $210,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

Marketing and Advertising--Marketing and advertising costs are charged to expense when incurred.  Marketing and advertising costs were approximately $247,000, $200,000 and $274,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

Segment Reporting--The Company uses the "management approach" as defined by SFAS 131, "Disclosures about Segments of an Enterprise and Related Information" for its segment reporting.  The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the basis for disclosures about products and services, geographic areas, and major customers.

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

Use of Estimates--In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates relate to: useful lives and recoverability of long-lived assets, including goodwill; fair values of marketable securities; income tax calculations; and allowances for doubtful accounts.

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

Accounting for Stock Options--At December 31, 2007, the Company has seven stock-based employee compensation plans, which are described more fully in Note J.  Until December 31, 2005, the Company accounted for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations.  No stock-based employee compensation cost is reflected in the statement of operations, as all options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant.

The Company adopted SFAS 123(R), “Share-Based Payment,” using the modified prospective transition method on January 1, 2006.  The adoption of the new requirements result in compensation charges to the Company’s statement of operations for the fair value of options granted to employees after December 31, 2005, as well as the compensation cost for the portion of outstanding awards for which the requisite service had not yet been rendered as of December 31, 2005. At December 31, 2005, all of the Company’s outstanding stock options were fully vested and the Company made no option grants during the years ended December 31, 2007 and 2006. As such, the adoption of SFAS 123(R) had no impact on net (loss) income for the years ended December 31, 2007 and 2006.  The Company expects that the adoption of this statement may have a material impact on net income (loss) and earnings (loss) per share in future periods upon issuance of new awards.

The following table illustrates the effect on net (loss) income and net (loss) income per share as if the Company had applied the fair value recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation prior to January 1, 2006:

Year Ended
December 31, 2005
(in thousands, except earnings per share)

Net loss, as reported	$(37)
Deduct: Total stock-based employee compensation
expense determined under fair value based method for
all awards, net of related tax effects	(476)
Net loss, as adjusted	$(513)

Net loss per share:
Basic and diluted --as reported	$(.00)

Basic and diluted --as adjusted	$(.05)

The fair value of options at date of grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions: an expected life of four years; risk free interest rate of 4.4%; expected volatility of 86%; and a zero dividend yield. The effects of applying SFAS 123 in this proforma disclosure are not indicative of future results.

New Pronouncements--In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. It codifies the definitions of fair value included in other authoritative literature; clarifies and, in some cases, expands on the guidance for implementing fair value measurements; and increases the level of disclosure required for fair value measurements. Although SFAS 157 applies to (and amends) the provisions of existing authoritative literature, it does not, of itself, require any new fair value measurements, nor does it establish valuation standards. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. This statement will be effective for the Company's fiscal year beginning January 2008. We will evaluate the impact of adopting SFAS 157 but do not expect that it will have a material impact on the Company's consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115 ("SFAS No. 159"). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities with available-for-sale and trading securities. The fair value option established by SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method, is irrevocable (unless a new election date occurs), and is applied only to entire instruments and not to portions of instruments. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157. The Company has not completed its review of the new guidance.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary (previously referred to as minority interests). SFAS 160 also requires that a retained noncontrolling interest upon the deconsolidation of a subsidiary be initially measured at its fair value. Upon adoption of SFAS 160, the Company would be required to report any noncontrolling interests as a separate component of stockholders’ equity. The Company would also be required to present any net income allocable to noncontrolling interests and net income attributable to the stockholders of the Company separately in its consolidated statements of income. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 shall be applied prospectively. SFAS 160 would have an impact on the presentation and disclosure of the noncontrolling interests of any non wholly-owned businesses acquired in the future.

In December 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 141R,  “Business Combinations” (“SFAS 141R”), which replaces SFAS No. 141, “Business Combinations.” SFAS 141R establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including noncontrolling interests, contingent consideration, and certain acquired contingencies.  SFAS 141R also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination. SFAS 141R will be applicable prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141R would have an impact on accounting for any businesses acquired after the effective date of this pronouncement.

In December 2007, the SEC staff issued Staff Accounting Bulletin 110 (“SAB 110”), “Share-Based Payment,” which amends SAB 107, “Share-Based Payment,” to permit public companies, under certain circumstances, to use the simplified method in SAB 107 for employee option grants after December 31, 2007. Use of the simplified method after December 2007 is permitted only for companies whose historical data about their employees’ exercise behavior does not provide a reasonable basis for estimating the expected term of the options. The adoption of this pronouncement is not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

B.  Fixed Assets

Fixed assets consist of the following at December 31, 2007 and 2006 (in thousands):

	2007	2006
Equipment	$6,231	$5,385
Telephone systems	804	922
Furniture and fixtures	368	411
Transportation equipment	70	70
Leasehold improvements	189	380
	7,662	7,168
Less accumulated depreciation
and amortization	5,569	5,170
Fixed assets - net	$2,093	$1,998

Depreciation and amortization expense for the years ended December 31, 2007, 2006 and 2005 was $715,000, $655,000 and $751,000, respectively.

C.  Marketable Securities

Marketable securities consists of the following (in thousands):

	December 31,
	2007	2006
Innodata - Available for sale securities - at market	$1,372	$730
Arbitrage trading securities - at market	7,209	8,027
Marketable securities	$8,581	$8,757
Arbitrage trading securities sold but not yet purchased – at market	$5,060	$6,102

During the year ended December 31, 2006, the Company sold its remaining 403,498 shares of Edgar Online, Inc. (“EOL”), an Internet-based supplier of business, financial and competitive intelligence derived from U.S. Securities and Exchange Commission data.  As a result, the Company received proceeds of $1,771,000 and recorded a gain of $1,766,000 during the year ended December 31, 2006.  The Company sold 285,302 shares, received proceeds of $994,000 and recorded a gain of $990,000 during the year ended December 31, 2005.  At December 31, 2005, the difference between the cost of $5,000 and fair market value of $734,000, net of $292,000 in deferred taxes, or $437,000 was classified as a component of accumulated other comprehensive income included in stockholders’ equity.

The Company owns 256,502 shares of Innodata, a provider of digital content outsourcing services.  The Company carries the investment at $1,372,000, the market value at December 31, 2007. The difference between the cost of $246,000 and fair market value of these securities, net of $450,000 in deferred taxes, or $676,000 is classified as a component of accumulated other comprehensive income included in stockholders' equity as of December 31, 2007. The Company sold 81,795 shares, received proceeds of $420,000 and recorded a gain of $344,000 during the year ended December 31, 2007. In addition, the Company purchased 399 shares during the year ended December 31, 2007. At December 31, 2006, the Company owned 337,898 shares of Innodata.  The Company sold 6,750 shares, received proceeds of $16,000 and recorded a gain of $11,000 during the year ended December 31, 2006. In addition, the Company purchased 100 shares during the year ended December 31, 2006. The Company carried the investment at $730,000, the market value at December 31, 2006. The difference between the cost of $324,000 and fair market value of these securities, net of $163,000 in deferred taxes, or $243,000 is classified as a component of accumulated other comprehensive income included in stockholders’ equity at December 31, 2006. The Company sold 21,055 shares, received proceeds of $91,000 and recorded a gain of $77,000 during the year ended December 31, 2005.  At December 31, 2005, the difference between the cost of $329,000 and fair market value of $1,193,000, net of $346,000 in deferred taxes, or $518,000 is classified as a component of accumulated other comprehensive income included in stockholders’ equity.

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

As of December 31, 2007, trading securities had a long market value of $7,209,000 with a cost of $7,209,000.  Securities sold but not yet purchased, had a short market value of $5,060,000 with a cost/short proceeds of $5,069,000, or a net unrealized gain of $9,000.  The Company expects that its December 31, 2007 positions will be closed during the first quarter of 2008 and that other positions with the same strategy will be established.  The Company pledged its holdings in Innodata as collateral for its trading accounts.  In addition, the Company's Principal Stockholder, who served as its Chairman and CEO until his resignation on March 16, 2007 (referred to hereafter as “Principal Stockholder”), pledged approximately 3 million shares of his holdings in the Company's common stock as collateral for these accounts.  The Company is paying its Principal Stockholder at the rate of 2% per annum on the value of the collateral pledged.  Such payments aggregated $39,000, $42,000 and $44,000, respectively, for the years ended December 31, 2007, 2006 and 2005, respectively.

The Company recognized gains from arbitrage trading of $2,114,000, $1,013,000 and $819,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

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

D.  Note Payable - Bank

The note payable - bank is a revolving line of credit up to a maximum of $3 million which bears interest at a per annum rate of 1.75% above the bank’s prime rate (10% at December 31, 2007) and is due on demand. The line expires in October, 2008, subject to automatic renewal. The note is collateralized by substantially all of the assets of Track Data Corporation and is guaranteed by its Principal Stockholder. The Company may borrow up to 80% of eligible accounts receivable and is required to maintain a compensating cash balance of not less than 10% of the outstanding loan obligation and is required to comply with certain covenants.  There were no borrowings outstanding at December 31, 2007. Borrowings available under the line of credit at December 31, 2007 were $869,000 based on these formulas.

E.   Segment Information

The Company is a financial services company that provides real-time financial market data, fundamental research, charting and analytical services to institutional and individual investors through dedicated telecommunication lines and the Internet.  The Company also disseminates news and third-party database information from more than 100 sources worldwide.  The Company owns Track Data Securities Corp., a registered securities broker-dealer and member of FINRA.  The Company provides a proprietary, fully integrated Internet-based online trading and market data system, proTrack, for the professional institutional traders, and myTrack and myTrack Edge, for the individual trader.  The Company also operates Track ECN, an electronic communications network that enables traders to display and match limit orders for stocks.  The Company's operations are classified in three business segments:  (1) market data services and trading, including ECN services, to the institutional professional investment community, (2) Internet-based online trading and market data services to the non-professional individual investor community, and (3) arbitrage trading. See Note C.

The accounting policies of the segments are the same as those described in Note A, Summary of Significant Accounting Policies.  Segment data includes charges allocating corporate overhead to each segment.  The Company has not disclosed asset information by segment as the information is not produced internally.  Substantially all long-lived assets are located in the U.S.  The excess of the purchase price of acquired businesses over the fair value of net assets (“goodwill”) on the dates of acquisition amounts to $1,900,000, net of accumulated amoritization of $2,494,000 as of December 31, 2007 and 2006.  Goodwill is an asset of the non-professional market segment. The Company's business is predominantly in the U.S.  Revenues and net income (loss) from international operations are not material.

Information concerning operations in its business segments is as follows (in thousands):

Revenues	2007	2006	2005
Professional Market	$20,803	$29,642	$24,419
Non-Professional Market	13,277	12,344	11,675
Total Revenues	$34,080	$41,986	$36,094

Arbitrage Trading – Gain on sale of marketable securities	$2,114	$1,013	$819

(Loss) income before unallocated amounts and income taxes:
Professional Market	$(3,320)	$(1,829)	$(2,742)
Non-Professional Market	1,870	2,404	1,409
Arbitrage Trading (including interest)	1,584	843	406
Unallocated amounts:
Depreciation and amortization	(722)	(659)	(755)
Gain on sale of Innodata common stock	344	1,777	1,067
Net gain on sale of investment in private companies	-	-	412
Interest income (expense)-net	69	43	(12)

(Loss) income before income taxes	$(175)	$2,579	$(215)

F.      Income Taxes

The components of the (benefit from) provision for income taxes are as follows (in thousands):

	2007	2006	2005
Federal:
Current	$10	$712	$28
Deferred	(56)	36	(12)
Total federal	(46)	748	16
State and local:
Current	9	275	(193)
Deferred	(6)	7	(1)
Total state and local	3	282	(194)
Provision for (benefit from) income taxes	$(43)	$1,030	$(178)

Reconciliation of the U.S. statutory rate with the Company's effective tax rate is summarized as follows:

	2007	2006	2005
Federal statutory rate	(34.0)%	34.0%	(34.0)%
State and local income taxes	3.4	7.0	(60.0)
Non-deductible penalties	10.0	-	14.0
Non taxable dividends	(12.7)	-	-
Other permanent differences	8.7	(1.1)	(3.0)

Effective rate	(24.6)%	39.9%	(83.0)%

The components of the Company’s net deferred taxes are as follows (in thousands):

	2007	2006
Deferred tax assets:
Charitable contributions	$249	$153
Allowance for doubtful accounts	91	62
Other	117	86
	457	301
Deferred tax liabilities:
Unrealized gain on marketable securities	(509)	(240)
Accelerated depreciation	(703)	(589)
	(1,212)	(829)
Net deferred tax liability	$(755)	$(528)

At December 31, 2007, the Company had state net operating loss carryforwards of $158,000 available to offset future taxable income expiring through December 31, 2027.

G.   Commitments and Contingencies

Leases--The Company is obligated under various lease agreements covering office space and computer equipment which expire at various dates through 2009. The lease agreements for office space contain escalation clauses based principally on increases in real estate taxes, building maintenance and utility costs. A summary of such commitments as of December 31, 2007 follows (in thousands):

	Operating Leases
Year Ending	Office	Computer
December 31,	Space	Equipment	Total

2008	$712,000	$24,000	$736,000
2009	493,000	-	493,000

Total	$1,205,000	$24,000	$1,229,000

Rent expense for the years ended December 31, 2007, 2006 and 2005 amounted to $994,000, $1,058,000 and $1,072,000 for office space and $78,000, $77,000 and $66,000 for computer equipment, respectively.

Included in the Company’s rent expense is a lease for its executive office facilities in Brooklyn which is leased from a limited partnership owned by the Company’s Principal Stockholder and members of his family.  The Company paid the partnership rent of $637,000 in 2007, $630,000 in 2006 and $623,000 in 2005.  A new lease effective October 1, 2007 provides for the Company to pay $657,000 per annum plus real estate taxes through September 30, 2009.

Transactions with Clearing Broker and Customers--The Company conducts business through a clearing broker which settles all trades for the Company, on a fully disclosed basis, on behalf of its customers.  The Company earns commissions as an introducing broker for the transactions of its customers.  In the normal course of business, the Company's customer activities involve the execution of various customer securities transactions.  These activities may expose the Company to off-balance-sheet risk in the event the customer or other broker is unable to fulfill its contractual obligations and the Company has to purchase or sell the financial instrument underlying the obligation at a loss.

The Company's customer securities activities are transacted on either a cash or margin basis.  In margin transactions, the clearing broker extends credit to the Company's customers, subject to various regulatory margin requirements, collateralized by cash and securities in the customers' accounts.  However, the Company is required to either obtain additional collateral or to sell the customer's position if such collateral is not forthcoming.  The Company is responsible for any losses on such margin loans, and has agreed to indemnify its clearing broker for losses that the clearing broker may sustain from the customer accounts introduced by the Company.  At December 31, 2007, the Company had $15.5 million in margin credit extended to its customers.  The Company believes it is unlikely it will have to make material payments under the indemnification agreement and has not recorded any related liability in the consolidated financial statements. There were no indemnifications paid by the Company under this agreement.

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

Net Capital Requirements--The SEC, FINRA, and various other regulatory agencies have stringent rules requiring the maintenance of specific levels of net capital by securities brokers, including the SEC’s uniform net capital rule, which governs TDSC.  Net capital is defined as assets minus liabilities, plus other allowable credits and qualifying subordinated borrowings less mandatory deductions that result from excluding assets that are not readily convertible into cash and from valuing other assets, such as a firm’s positions in securities, conservatively. Among these deductions are adjustments in the market value of securities to reflect the possibility of a market decline prior to disposition.

As of December 31, 2007, TDSC was required to maintain minimum net capital, in accordance with SEC rules, of approximately $1 million and had total net capital of $4,413,000, or approximately $3,413,000 in excess of minimum net capital requirements.

If TDSC fails to maintain the required net capital it may be subject to suspension or revocation of registration by the SEC and suspension or expulsion by FINRA and other regulatory bodies, which ultimately could require TDSC's liquidation. In addition, a change in the net capital rules, the imposition of new rules, a specific operating loss, or any unusually large charge against net capital could limit those operations of TDSC that require the intensive use of capital and could limit its ability to expand its business.

The operations of TDSC are subject to reviews by regulators within its industry, which include the SEC and FINRA.  In the past, certain reviews have resulted in the Company incurring fines and required the Company to change certain of its internal control and operating procedures.  In April 2007, the Company settled one such review by paying FINRA $185,000, which was accrued at December 31, 2006. The Company was also fined $50,000, which was accrued at December 31, 2007. Ongoing and future reviews may result in the Company incurring additional fines and changes in its internal control and operating procedures.  Management does not expect any ongoing reviews to have a material affect on the Company's financial position or results of operations.

Litigation--The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the Company's financial position or results of operations.

On June 14, 2005, the SEC filed a civil complaint against Barry Hertz, the Company’s Chairman and CEO at that time, in the U.S. District Court for the Eastern District of New York in Brooklyn alleging violations of various provisions of the federal securities laws in connection with certain transactions in the Company’s stock owned by others. Mr. Hertz reached a settlement with the SEC regarding these charges.   Mr. Hertz consented, without admitting or denying the allegations in the SECs complaint, to a permanent injunction from violations of Section 10(b) and 10b-5 of the Exchange Act and Section 17(a) of the Securities Act of 1933, a two-year bar from serving as an officer or director of a publicly traded company, a two-year bar from association with a broker or dealer, and also agreed to pay approximately $136,000 in disgorgement, interest and civil penalties.  On March 16, 2007, Mr. Hertz resigned as Chairman and CEO of the Company.  In May, 2007, the Board of Directors agreed to reimburse Mr. Hertz under the indemnification provisions of Delaware law, $75,000 for the disgorgement and interest portion of the amounts paid to the SEC by him.  The Company from time to time is subject to informal inquiries and document requests from the SEC to review compliance with Mr. Hertz's two-year association bar imposed from serving as an officer or director of a publicly traded company and from association with a broker or dealer.   On October 24, 2007, the Company was notified by the SEC that they would be conducting such an inquiry and requested certain documents.  The Company provided all requested documents.

In July, 2007, a subscriber of the Track ECN services filed an arbitration claim with FINRA alleging that the Company's website confused the subscriber with respect to its fee schedule for ECN transactions, and that, as a result, a customer of the subscriber was billed a greater amount for ECN transactions than was expected.  The subscriber is seeking a return of its fees paid and for loss of its customer for a total claim of $500,000.  The Company has answered the claim, denying all of the relevant facts and any liability in connection with this claim.  An arbitration hearing is scheduled for May, 2008. The Company is unable to predict the outcome of these claims and accordingly, no adjustments have been made in the consolidated financial statements in response to these claims.

H.  Savings Program

The Company has an employee savings program under which employees may make deposits and receive interest at the prime rate. As of December 31, 2007 and 2006, the Company’s Chief Executive Officer/Chief Financial Officer had deposits in the program of $583,000 and $479,000, respectively, and received interest of $44,000, $32,000 and $16,000 during the years ended December 31, 2007, 2006 and 2005, respectively.  Amounts due to employees under the program aggregated $770,000 which is included in other liabilities at December 31, 2007.  This program was terminated as of February 29, 2008 and all savings at that date were returned to the employees.

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

In November 2005, the Board of Directors authorized the buy-back of up to 1 million additional shares from time to time in open market or privately negotiated transactions. As of December 31, 2007, 6,000 shares had been repurchased under this program.

Dividends--No dividends were declared during the three years ended December 31, 2007, 2006 and 2005. The Board expects to consider future dividends, if any, based on such factors as the Company's earnings, financial condition, cash requirements, future prospects and other factors.

Preferred Stock--The Company is authorized to issue up to 5,000,000 shares of $.01 par value preferred stock. The Board of Directors is authorized to fix the terms, rights, preferences and limitations of the preferred stock and to issue the preferred stock in series which differ as to their relative terms, rights, preferences and limitations. No preferred shares have been issued.

Common Stock Reserved--At December 31, 2007, the Company reserved for issuance 1,982,000 shares of its common stock pursuant to the Company's Stock Option Plans.

J.      Stock Options

The Company adopted, with stockholder approval, the 1994, 1995, 1995 Disinterested Director, 1996, 1998, 2001 and 2002 Stock Option Plans (the “1994 Plan,” “1995 Plan,” “1995 DD Plan,” “1996 Plan,” “1998 Plan, ”  “2001 Plan” and the “2002 Plan”) which provided for the granting of options to purchase not more than an aggregate of 240,000, 400,000, 40,000, 640,000, 640,000, 560,000 and 500,000 shares of common stock, respectively, subject to adjustment under certain circumstances. Such options may be incentive stock options ("ISOs") within the meaning of the Internal Revenue Code of 1986, as amended, or options that do not qualify as ISOs ("Non-Qualified Options").  No options may be granted under the 1994 Plan after March 31, 2004, under the 1995 Plan and 1995 DD Plan after May 15, 2005, under the 1996 Plan after July 8, 2006, under the 1998 Plan after July 9, 2008, under the 2001 Plan after May 3, 2011 and under the 2002 Plan after May 2, 2012.  At December 31, 2007, the total options available for issuance under the plans were options to purchase 1,982,000 shares.

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

In December 2005, the Company granted five-year options to purchase 202,650 shares (102,500 shares to officers and directors) of its common stock at exercise prices of $3.00 – 3.05 per share, the market value at date of grant. The options were exercisable immediately. The intrinsic value of options exercised in 2006 was $28,000.  No options were exercised in 2007 or 2005. No options vested in 2007 or 2006.  The fair value of shares vested in 2005 was $793,000.

A summary of the Company's Stock Option Plans is as follows:

									Weighted
					Weighted				Average
	Per Share				Average	Weighted		Weighted	Fair
	Range of				Remaining	Average		Average	Value
	Exercise			Number	Contractual	Exercise	Number	Exercise	Date of
	Prices			Outstanding	Life (Years)	Price	Exercisable	Price	Grant

Balance 01/01/05	$5.00	-	6.25	247,660	3	$5.65	247,660	$5.65
	$7.50			1,076,770	4	$7.50	881,253	$7.50
	$33.75			16,000	1	$33.75	16,000	$33.75
				1,340,430			1,144,913
Canceled	$5.00	-	33.75	(283,170)	1	$8.93
Granted	$3.00	-	3.05	202,650	5	$3.01			$2.95
Balance 12/31/05	$3.00	-	3.05	202,650	5	$3.01	202,650	$3.01
	$5.00	-	6.25	240,300	2	$5.63	240,300	$5.63
	$7.50			816,960	3	$7.50	816,960	$7.50
				1,259,910			1,259,910
Canceled	$3.00	-	7.50	(555,320)	4	$7.47
Exercised	$3.00			(18,750)	4	$3.00
Balance 12/31/06	$3.00	-	3.05	182,500	4	$3.01	182,500	$3.01
	$5.00	-	6.25	234,510	1	$5.63	234,510	$5.63
	$7.50			268,830	2	$7.50	268,830	$7.50
				685,840		$5.67	685,840	$5.67
Canceled	$3.00	-	7.50	(14,290)	1	$5.81
Balance 12/31/07	$3.00	-	3.05	178,750	3	$3.01	178,750	$3.01
	$5.00	-	6.25	230,710	0	$5.63	230,710	$5.63
	$7.50			262,090	1	$7.50	262,090	$7.50
				671,550		$5.79	671,550

All options have a life of five years and all are exercisable at December 31, 2007.  There was no intrinsic value of outstanding and exercisable options at December 31, 2007.

K.   Retirement Plan

The Company has a profit sharing plan, which qualifies, under Section 401(k) of the Internal Revenue Code. The plan covers substantially all employees who have completed six months of service. Company contributions to the plan are discretionary and vest at a rate of 20% after two years of service, and 20% each year thereafter until employees are fully vested after 6 years. Company contributions to the plan for the years ended December 31, 2007, 2006 and 2005, were approximately $28,000, $21,000 and $7,000, respectively.

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

In May, 2006, the Company purchased a non-dilutable 15% interest in SFB Market Systems, Inc. (“SFB”) for $150,000 cash.  SFB is a privately held company that provides an online centralized securities symbol management system and related equity and option information for updating and loading of master files.  The Company currently has a representative on SFB’s four member Board of Directors.  The Company accounts for its investment in SFB under the cost method, and is included in other assets in the balance sheet as of December 31, 2007 and 2006.

N.	Related Party Transactions

In April 2006, the Company's Principal Stockholder formed a private limited partnership of which he is the general partner for the purpose of operating a hedge fund for trading in certain options strategies.  The Company has no financial interest in or commitments related to, the hedge fund.  The hedge fund opened a trading account with the Company's broker-dealer.  The Company charged commissions to the hedge fund totaling $125,000 and $89,000 for the years ended December 31, 2007 and 2006, respectively.

O.	Loss on Closing of Offices

In October 2007, in an effort to reduce costs, the Company decided to close certain of its satellite offices which, for the most part, were communication hubs for local customers.  By moving customers to internet services or direct lines to other locations, the majority of customers were not affected.  The loss includes writeoffs of leasehold improvements and furniture and fixtures of $36,000 and a loss on buyout of leases of $32,000 and is included in selling and administrative expenses. These offices were closed by December 31, 2007 and no further costs are to be incurred in connection with the closings.

P.	Income (Loss) Per Share (in thousands, except per share)

	Year Ended December 31
	2007	2006	2005
Net (loss) income	$(132)	$1,549	$(37)

Weighted average common shares outstanding	8,392	8,382	9,221
Dilutive effect of outstanding options	-	19	-
Adjusted for dilutive computation	8,392	8,401	9,221

Basic (loss) income per share	$(.02)	$.18	$(.00)

Diluted (loss) income per share	$(.02)	$.18	$(.00)

Diluted net (loss) income per share is based on the weighted average number of common and potential dilutive common shares outstanding.  The calculation takes into account the shares that may be issued upon exercise of stock options (Note J), reduced by the shares that may be repurchased with the funds received from the exercise, based on the average price during the year.  The calculation did not take into account options to purchase 672,000, 667,000 and 1,260,000 shares at December 31, 2007, 2006 and 2005, respectively, as they were antidilutive.

Q.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

	First		Second		Third	Fourth
	Quarter		Quarter		Quarter	Quarter
	(in thousands, except per share)
2007

Revenues	$9,148		$8,186		$8,510	$8,236
Net (loss) income	(167)		(489)		(173)	697	(A)
Basic and diluted net (loss) income per share	$(.02)		$(.06)		$(.02)	$.08	(A)

2006

Revenues	$10,524		$11,995		$10,323	$9,144
Net income (loss)	701	(B)	914	(B)	224	(290)
Basic and diluted net income (loss) per share	$.08	(B)	$.11	(B)	$.03	$(.03)

(A)	Includes $206, net of income taxes, or $.02 per share, from the sale of Innodata common stock.
(B)	Includes $413, net of income taxes, or $.05 per share, and $653, net of income taxes, or $.08 per share, in the first and second quarters, respectively, from the sale of Edgar Online common stock.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Not applicable

ITEM 9A(T).   CONTROLS AND PROCEDURES

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Evaluation of Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures, as defined in Section 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in the reports filed by us under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

An evaluation has been carried out under the supervision and with the participation of our management, including our Chief Executive Officer/Chief Financial Officer, of the effectiveness of the design and the operation of our "disclosure controls and procedures" (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2007 (“Evaluation Date”). Based on such evaluation, our Chief Executive Officer/Chief Financial Officer concluded that, as of the Evaluation Date, the disclosure controls and procedures are effective.

Notwithstanding the foregoing, there can be no assurance that the Company’s disclosure controls and procedures will detect or uncover all failures of persons within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable, not absolute, assurance of achieving their control objectives.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only with proper authorizations; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material affect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, under the supervision of and with the participation of the Chief Executive Officer/Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2007 based on criteria for effective control over financial reporting described in Internal Control – Integrated Framework issued by the COSO. Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

Changes in Internal Control over Financial Reporting

An Evaluation was performed under the supervision of the Company’s management, including the Chief Executive Officer/Chief Financial Officer, as requested under Exchange Act Rule 13a-15(d) and 15-d-15(d), of whether any change in the Company’s internal control over financial reporting occurred during the fiscal quarter ended December 31, 2007. Based on that evaluation, the Company’s management, including the Chief Executive Officer/Chief Financial Officer, concluded that no change in the Company’s internal controls over financial reporting occurred during the fiscal quarter ended December 31, 2007 that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Officers and Directors

The officers and directors of the Company are as follows:

Name	Age	Position

Martin Kaye	60	Chief Executive Officer since March 16, 2007,
		Chief Financial Officer, Secretary and Director

Stanley Stern	57	Chief Compliance Officer, TDSC, Director

Albert Drillick	61	Senior Systems Analyst, Director

Abraham Biderman	59	Director

E. Bruce Fredrikson	69	Chairman of the Board since March 16, 2007

Philip Ort	58	Director

Shaya Sofer	58	Director

Key Employees are as follows:
Barry Hertz	57	Chief of Technology, served as Chairman of the Board
		and Chief Executive Officer until March 16, 2007

David Drillick	36	Chief Operating Officer, TDSC

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

Philip Ort has been a Director of the Company since June 2004.  Mr. Ort has been the owner/operator of a family Real Estate Management and Investment business comprising residential and commercial properties since 1972.  He serves on the boards of several not-for-profit organizations.  He attended Brooklyn College from 1967 to 1970.

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

III-2

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

Compliance With Section 16(a) of the Securities Exchange Act of 1934

The Company believes that during the period from January 1, 2007 through December 31, 2007 all Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were complied with.

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

The principal elements of our executive compensation program are base salary and long-term equity incentives in the form of stock options.  Other benefits and perquisites consist of health insurance benefits and a qualified 401(k) savings plan. Our philosophy is to position the aggregate of these elements at a level that is commensurate with our size and sustained performance.

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

III-3

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

Base Salaries

In General.  We provide the opportunity for our named executive officers and other executives to earn a competitive annual base salary. We provide this opportunity to attract and retain an appropriate caliber of talent for the position, and to provide a base wage that is not subject to performance risk. We review base salaries for our named executive officers annually and increases are based on our performance and individual performance. The salary of our principal executive officer was set by our Board at $242,400 for 2008, which represents the $303,000 rate set for 2007, after a 20% decrease agreed to effective October 1, 2007. Our Board also approved no increase in compensation for 2008 from the annual base salary rate from 2007, after the aforementioned 20% decrease that became effective October 1, 2007.  Mr. Stern – $123,600; Mr. Hertz - $364,400; and Mr. Drillick – $132,800.

Total Compensation Comparison.  No options were awarded to executive officers in 2008 or 2007 and bonuses of $15,000 in 2007 and $9,000 in 2006 were awarded to Mr. Drillick in each year. Further, in 2007 Messrs. Kaye, Stern and Hertz received long-term health care benefit insurance.

Annual Cash Incentives

In General.  There are no programs presently in place to provide the opportunity for our named executive officers and other executives to earn an annual cash incentive award. There are no specific individual performance goals for 2008 incentive awards, but the Board may exercise discretion and take into account individual and corporate performance in determining awards.

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

There were no option grants in 2006 or 2007 to our named executive officers.

III-4

We do not time stock option grants to executives in coordination with the release of material non-public information. Our stock options have a 5-year contractual exercise term. In general, the option grants are also subject to the following post-termination and change in control provisions:

Event	Award Vesting	Exercise Term

Termination by Us for Reason Other than Cause, Disability or Death	Forfeit Unvested	Vested – 30 days

Disability or Death	Forfeit Unvested	Vested – 12 months

Termination for Cause	Forfeit Vested and Unvested	Expire

Change in Control	Not accelerated, comparable substitute, if necessary	Unchanged

Executive Benefits and Perquisites

We provide the opportunity for our named executive officers and other executives to receive certain perquisites and general health and welfare benefits. We also offer participation in our defined contribution 401(k) plan. We do not match employee contributions for executive officers under our 401(k) plan. We provide these benefits to provide an additional incentive for our executives and to remain competitive in the general marketplace for executive talent. For the last completed fiscal year, we provided the following personal benefits and perquisites to our named executive officers:  the Company pays a portion of medical insurance premiums, and, in 2007, paid long term healthcare insurance for Messrs. Kaye, Stern and Hertz with premiums of $18,700, $12,300 and $13,100, respectively.

The following table sets forth information with respect to compensation paid by the Company for services during the years ended December 31, 2007 and 2006 to the Company's Chief Executive Officer and to the executive officers whose aggregate annual salary and bonus exceeded $100,000.

Summary Compensation Table
				All
	Fiscal	Annual		Other
Name and Position	Year	Salary	Bonus	Compensation		Total

Martin Kaye	2007	$287,850	-	$18,700	(1)	$306,550
Chief Executive Officer since March 16, 2007,	2006	303,000	-	-		303,000
Chief Financial Officer

Key Employees

Barry Hertz	2007	$431,775	-	$88,100	(1)(2)	$519,875
Chairman, CEO until his resignation on March 16, 2007	2006	454,500	-	-		454,500
Serves as Chief of Technology since that date

Stanley Stern	2007	$146,875	-	$12,300	(1)	$159,175
Chief Compliance Officer of TDSC	2006	154,500	-	-		154,500

David Drillick	2007	$158,050	$15,000	-		$173,050
Chief Operating Officer of TDSC	2006	165,000	9,000	-		174,000

(1)	Long-term health care premiums
(2)	Includes $75,000 for officer/director indemnification paid in 2007.

There were no options awarded in 2007. There are no employment agreements, stock appreciation rights, pension plans or long-term incentive plans or deferred compensation plans. No options were exercised in 2007.

III-5

Outstanding Equity Awards at December 31, 2007

Name	Number of Securities Underlying Unexercised Options (1)	Option Exercise Price	Option Expiration Date
Martin Kaye	20,000	$5.00	01/22/08
	20,000	$6.25	01/22/08
	40,000	$7.50	03/11/09
	50,000	$3.00	12/27/10

Barry Hertz	50,000	$5.00	01/22/08
	50,000	$6.25	01/22/08
	100,000	$7.50	03/11/09

Stanley Stern	2,000	$5.00	01/22/08
	2,000	$6.25	01/22/08
	4,000	$7.50	03/11/09
	10,000	$3.00	12/27/10

David Drillick	2,000	$5.00	01/22/08
	2,000	$6.25	01/22/08
	4,000	$7.50	01/04/09
	10,000	$3.00	12/27/10

(1) All outstanding options are presently exercisable.

Directors Compensation Table

Name	Fees Earned or Paid in Cash	All Other Compensation	Total
E. Bruce Fredrikson	$23,750	$2,000	$25,750
Abraham Biderman	$15,000	$2,000	$17,000
Philip Ort	$15,000	$2,000	$17,000
Shaya Sofer	$15,000	$2,000	$17,000

E. Bruce Fredrikson, Chairman, is paid at the rate of $30,000 per annum. All other directors receive $15,000 per annum.  In addition, directors receive $500 for each meeting attended. At December 31, 2007 the aggregate number of outstanding options for each director is as follows: E. Bruce Fredrikson – 22,000; Abraham Biderman – 22,000; Philip Ort – 18,000; and Shaya Sofer – 18,000.

Compensation Committee Report

The Company does not have a compensation committee.  Accordingly, the entire Board of Directors reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) with management; and based on such review and discussions, the Board recommended that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K.

III-6

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of February 29, 2008, information regarding the beneficial ownership (as defined in Rule 13d-3 under the Securities Exchange Act of 1934) of the Company's Common Stock based upon the most recent information available to the Company for (i) each person known by the Company to own beneficially more than five (5%) percent of the Company's outstanding Common Stock, (ii) each of the Company's officers and directors and (iii) all officers and directors of the Company as a group.  Unless otherwise indicated, each stockholder's address is c/o the Company, 95 Rockwell Place, Brooklyn, New York 11217.

	Shares Owned Beneficially (1)
Name	No. of Shares	% of Class

Barry Hertz (2)	4,802,775	56.	6%

Martin Kaye (3)	97,680	1.	2%

Stanley Stern (4)	23,953	*

Albert Drillick (5)	35,780	*

Abraham Biderman (6)	18,000	*

E. Bruce Fredrikson (7)	23,600	*

Philip Ort (6)	18,000	*

Shaya Sofer (6)	18,000	*

All Officers and Directors as a Group
(seven persons)(8)	235,013	2.	7%
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

(2)
Consists of 3,882,906 shares owned by Mr. Hertz, 800,880 shares owned by Trusts established in the names of Mr. Hertz’s children and 18,989 shares held by a family LLC managed by Mr. Hertz who owns 8% of such LLC.  Mr. Hertz disclaims beneficial interest in shares owned by the Trust and 92% of the family LLC not owned by him. Also includes 100,000 shares issuable upon the exercise of presently exercisable options under the Company’s Stock Option Plans.

(3)	Consists of 7,680 shares owned of record and 90,000 shares issuable upon the exercise of presently exercisable options granted under the Company's Stock Option Plans.

(4)	Consists of 9,953 shares owned of record and 14,000 shares issuable upon the exercise of presently exercisable options granted under the Company's Stock Option Plans.

(5)
Consists of 30,220 shares owned of record jointly with his wife, 660 shares owned by a trust in the name of his child, and 4,900 shares issuable upon the exercise of presently exercisable options granted under the Company's Stock Option Plans.

(6)	Consists of shares issuable upon the exercise of presently exercisable options granted under the Company’s Stock Option Plans.

(7)	Consists of 5,600 shares owned of record and 18,000 shares issuable upon the exercise of presently exercisable options granted under the Company's Stock Option Plans.

(8)	Consists of 54,113 outstanding shares and 180,900 shares issuable upon exercise of options described in footnotes 3 through 7 above.

III-7

Potential Change in Control

Mr. Hertz has pledged approximately 3 million shares owned by him as collateral for the Company's arbitrage trading program and 1.6 million shares in connection with certain family related accounts.  A change in control could occur in the event Mr. Hertz lost control of these pledged shares.

Equity Compensation Plan Information

All equity compensation plans have been approved by the Company's stockholders.

		At December 31, 2007

a)	Number of securities to be issued upon exercise of outstanding
	options	672,000

b)	Weighted-average exercise price of outstanding options	$5.79

c)	Number of securities remaining available for future issuance
	under equity compensation plans (excluding securities reflected
	in (a) above)	1,310,000

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company leases its executive office facilities in Brooklyn from a limited partnership owned by the Company’s Principal Stockholder and members of his family.  The Company paid the partnership rent of $637,000 and $630,000 for the years ended December 31, 2007 and 2006, respectively.  The lease provided for the Company to pay $630,000 per annum through April 1, 2006. The Company paid at the same rate without a lease until September 30, 2007. A new two-year lease was entered as of October 1, 2007 at an annual rental of $657,000 plus real estate taxes.

In connection with the Company's arbitrage trading program, the Company's Principal Stockholder pledged approximately 3.0 million shares of his holdings of the Company's common stock as additional collateral for the arbitrage trading accounts.  The Company is paying its Principal Stockholder at the rate of 2% per annum on the value of the collateral pledged.  Such payments aggregated $39,000 and $42,000 for the years ended December 31, 2007 and 2006, respectively.

In April 2006, the Company's Principal Stockholder formed a private limited partnership of which he is the general partner for the purpose of operating a hedge fund for trading in certain options strategies.  The Company has no financial interest in or commitments related to, the hedge fund.  The hedge fund opened a trading account with the Company's broker-dealer.  The Company charged commissions to the hedge fund totaling $125,000 and $89,000 for the years ended December 31, 2007 and 2006, respectively.

The Company has an employee savings program under which employees may make deposits and receive interest at the prime rate. As of December 31, 2007 and 2006, the Company’s Chief Financial Officer (also Chief Executive Officer since March 16, 2007) had deposits in the program of $583,000 and $479,000 and received interest of $44,000 and $32,000 during the years ended December 31, 2007 and 2006, respectively.  The savings program was terminated on February 29, 2008 and the outstanding balance was repaid.

On June 14, 2005, the SEC filed a civil complaint against Barry Hertz, the Company’s Chairman and CEO at that time alleging violations of various provisions of the federal securities laws in connection with certain transactions in the Company’s stock owned by others. Mr. Hertz reached a settlement with the SEC regarding these charges.   Mr. Hertz consented, without admitting or denying the allegations in the SECs complaint, to a permanent injunction from violations of Section 10(b) and 10b-5 of the Exchange Act and Section 17(a) of the Securities Act of 1933, a two-year bar from serving as an officer or director of a publicly traded company, a two-year bar from association with a broker or dealer, and also agreed to pay approximately $136,000 in disgorgement, interest and civil penalties.  In May, 2007, the Board of Directors agreed to reimburse Mr. Hertz under the indemnification provisions of Delaware law, $75,000 for the disgorgement and interest portion of the amounts paid to the SEC by him.

III-8

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

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees.
The audit fees for 2007 and 2006 were $164,000 and $150,000, respectively, for Marcum & Kliegman LLP.  All services provided by independent accountants were approved by the audit committee.

Audit Related Fees.
During the fiscal years 2007 and 2006, Marcum & Kliegman LLP did not render audit related services.

Tax Fees.
Tax fees consisted of representation on tax exams and preparation of tax returns. The fees were $31,000 in 2007 and $39,000 in 2006 for Marcum & Kliegman LLP.

All Other Fees.
During the fiscal years 2007 and 2006, Marcum & Kliegman LLP rendered no professional services other than Audit and Tax matters.

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

III-9

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

III-10

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	1.	Financial Statements. See Item 8. Index to Financial Statements.

	2.	Financial Statement Schedules. Not applicable

	3.	Exhibits	Description

		3.1	Certificate of Incorporation, as amended (1)
		3.2	By-Laws (1)
		4.2	Specimen of Common Stock certificate (1)
		10.1	1994 Stock Option Plan (1)
		10.2	Form of indemnity agreement with directors (1)
		10.3	Fully Disclosed Clearing Agreement with Penson Financial Services, Inc., dated October 13,2002(2)
		10.4	1995 Stock Option Plan (3)
		10.5	1995 Disinterested Directors’ Stock Option Plan (4)
		10.6	1996 Stock Option Plan (5)
		10.7	1998 Stock Option Plan (6)
		10.8	2001 Stock Option Plan (7)
		10.9	2002 Stock Option Plan (8)
		10.10	No Action Letter issued by Securities Exchange Commission dated June 28, 2006 to operate Track ECN (9)
		10.11	Lease with Hertz Investors Group L.P. filed herewith
		23	Consent of Marcum & Kliegman LLP filed herewith
		31	Certification of Martin Kaye pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
		32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

_ _ _ _ _ _ _ _ _ _ _ _ _ _ _
	(1)	Incorporated by reference to Exhibits 3.1, 3.2, 4.2, 10.3 and 10.4 to Form S-1 Registration Statement No. 33-78570.

	(2)	Incorporated by reference to Exhibit 10.3 to 10-K Annual Report for the year ended December 31, 2001

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

Signature	Title	Date

/s/ Martin Kaye	Chief Executive Officer, Chief	March 26, 2008
Martin Kaye	Financial Officer, Secretary and Director
(principal Financial and Accounting Officer)

/s/ Stanley Stern	Director	March 26, 2008
Stanley Stern

/s/ Albert Drillick	Director	March 26, 2008
Albert Drillick

/s/ Abraham Biderman	Director	March 26, 2008
Abraham Biderman

/s/ E. Bruce Fredrikson	Director	March 26, 2008
E. Bruce Fredrikson

/s/ Philip Ort	Director	March 26, 2008
Philip Ort

/s/ Shaya Sofer	Director	March 26, 2008
Shaya Sofer