Form 10-Q
period 2008-03-31
TRACK DATA CORP
filed 2008-05-14
CIK 922811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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
Yes ☒                   No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer ☐         Accelerated Filer ☐              Non-Accelerated Filer ☐       Smaller Reporting Company  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐Yes  ☒  No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
As of April 30, 2008 there were 8,392,000 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

See pages 1-13

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

See pages 14-20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

See page 21

Item 4T.	Controls and Procedures

See page 21

PART II. OTHER INFORMATION

See page 23

Track Data Corporation and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31,	December 31,
	2008	2007

	(Unaudited)
ASSETS

CASH AND EQUIVALENTS	$6,009	$5,275

ACCOUNTS RECEIVABLE – net of allowance for doubtful
accounts of $210 in 2008 and $227 in 2007	1,039	1,382

DUE FROM CLEARING BROKER	664	635

DUE FROM BROKER	22,454	12,258

MARKETABLE SECURITIES	6,039	8,581

FIXED ASSETS - at cost (net of accumulated depreciation)	1,953	2,093

EXCESS OF COST OVER NET ASSETS ACQUIRED – net	1,900	1,900

OTHER ASSETS	652	829

TOTAL ASSETS	$40,710	$32,953

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Accounts payable and accrued expenses	$3,480	$3,540
Trading securities sold, but not yet purchased	13,565	5,060
Net deferred income tax liabilities	627	755
Other liabilities	106	864

Total liabilities	17,778	10,219

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock - $.01 par value; 60,000,000 shares
authorized; issued and outstanding –8,392,000 shares	84	84
Additional paid-in capital	10,183	10,183
Retained earnings	12,181	11,791
Accumulated other comprehensive income	484	676

Total stockholders’ equity	22,932	22,734

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$40,710	$32,953

See notes to condensed consolidated financial statements

Track Data Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(in thousands, except earnings per share)
(unaudited)

	2008	2007

SERVICE FEES AND REVENUE
Market Data Services	$4,536	$4,975
ECN Services	778	2,204
Broker-Dealer Commissions (includes $20 in 2008 and
$24 in 2007 from related party)	2,456	1,969

Total	7,770	9,148

COSTS, EXPENSES AND OTHER:
Direct operating costs (includes depreciation and amortization
of $185 and $161 in 2008 and 2007, respectively)	5,043	6,921
Selling and administrative expenses (includes depreciation and
amortization of $16 and $23 in 2008 and 2007, respectively)	2,301	2,769
Rent expense – related party	164	157
Marketing and advertising	43	47
Gain on arbitrage trading	(371)	(484)
Gain on sale of marketable securities – Innodata	(65)	-
Interest income	(95)	(132)
Interest expense	99	148

Total	7,119	9,426

INCOME (LOSS) BEFORE INCOME TAXES	651	(278)

INCOME TAXES PROVISION (BENEFIT)	261	(111)

NET INCOME (LOSS)	$390	$(167)

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE	$.05	$(.02)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	8,392	8,392

ADJUSTED DILUTIVE SHARES OUTSTANDING	8,392	8,392

See notes to condensed consolidated financial statements

Track Data Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
THREE MONTHS ENDED MARCH 31, 2008
 (in thousands)
(unaudited)

					Accumulated
	Number		Additional		Other	Stock-	Compre-
	of	Common	Paid-in	Retained	Comprehensive	holders’	hensive
	Shares	Stock	Capital	Earnings	Income	Equity	Income

BALANCE, JANUARY 1, 2008	8,392	$84	$10,183	$11,791	$676	$22,734
Net income				390		390	$390
Reclassification adjustment for
loss on marketable
securities - net of taxes					(34)	(34)	(34)
Unrealized loss on marketable
securities - net of taxes					(158)	(158)	(158)
Comprehensive income							$198
BALANCE, MARCH 31, 2008	8,392	$84	$10,183	$12,181	$484	$22,932

See notes to condensed consolidated financial statements

Track Data Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(in thousands)
(unaudited)

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$390	$(167)
Adjustments to reconcile net income (loss) to net cash provided by
(used in) operating activities:
Depreciation and amortization	201	184
Gain on sale of Innodata common stock	(65)	-
Changes in operating assets and liabilities:
Accounts receivable and due from clearing broker	314	(1,137)
Due from broker	(10,196)	(4,938)
Marketable securities	2,210	(1,199)
Other assets	175	(225)
Accounts payable and accrued expenses	(60)	1,128
Trading securities sold, but not yet purchased	8,505	6,169
Other liabilities, including deferred income taxes	24	10

Net cash provided by (used in) operating activities	1,498	(175)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(59)	(173)
Proceeds from sale of Innodata common stock	77	-

Net cash provided by (used in) investing activities	18	(173)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from note payable – bank	-	67
Net (repayments) proceeds on loans from employees	(782)	67

Net cash (used in) provided by financing activities	(782)	134

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	734	(214)

CASH AND EQUIVALENTS, BEGINNING OF PERIOD	5,275	6,508

CASH AND EQUIVALENTS, END OF PERIOD	$6,009	$6,294

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION INFORMATION:
Cash paid for:
Interest	$99	$149
Income taxes	2	61

See notes to condensed consolidated financial statements

Track Data Corporation and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(unaudited)

1.
In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position as of March 31, 2008, and the results of operations and cash flows for the three months ended March 31, 2008 and 2007.  The results of operations for the three months ended March 31, 2008 are not necessarily indicative of results that may be expected for any other interim period or for the full year.

These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2007 included in the Company’s Annual Report on Form 10-K. The accounting policies used in preparing these financial statements are the same as those described in the December 31, 2007 financial statements.  The December 31, 2007 balance sheet presented was derived from the audited financial statements but does not include all disclosures required by GAAP.

2.
The Company charges all costs incurred to establish the technological feasibility of a product or product enhancement, as well as correction of software bugs and minor enhancements to existing software applications to research, development and maintenance expense. Research, development and maintenance expense included in direct operating costs, were approximately $18,000 and $41,000 for the three months ended March 31, 2008 and 2007, respectively.

3.
Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”), for assets and liabilities measured at fair value on a recurring basis. SFAS 157 accomplishes the following key objectives:

·	Defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date;

·	Establishes a three-level hierarchy (“Valuation Hierarchy”) for fair value measurements;

·	Requires consideration of the Company’s creditworthiness when valuing liabilities; and

·	Expands disclosures about instruments measured at fair value.

The Valuation Hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. A financial instrument’s categorization within the Valuation Hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The three levels of the Valuation Hierarchy and the distribution of the Company’s financial assets within it are as follows:

·
Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets. The fair values of the Company’s arbitrage trading securities and Innodata common stock are based on quoted prices and therefore classified as level 1.

·
Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

·	Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The Company’s assets carried at fair value on a recurring basis at March 31, 2008 are as follows (in thousands):

Quoted Market Prices
in Active Markets
(Level 1)
Arbitrage trading securities
Long Positions	$4,999
Short Positions	(13,565)
Available for sale securities(1)
Innodata common stock	1,040

(1) Available-for-sale securities are carried at fair value based on quoted market prices.

Certain financial instruments are carried at cost on the consolidated balance sheets, which approximates fair value due to their short-term, highly liquid nature. These instruments include cash and cash equivalents, accounts receivable, prepaid expenses, accounts payable and accrued expenses.

Unrealized gains and losses on available for sale securities are recorded as a separate component of other comprehensive income in the condensed consolidated statements of comprehensive income.

In February 2008, the Financial Accounting Standards Board (“FASB”) issued Staff Position 157-2 (“FSP 157-2”). FSP 157-2 permits delayed adoption of SFAS 157 for certain non-financial assets and liabilities, which are not recognized at fair value on a recurring basis, until fiscal years and interim periods beginning after November 15, 2008. As permitted by FSP 157-2, the Company has elected to delay the adoption of SFAS 157 for qualifying non-financial assets and liabilities, such as property, plant, and equipment, goodwill and intangible assets measured at fair value in an impairment assessment.  The effect of SFAS No. 157 on applicable non-financial assets and liabilities, when effective, cannot presently be determined.

Also effective January 1, 2008, the Company adopted SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Election of the fair value option is irrevocable and is applied on a contract-by-contract basis. The Company has elected not to apply the fair value option to its eligible financial assets and liabilities, and accordingly, the adoption of SFAS 159 had no financial statement impact.

Marketable securities consists of the following (in thousands):

	March 31,	December 31,
	2008	2007
Innodata - Available for sale securities - at market	$1,040	$1,372
Arbitrage trading securities - at market	4,999	7,209
Marketable securities	$6,039	$8,581
Arbitrage trading securities sold but not yet purchased – at market	$13,565	$5,060

The Company owns 243,472 shares of Innodata, a provider of digital content outsourcing services.  The Company carries the investment at $1,040,000 the market value at March 31, 2008. The difference between the cost of $233,000 and fair market value of these securities, net of $323,000 in deferred taxes, or $484,000 is classified as a component of accumulated other comprehensive income included in stockholders' equity as of March 31, 2008. The Company sold 13,030 shares, received proceeds of $77,000 and recorded a gain of $65,000 during the three months ended March 31, 2008. At December 31, 2007, the Company owned 256,502 shares of Innodata.  The Company carried the investment at $1,372,000, the market value at December 31, 2007. The difference between the cost of $246,000 and fair market value of these securities, net of $450,000 in deferred taxes, or $676,000 is classified as a component of accumulated other comprehensive income included in stockholders’ equity at December 31, 2007.

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

The Company also engages in options trading with a higher risk profile.   The Company's trading strategy consists of selling short deep out-of-the-money calls and puts.  These naked option positions (when there is no underlying security position held) are not hedged.  The investment strategy is to take advantage of options that have a very low probability of becoming “in-the-money”.  The Company seeks to earn the low premiums that these options are selling for, and expects that all or most of the options will end up expiring worthless.  To minimize risk, the Company limits its exposure to any one underlying stock and constantly monitors the option against the real time underlying stock price, and immediately seeks to cover its option position by buying/selling the underlying stock to protect against a larger loss.  From time to time, significant losses may result from option positions whose underlying stock price realized a sudden large increase or decrease.

As of March 31, 2008, trading securities had a long market value of $4,999,000 with a cost of $5,015,000, or a net unrealized loss of $16,000.  Securities sold but not yet purchased, had a short market value of $13,565,000 with a cost/short proceeds of $13,558,000, or a net unrealized loss of $7,000.  The Company expects that its March 31, 2008 positions will be closed during the second quarter of 2008 and that other positions with the same strategy will be established.  The Company pledged its holdings in Innodata as collateral for its trading accounts.  In addition, the Company's Principal Stockholder, who served as its Chairman and CEO until his resignation on March 16, 2007 (referred to hereafter as “Principal Stockholder”), pledged approximately 3 million shares of his holdings in the Company's common stock as collateral for these accounts.  The Company is paying its Principal Stockholder at the rate of 2% per annum on the value of the collateral pledged.  Such payments aggregated $10,000 and $11,000, respectively, for the three months ended March 31, 2008 and 2007, respectively.

The Company recognized gains from arbitrage trading of $371,000 and $484,000 for the three months ended March 31, 2008 and 2007, respectively.

At December 31, 2007, trading securities had a long market value of $7,209,000 with a cost of $7,209,000.  Securities sold but not yet purchased, had a short market value of $5,060,000 with a cost/short proceeds of $5,069,000, or a net unrealized gain of $9,000.

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

4.
The Company has a revolving line of credit up to a maximum of $3 million which bears interest at a per annum rate of 1.75% above the bank’s prime rate (8% at March 31, 2008) and is due on demand. The line expires in October, 2008, subject to automatic renewal. The note is collateralized by substantially all of the assets of Track Data Corporation and is guaranteed by its Principal Stockholder. The Company may borrow up to 80% of eligible accounts receivable and is required to maintain a compensating cash balance of not less than 10% of the outstanding loan obligation and is required to comply with certain covenants.  There were no borrowings outstanding at March 31, 2008. Borrowings available under the line of credit at March 31, 2008 were $780,000 based on these formulas.

5.
Earnings (Loss) Per Share--Basic earnings (loss) per share is computed based on the weighted average number of common shares outstanding without consideration of potential common stock.  Diluted earnings (loss) per share is computed based on the weighted average number of common and potential dilutive common shares outstanding.  There was no affect on earnings per share as a result of potential dilution.  The calculation takes into account the shares that may be issued upon exercise of stock options, reduced by the shares that may be repurchased with the funds received from the exercise, based on the average price during the period.  For the three months ended March 31, 2008 and 2007, the Company had 433,000 and 685,000 stock options outstanding, respectively, that were not included in the dilutive calculation because the effect on earnings (loss) per share is antidilutive.

Earnings (loss) per share (in thousands, except per share):

	Three Months Ended March 31
	2008	2007
Net income (loss)	$390	$(167)
Weighted average common shares outstanding	8,392	8,392
Dilutive effect of outstanding options	-	-
Adjusted for dilutive computation	8,392	8,392

Basic income (loss) per share	$.05	$(.02)

Diluted income (loss) per share	$.05	$(.02)

6.
At March 31, 2008, the Company had seven stock-based employee compensation plans of which there were outstanding awards exercisable into 433,000 shares of common stock. No stock-based employee compensation cost is reflected in the statement of operations, as there was no vesting of outstanding stock option awards in 2007 or 2008.  The Company is required pursuant to SFAS 123(R) “Share-Based Payments” to account for its options and other stock based awards at fair value.  Compensation expense is recognized over the service period of the award.

7.
Segment Information--The Company is a financial services company that provides real-time financial market data, fundamental research, charting and analytical services to institutional and individual investors through dedicated telecommunication lines and the Internet.  The Company also disseminates news and third-party database information from more than 100 sources worldwide.  The Company owns Track Data Securities Corp. (“TDSC”), a registered securities broker-dealer and member of the Financial Industry Regulatory Authority (“FINRA”).  The Company provides a proprietary, fully integrated Internet-based online trading and market data system, proTrack, for the professional institutional traders, and myTrack and myTrack Edge, for the individual trader.  The Company also operates Track ECN, an electronic communications network that enables traders to display and match limit orders for stocks.  The Company's operations are classified in three business segments:  (1) market data services and trading, including ECN services, to the institutional professional investment community, (2) Internet-based online trading and market data services to the non-professional individual investor community, and (3) arbitrage trading. See Note 3.

The accounting policies of the segments are the same as those described in Note A, Summary of Significant Accounting Policies in the Company’s financial statements for the year ended December 31, 2007 included in Form 10-K.  Segment data includes charges allocating corporate overhead to each segment.  The Company has not disclosed asset information by segment as the information is not produced internally.  Substantially all long-lived assets are located in the U.S.  The excess of the purchase price of acquired businesses over the fair value of net assets (“goodwill”) on the dates of acquisition amounts to $1,900,000, net of accumulated amortization of $2,494,000 as of March 31, 2008 and December 31, 2007. Goodwill is an asset of the non-professional market segment. The Company's business is predominantly in the U.S.  Revenues and net income (loss) from international operations are not material.

Information concerning operations in its business segments is as follows (in thousands):

	Three Months Ended
	March 31,
Revenues	2008	2007
Professional Market	$3,916	$6,107
Non-Professional Market	3,854	3,041
Total Revenues	$7,770	$9,148

Arbitrage Trading – Gain on sale of marketable securities	$371	$484

(Loss) income before unallocated amounts and income taxes:
Professional Market	$(167)	$(874)
Non-Professional Market	630	373
Arbitrage Trading (including interest)	297	398
Unallocated amounts:
Depreciation and amortization	(201)	(184)
Gain on sale of Innodata and Edgar Online common stock	65	-
Interest income-net	27	9

Income (loss) before taxes	$651	$(278)

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

The Company's customer securities activities are transacted on either a cash or margin basis.  In margin transactions, the clearing broker extends credit to the Company's customers, subject to various regulatory margin requirements, collateralized by cash and securities in the customers' accounts.  However, the Company is required to either obtain additional collateral or to sell the customer's position if such collateral is not forthcoming.  The Company is responsible for any losses on such margin loans, and has agreed to indemnify its clearing broker for losses that the clearing broker may sustain from the customer accounts introduced by the Company.  At March 31, 2008, the Company had $13.9 million in margin credit extended to its customers.  The Company believes it is unlikely it will have to make material payments under the indemnification agreement and has not recorded any contingent liability in the condensed consolidated financial statements. There were no indemnifications paid by the Company under this agreement.

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

9.
Net Capital Requirements-- The Securities and Exchange Commission (“SEC”), FINRA, and various other regulatory agencies have stringent rules requiring the maintenance of specific levels of net capital by securities brokers, including the SEC’s uniform net capital rule, which governs TDSC.  Net capital is defined as assets minus liabilities, plus other allowable credits and qualifying subordinated borrowings less mandatory deductions that result from excluding assets that are not readily convertible into cash and from valuing other assets, such as a firm’s positions in securities, conservatively. Among these deductions are adjustments in the market value of securities to reflect the possibility of a market decline prior to disposition.

As of March 31, 2008, TDSC was required to maintain minimum net capital, in accordance with SEC rules, of approximately $1 million and had total net capital of $4,922,000, or approximately $3,922,000 in excess of minimum net capital requirements.

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

10.	Comprehensive income (loss) is as follows (in thousands):

	Three Months Ended
	March 31,
	2008	2007
Net income (loss)	$390	$(167)
Unrealized (loss) gain on marketable securities-net of taxes	(158)	146
Reclassification adjustment for loss on marketable securities -
net of taxes	(34)	-
Comprehensive income (loss)	$198	$(21)

11.
The Company leases its executive office facilities in Brooklyn from a limited partnership owned by the Company’s Principal Stockholder and members of his family.  A new lease effective October 1, 2007 provides for the Company to pay $657,000 per annum plus real estate taxes through September 30, 2009. The Company paid the partnership rent of $164,000 and $157,000 for the three months ended March 31, 2008 and 2007, respectively.

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

In July, 2007, a subscriber of the Track ECN services filed an arbitration claim with FINRA alleging that the Company’s website confused the subscriber with respect to its fee schedule for ECN transactions, and that, as a result, a customer of the subscriber was billed a greater amount for ECN transactions than was expected.   The subscriber is seeking a return of its fees paid and for loss of its customer for a total claim of $500,000.  The Company has answered the claim, denying all of the relevant facts and any liability in connection with this claim. An arbitration hearing is schedule for May, 2008. The Company is unable to predict the outcome of these claims and accordingly, no adjustments have been made in the consolidated financial statements in response to these claims.

13.
In May 2006, the Company purchased a non-dilutable 15% interest in SFB Market Systems, Inc. (“SFB”) for $150,000 cash.  SFB is a privately held company that provides an online centralized securities symbol management system and related equity and option information for updating and loading master files. The Company currently has a representative on SFB’s four member Board of Directors.  The Company accounts for its investment in SFB under the cost method, and is included in other assets in the balance sheet as of March 31, 2008 and December 31, 2007.

14.
In April 2006, the Company’s Principal Stockholder formed a private limited partnership of which he is the general partner for the purpose of operating a hedge fund for trading in certain options strategies. The Company has no financial interest in or commitments related to, the hedge fund. The hedge fund opened a trading account with the Company’s broker-dealer. The Company charged commissions to the hedge fund of $20,000 and $24,000 for the three months ended March 31, 2008 and 2007, respectively.

15.
The Company had an employee savings program under which employees made deposits and received interest at the prime rate until the program was terminated and the balances distributed to the participants in February, 2008. As of December 31, 2007, the Company’s CEO/CFO had deposits in the program of $583,000 and received interest of $8,000 and $10,000 during the three months ended March 31, 2008 and 2007, respectively.  Amounts due to employees under the program aggregated $770,000, which was included in other liabilities at December 31, 2007.

16.
The Company accounts for uncertainties in income tax positions in accordance with the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes (as amended) - an interpretation of FASB Statement No. 109" ("FIN 48") which prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 states that a tax benefit from an uncertain tax position may be recognized only if it is "more likely than not" that the position is sustainable, based on its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement with a taxing authority having full knowledge of all relevant information. Under FIN 48, the liability for unrecognized tax benefits is classified as noncurrent unless the liability is expected to be settled in cash within 12 months of the reporting date.

No liability for unrecognized tax benefits was required to be reported at December 31, 2007 or March 31, 2008.  The Company has identified its federal tax return and its state and city tax returns in New York as "major" tax jurisdictions, as defined.  The Company is also subject to filings in multiple other state and city jurisdictions.  Based on the Company's evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company's financial statements.  The Company's evaluation was performed for tax years ended 2003 through 2007, the only periods subject to examination.  The Company believes that its income tax positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position. The Company's New York City tax returns for 2003 through 2005 are presently under audit. The audit has recently commenced, therefore the outcome cannot be reasonably estimated at this time.

The Company's policy for recording interest and penalties associated with audits is to record such items as a component of income before income taxes.  Penalties are recorded in other expense and interest paid or received is recorded in interest expense or interest income, respectively, in the statement of operations.  For the year ended December 31, 2007 and the three months ended March 31, 2008, penalties and interest related to the settlements of audits was insignificant.

17.
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

18.
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

In December 2007, the SEC staff issued Staff Accounting Bulletin 110 (“SAB 110”), “Share-Based Payment,” which amends SAB 107, “Share-Based Payment,” to permit public companies, under certain circumstances, to use the simplified method in SAB 107 for employee option grants after December 31, 2007. Use of the simplified method after December 2007 is permitted only for companies whose historical data about their employees’ exercise behavior does not provide a reasonable basis for estimating the expected term of the options. The adoption of this pronouncement is not expected to have a material effect on our consolidated financial position, results of operations or cash flows.

On March 19, 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities - an Amendment of FASB Statement 133. Statement 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities; and (c) derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. Specifically, Statement 161 requires: disclosure of the objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation; disclosure of the fair values of derivative instruments and their gains and losses in a tabular format; information about credit-risk-related contingent features; and cross-reference from the derivative footnote to other footnotes in which derivative-related information is disclosed.  Statement 161 is effective for fiscal years and interim periods beginning after November 15, 2008.

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

The Company also engages in options trading with a higher risk profile.   The Company's trading strategy consists of selling short deep out-of-the-money calls and puts.  These naked option positions (where there is no underlying security position held) are not hedged.  The investment strategy is to take advantage of options that have a very low probability of becoming “in-the-money.”  The Company seeks to earn the low premiums that these options are selling for, and expects that all or most of the options will end up expiring worthless.  To minimize risk, the Company limits its exposure to any one underlying stock and constantly monitors the option against the real time underlying stock price, and immediately seeks to cover its option position by buying/selling the underlying stock to protect against a larger loss.  From time to time, significant losses may result from option positions whose underlying stock price realized a sudden large increase or decrease.

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

Results of Operations

Three Months Ended March 31, 2008 and 2007

Revenues for the three months ended March 31, 2008 and 2007 were $7,770,000 and $9,148,000, respectively, a decrease of 15%. The Company’s Professional Market segment had revenues for the three months ended March 31, 2008 and 2007 of $3,916,000 and $6,107,000, respectively, a decrease of 36% for this segment.  The Company’s Non-Professional Market segment had revenues of $3,854,000 and $3,041,000, respectively, for the three months ended March 31, 2008 and 2007, an increase of 27% for this segment.  The decrease in revenues was principally attributable to the Company’s Track ECN which revenues decreased approximately $1.4 million. ECN revenues were down significantly during the second half of 2007.  We cannot at this time determine when, or if, ECN revenues will return to previously higher levels. Further, commencing in March 2007 the SEC Regulation NMS required a change to lower pricing for stocks under $1.00 per share, and, in November 2007, the NSX reduced its payment rate on these securities, further reducing revenues in 2008 compared to 2007.  Market data revenues decreased approximately $400,000 in 2008 compared to 2007. Since 2001, the Company has experienced a decline in revenues from its market data services to the Professional Market segment due principally to staffing reductions in the securities industry, the use by customers of internally developed services, or lower priced services that are offered by the Company or other vendors.  This trend has continued in 2008, negatively impacting revenues and profits. The declines in ECN and market data revenues were partially offset by an increase of $500,000 in broker-dealer commissions, principally from the Non-Professional Market Segment.

Direct operating costs were $5,043,000 for the three months ended March 31, 2008 and $6,921,000 for the similar period in 2007, a decrease of 27%.  Direct operating costs as a percentage of revenues were 65% in 2008 and 76% in 2007.  Without giving effect to unallocated depreciation, amortization expense and costs directly allocated to the Arbitrage segment, the Company’s Professional Market segment had $2,648,000 and $4,999,000 of direct costs for the three months ended March 31, 2008 and 2007, respectively, a decrease of 47%.   Direct operating costs as a percentage of revenues for the Professional segment were 68% in 2008 and 82% in 2007.  The dollar decrease in direct costs is due principally to the decrease in ECN rebates due to reduced ECN revenues. The Company’s Non-Professional Market segment had $2,168,000 and $1,700,000 in direct costs for the three months ended March 31, 2008 and 2007, respectively, an increase of 28%.  The dollar increase in direct costs is due principally to the increased broker-dealer commissions in 2008. Direct operating costs as a percentage of revenues for the Non-Professional segment were 56% in 2008 and 2007.  Certain direct operating costs are allocated to each segment based on revenues. Direct operating costs include direct payroll, direct telecommunication costs, computer supplies, depreciation, equipment lease expense and the amortization of software development costs, costs of clearing, back office payroll and other direct broker-dealer expenses and ECN customer commissions and clearing.

Selling and administrative expenses were $2,301,000 and $2,769,000 in the 2008 and 2007 periods, respectively, a decrease of 17%.  Selling and administrative expenses as a percentage of revenues were 30% in 2008 and 2007. Without giving effect to unallocated depreciation, amortization expense and costs directly allocated to the Arbitrage segment, selling and administrative expenses for the Professional Market segment were $1,337,000 and $1,864,000 in the 2008 and 2007 periods, respectively, a decrease of 28%.  The reduction in expenses was due principally to cost cutting measures instituted in the fourth quarter of 2007, including closing certain offices and across the board salary reductions. For the Professional Market segment selling and administrative expenses as a percentage of revenues were 34% in 2008 and 31% in 2007. Selling and administrative expenses for the Non-Professional segment were $948,000 and $882,000 in the 2008 and 2007 periods, respectively, an increase of 7%.  For the Non-Professional segment selling and administrative expense as a percentage of revenue was 25% in 2008 and 29% in 2007.  The increase in selling and administrative expenses was due principally to increased expenses due to increased revenues. Certain selling and administrative expenses are allocated to each segment based on revenues.

The Professional Market segment realized a loss of $167,000 in 2008 compared to a loss of $874,000 in 2007 before unallocated amounts and income taxes.  The Non-Professional Market segment realized income of $630,000 in 2008 and $373,000 in 2007 before unallocated amounts and income taxes. The Arbitrage segment realized income of $297,000 in 2008 compared to $398,000 in 2007 before unallocated amounts and income taxes.

In 2008, the Company recognized a gain of $65,000 from the sale of available-for-sale securities of Innodata.

Net interest expense in 2008 was $4,000 compared to net interest expense of $16,000 in 2007. The decrease in interest expense in 2008 is due principally to decreased levels of net margin debt in connection with the Company's arbitrage trading program.

As a result of the above-mentioned factors, the Company realized income before income taxes of $651,000 in the 2008 period compared to a loss before income taxes of $278,000 in the 2007 period.

The Company realized net income of $390,000 in 2008 compared to a net loss of $167,000 in 2007.

Liquidity and Capital Resources

During the three months ended March 31, 2008, cash provided by operating activities was $1,498,000 compared to cash used in operating activities of $175,000 in 2007.  The increase in 2008 was principally due to increased earnings and a decrease in receivables. Cash flows provided by investing activities was $18,000 in 2008 compared to $173,000 used in investing activities in 2007. The reduction in cash flows used in investing activities was due to sales of securities in 2008, while none were sold in 2007, and reduced purchases of fixed assets. Cash used in financing activities was $782,000 in 2008 compared to cash provided by financing activities of $134,000 in 2007.  The change in 2008 was principally due to the repayment of employee savings upon the termination of an employee savings program.

The Company has a line of credit with a bank up to a maximum of $3 million.  The line is collateralized by the assets of the Company and is guaranteed by its Principal Stockholder.  Interest is charged at 1.75% above the bank’s prime rate and is due on demand.  The line expires in October, 2008, subject to automatic renewal. The Company may borrow up to 80% of eligible market data service receivables as defined, and is required to maintain a compensating balance of 10% of the outstanding loans.  At March 31, 2008, the Company had no borrowings under the line.  Borrowings available on the line of credit at March 31, 2008 were $780,000 based on these formulas.

The Company has significant positions in stocks and options and receives significant proceeds from the sale of trading securities sold but not yet purchased under the arbitrage trading strategy described in Note 3 in the accompanying Notes to Condensed Consolidated Financial Statements.  The Company expects that its March 31, 2008 positions will be closed during the second quarter of 2008 and that other positions with the same strategy will be established.  The level of trading activity is partially dependent on the value of the shares of Track Data pledged by its Principal Stockholder, and Innodata common stock that is held as collateral.

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

Off Balance Sheet Risk

In connection with the Company's broker-dealer operations, certain customer securities activities are transacted on a margin basis.  The Company's clearing broker extends credit to the Company's customers, subject to various regulatory margin requirements, collateralized by cash and securities in the customers' accounts.  In the event of a decline in the market value of the securities in a margin account, the Company is required to either obtain additional collateral from the customer or to sell the customer's position if such collateral is not forthcoming.  The Company is responsible for any losses on such margin loans, and has agreed to indemnify its clearing broker for losses that the clearing broker may sustain from the customer accounts introduced by the Company.  The Company and its clearing broker seek to control the risks associated with customer activities by monitoring required margin levels daily and, pursuant to such guidelines, requiring the customer to deposit additional collateral or to reduce positions when necessary.  At March 31, 2008, the Company had $13.9 million in margin credit extended to its customers.  The Company’s margin loans in connection with Arbitrage trading were immaterial at March 31, 2008.  The Company believes it is unlikely it will have to make material payments under the indemnification agreement and has not recorded any related liability in the Consolidated Financial Statements.

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

Critical Accounting Policies

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results when different assumptions are utilized.  We believe that our principal critical accounting policies are described below.   For a detailed discussion on the application of these and other accounting policies, see Note A of Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

For ECN services, transactions fees are earned on a per trade basis, based on shares transacted, and are recognized as transactions occur. For each transaction executed, there is an associated liquidity payment or routing charge paid. Pursuant to Emerging Issues Task Force (“EITF”) Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent” (“EITF 99-19”), the Company records such expenses as liquidity payments or routing charges in the consolidated statements of operations.

Marketable Securities

Arbitrage marketable securities transactions are recorded on trade date. Gains and losses are recognized based on closed transactions and the difference between market value and cost at balance sheet date.

The Company classifies its investment in Innodata as available for sale securities.  The Company carries the investment at fair value, based on quoted market prices, and unrealized gains and losses, net of taxes, are included in accumulated other comprehensive income, which is reflected as a separate component of stockholders' equity.  Realized gains and losses are recognized in the consolidated statement of operations when realized.  The Company reviews these holdings on a regular basis to evaluate whether or not each security has experienced an other-than-temporary decline in fair value.  If the Company believes that an other-than-temporary decline exists in the marketable securities, the equity investments are written down to market value and an investment loss is recorded in the consolidated statement of operations.

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

In December 2007, the SEC staff issued Staff Accounting Bulletin 110 (“SAB 110”), “Share-Based Payment,” which amends SAB 107, “Share-Based Payment,” to permit public companies, under certain circumstances, to use the simplified method in SAB 107 for employee option grants after December 31, 2007. Use of the simplified method after December 2007 is permitted only for companies whose historical data about their employees’ exercise behavior does not provide a reasonable basis for estimating the expected term of the options. The adoption of this pronouncement is not expected to have a material effect on our consolidated financial position, results of operations or cash flows.

On March 19, 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities - an Amendment of FASB Statement 133. Statement 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities; and (c) derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. Specifically, Statement 161 requires: disclosure of the objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation; disclosure of the fair values of derivative instruments and their gains and losses in a tabular format; information about credit-risk-related contingent features; and cross-reference from the derivative footnote to other footnotes in which derivative-related information is disclosed.  Statement 161 is effective for fiscal years and interim periods beginning after November 15, 2008.

Inflation and Seasonality

To date, inflation has not had a significant impact on the Company’s operations. The Company’s revenues are not affected by seasonality.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to interest rate change market risk with respect to its credit facility with a financial institution, which is priced based on the prime rate of interest. At March 31, 2008, there were no borrowings outstanding under the credit facility. Changes in the prime interest rate during fiscal 2008 will have a positive or negative effect on the Company's interest expense. Such exposure will increase should the Company maintain higher levels of borrowing during 2008.

The Company has significant positions in stocks and options and receives significant proceeds from the sale of trading securities sold but not yet purchased under the arbitrage trading strategy described in Note 3 of Notes to the accompanying Condensed Consolidated Financial Statements.  In connection with the arbitrage trading activity, the Company incurs margin loans.  The Company is exposed to interest rate change market risk with respect to these margin loans. Such exposure will increase should the Company maintain higher levels of borrowing.  The level of trading in the arbitrage trading account is partially dependent on the value of the Company’s common stock pledged by its Principal Stockholder, and Innodata common stock, which is used as collateral.  The market value of such securities is dependent on future market conditions for these companies over which the Company has little or no control.  If the stock collateral is not available, the Company will decrease its trading or seek additional collateral.  The Company’s margin loans as of March 31, 2008 were immaterial.

The Company conducts business through a clearing broker, which settles all trades for the Company, on a fully disclosed basis, on behalf of its customers.  The Company earns commissions as an introducing broker for the transactions of its customers.  In the normal course of business, the Company's customer activities involve the execution of various customer securities transactions.  These activities may expose the Company to off-balance-sheet risk in the event the customer or other broker is unable to fulfill its contracted obligations and the Company has to purchase or sell the financial instrument underlying the obligation at a loss.  At March 31, 2008, the Company had $13.9 million in margin credit extended to its customers.

ITEM 4T.  CONTROLS AND PROCEDURES

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

An evaluation has been carried out under the supervision and with the participation of our management, including our Chief Executive Officer/Chief Financial Officer, of the effectiveness of the design and the operation of our "disclosure controls and procedures" (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2008 (“Evaluation Date”). Based on such evaluation, our Chief Executive Officer/Chief Financial Officer concluded that, as of the Evaluation Date, the disclosure controls and procedures are effective.

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

Changes in Internal Control over Financial Reporting

An Evaluation was performed under the supervision of the Company’s management, including the Chief Executive Officer/Chief Financial Officer, as requested under Exchange Act Rule 13a-15(d) and 15-d-15(d), of whether any change in the Company’s internal control over financial reporting occurred during the fiscal quarter ended March 31, 2008. Based on that evaluation, the Company’s management, including the Chief Executive Officer/Chief Financial Officer, concluded that no change in the Company’s internal controls over financial reporting occurred during the fiscal quarter ended March 31, 2008 that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings. Not Applicable

Item 1a.	Risk Factors. There were no material changes from Risk Factors disclosed in the Company’s Form 10-K for the year ended December 31, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Total Number
of Shares
		Number of		Purchased as	Maximum Number
		Shares of	Average	Part of	of Shares That May
	Period	Common Stock	Price Paid	Publicly	Yet be Purchased
	Purchased	Purchased	Per Share	Announced Plans	Under the Plans

January, 2008

February, 2008

March, 2008

	Total	None		None	993,501

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

TRACK DATA CORPORATION

Date:	5/14/2008	/s/ Martin Kaye
Martin Kaye
Chief Executive Officer
Principal Financial Officer