Form 10-Q
period 2008-06-30
TRACK DATA CORP
filed 2008-08-13
CIK 922811

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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
☐ Yes   ☐ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of July 31, 2008 there were 8,392,000 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

See pages 2-17

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

See pages 18 - 25

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

See page 26

Item 4T.	Controls and Procedures

See page 26

PART ll. OTHER INFORMATION

See page 28

Track Data Corporation and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30,	December 31,
	2008	2007

	(Unaudited)
ASSETS

CASH AND EQUIVALENTS	$6,813	$5,275

ACCOUNTS RECEIVABLE – net of allowance for doubtful
accounts of $213 in 2008 and $227 in 2007	1,026	1,382

DUE FROM CLEARING BROKER	726	635

DUE FROM BROKER	19,856	12,258

MARKETABLE SECURITIES	9,485	8,581

FIXED ASSETS - at cost (net of accumulated depreciation)	1,806	2,093

EXCESS OF COST OVER NET ASSETS ACQUIRED – net	1,900	1,900

OTHER ASSETS	595	829

TOTAL ASSETS	$42,207	$32,953

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Accounts payable and accrued expenses	$3,351	$3,540
Trading securities sold, but not yet purchased	14,658	5,060
Net deferred income tax liabilities	481	755
Other liabilities	452	864

Total liabilities	18,942	10,219

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock - $.01 par value; 60,000,000 shares
authorized; issued and outstanding – 8,392,000 shares	84	84
Additional paid-in capital	10,183	10,183
Retained earnings	12,732	11,791
Accumulated other comprehensive income	266	676

Total stockholders’ equity	23,265	22,734

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$42,207	$32,953

See notes to condensed consolidated financial statements

Track Data Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(in thousands, except earnings per share)
(unaudited)

	2008	2007

SERVICE FEES AND REVENUE
Market Data Services	$9,060	$9,465
ECN Services	1,346	4,030
Broker-Dealer Commissions (includes
$38 in 2008 and $51 in 2007 from related party)	5,125	3,839

Total	15,531	17,334

COSTS, EXPENSES AND OTHER:
Direct operating costs (includes depreciation and amortization
of $368 and $324 in 2008 and 2007, respectively)	9,812	13,133
Selling and administrative expenses (includes depreciation and
amortization of $32 and $46 in 2008 and 2007, respectively)	4,557	5,482
Rent expense – related party	328	315
Marketing and advertising	124	131
Gain on arbitrage trading	(723)	(637)
Gain on sale of marketable securities – Innodata	(65)	-
Interest income	(201)	(268)
Interest expense	131	270

Total	13,963	18,426

INCOME (LOSS) BEFORE INCOME TAXES	1,568	(1,092)

INCOME TAXES PROVISION (BENEFIT)	627	(436)

NET INCOME (LOSS)	$941	$(656)

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE	$.11	$(.08)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	8,392	8,392

ADJUSTED DILUTIVE SHARES OUTSTANDING	8,392	8,392

See notes to condensed consolidated financial statements

Track Data Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2008 AND 2007
(in thousands, except earnings per share)
(unaudited)

	2008	2007
SERVICE FEES AND REVENUE
Market Data Services	$4,524	$4,490
ECN Services	568	1,826
Broker-Dealer Commissions (includes $18 in 2008
and $27 in 2007 from related party)	2,669	1,870

Total	7,761	8,186

COSTS, EXPENSES AND OTHER:
Direct operating costs (includes depreciation and amortization
of $184 and $162 in 2008 and 2007, respectively)	4,769	6,212
Selling and administrative expenses (includes depreciation and
amortization of $16 and $23 in 2008 and 2007, respectively)	2,256	2,713
Rent expense – related party	164	158
Marketing and advertising	81	84
Gain on arbitrage trading	(352)	(153)
Interest income	(106)	(136)
Interest expense	32	122

Total	6,844	9,000

INCOME (LOSS) BEFORE INCOME TAXES	917	(814)

INCOME TAXES PROVISION (BENEFIT)	366	(325)

NET INCOME (LOSS)	$551	$(489)

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE	$.07	$(.06)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	8,392	8,392

ADJUSTED DILUTIVE SHARES OUTSTANDING	8,392	8,392

See notes to condensed consolidated financial statements

Track Data Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’
EQUITY AND COMPREHENSIVE INCOME
SIX MONTHS ENDED JUNE 30, 2008
(in thousands)
(unaudited)

					Accumulated
	Number		Additional		Other	Stock-	Compre-
	of	Common	Paid-in	Retained	Comprehensive	holders’	hensive
	Shares	Stock	Capital	Earnings	Income	Equity	Income

BALANCE, JANUARY 1, 2008	8,392	$84	$10,183	$11,791	$676	$22,734

Net income				941		941	$941

Reclassification adjustment for
loss on marketable
securities - net of taxes					(34)	(34)	(34)

Unrealized loss on marketable
securities - net of taxes					(376)	(376)	(376)

Comprehensive income							$531

BALANCE, JUNE 30, 2008	8,392	$84	$10,183	$12,732	$266	$23,265

See notes to condensed consolidated financial statements

Track Data Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(in thousands)
(unaudited)

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$941	$(656)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	401	370
Gain on sale of Innodata common stock	(65)	-
Changes in operating assets and liabilities:
Accounts receivable and due from clearing broker	265	(398)
Due from broker	(7,598)	6,608
Marketable securities	(1,564)	(4,099)
Other assets	326	(488)
Accounts payable and accrued expenses	(189)	258
Trading securities sold, but not yet purchased	9,598	(1,187)
Other liabilities, including deferred income taxes	369	22

Net cash provided by operating activities	2,484	430

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(110)	(526)
Proceeds from sale of Innodata common stock	77	-
Purchase of Innodata common stock	(35)	-
Issuance of note receivable, net of payments	(96)	-

Net cash used in investing activities	(164)	(526)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net payments of note payable - bank	-	(242)
Net (repayments) proceeds on loans from employees	(782)	137

Net cash used in financing activities	(782)	(105)

EFFECT OF EXCHANGE RATE DIFFERENCES ON CASH	-	(1)

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	1,538	(202)

CASH AND EQUIVALENTS, BEGINNING OF PERIOD	5,275	6,508

CASH AND EQUIVALENTS, END OF PERIOD	$6,813	$6,306

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$131	$270
Income taxes	2	67

See notes to condensed consolidated financial statements

Track Data Corporation and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(unaudited)

1.
In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position as of June 30, 2008, and the results of operations for the three and six month periods ended June 30, 2008 and 2007 and cash flows for the six months ended June 30, 2008 and 2007.  The results of operations for the six months ended June 30, 2008 are not necessarily indicative of results that may be expected for any other interim period or for the full year.  The unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2007 included in the Company’s Annual Report on Form 10-K. The accounting policies used in preparing these financial statements are the same as those described in the December 31, 2007 financial statements.  The December 31, 2007 condensed balance sheet presented was derived from the audited financial statements.

2.
The Company charges all costs incurred to establish the technological feasibility of a product or product enhancement, as well as correction of software bugs and minor enhancements to existing software applications to research, development and maintenance expense. Research, development and maintenance expense included in direct operating costs, were approximately $37,000 and $81,000 for the six months and $18,000 and $40,000 for the three months ended June 30, 2008 and 2007, respectively.

3.
Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”), for assets and liabilities measured at fair value on a recurring basis. SFAS 157 accomplishes the following key objectives:

•	Defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date;

•	Establishes a three-level hierarchy (“Valuation Hierarchy”) for fair value measurements;

•	Requires consideration of the Company’s creditworthiness when valuing liabilities; and

•	Expands disclosures about instruments measured at fair value.

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

•
Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets. The fair values of the Company’s arbitrage trading securities and Innodata common stock are based on quoted prices and therefore classified as level 1.

•
Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The Company’s assets carried at fair value on a recurring basis at June 30, 2008 are as follows (in thousands):

Quoted Market Prices
in Active Markets
(Level 1)
Arbitrage trading securities
Long Positions	$8,773,000
Short Positions	14,658,000
Available for sale securities (1)
Innodata common stock	712,000

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

Marketable securities consists of the following (in thousands):

	June 30,	December 31,
	2008	2007
Innodata - Available for sale securities - at market	$712	$1,372
Arbitrage trading securities - at market	8,773	7,209
Marketable securities	$9,485	$8,581
Arbitrage trading securities sold but not yet purchased – at market	$14,658	$5,060

The Company owns 254,272 shares of Innodata, a provider of digital content outsourcing services.  The Company carries the investment at $712,000, the market value at June 30, 2008. The difference between the cost of $269,000 and fair market value of these securities, net of $177,000 in deferred taxes, or $266,000 is classified as a component of accumulated other comprehensive income included in stockholders' equity as of June 30, 2008. The Company purchased 10,800 shares at a cost of $35,000 during the six months ended June 30, 2008.  The Company sold 13,030 shares, received proceeds of $77,000 and recorded a gain of $65,000 during the six months ended June 30, 2008. At December 31, 2007, the Company owned 256,502 shares of Innodata.  The Company carried the investment at $1,372,000, the market value at December 31, 2007. The difference between the cost of $246,000 and fair market value of these securities, net of $450,000 in deferred taxes, or $676,000 is classified as a component of accumulated other comprehensive income included in stockholders’ equity at December 31, 2007.

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

As of June 30, 2008, trading securities had a long market value of $8,773,000 with a cost of $8,756,000, or a net unrealized gain of $17,000. Securities sold but not yet purchased, had a short market value of $14,658,000 with a cost/short proceeds of $14,665,000, or a net unrealized gain of $7,000.  The Company expects that its June 30, 2008 positions will be closed during the third quarter of 2008 and that other positions with the same strategy will be established.  The Company pledged its holdings in Innodata as collateral for its trading accounts.  In addition, the Company's Principal Stockholder, who served as its Chairman and CEO until his resignation on March 16, 2007 (referred to hereafter as “Principal Stockholder”), pledged approximately 3 million shares of his holdings in the Company's common stock as collateral for these accounts.  The Company is paying its Principal Stockholder at the rate of 2% per annum on the value of the collateral pledged.  Such payments aggregated $23,000 and $20,000 for the six months and $12,000 and $9,000 for the three months ended June 30, 2008 and 2007, respectively.

The Company recognized gains from arbitrage trading of $723,000 and $637,000 for the six months and $352,000 and $153,000 for the three months ended June 30, 2008 and 2007, respectively.

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

4.
The Company has a revolving line of credit up to a maximum of $3 million which bears interest at a per annum rate of 1.75% above the bank’s prime rate (7-3/4% at June 30, 2008) and is due on demand. The line expires in October, 2008, subject to automatic renewal. The note is collateralized by substantially all of the assets of Track Data Corporation and is guaranteed by its Principal Stockholder. The Company may borrow up to 80% of eligible accounts receivable and is required to maintain a compensating cash balance of not less than 10% of the outstanding loan obligation and is required to comply with certain covenants.  There were no borrowings outstanding at June 30, 2008. Borrowings available under the line of credit at June 30, 2008 were $780,000 based on these formulas.

5.
Earnings (Loss) Per Share--Basic earnings (loss) per share is computed based on the weighted average number of common shares outstanding without consideration of potential common stock.  Diluted earnings (loss) per share is computed based on the weighted average number of common and potential dilutive common shares outstanding.  There was no effect on earnings per share as a result of potential dilution.  The calculation takes into account the shares that may be issued upon exercise of stock options, reduced by the shares that may be repurchased with the funds received from the exercise, based on the average price during the period.  For the three and six months ended June 30, 2008, the Company had 433,000 stock options outstanding. For the three and six months ended June 30, 2007, the Company had 685,000 stock options outstanding.  Outstanding options for the aforementioned periods were not included in the dilutive calculation because the effect on earnings (loss) per share is antidilutive.

Earnings (loss) per share (in thousands, except per share):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net income (loss)	$551	$(489)	$941	$(656)

Weighted average common shares outstanding	8,392	8,392	8,392	8,392
Dilutive effect of outstanding options	-	-	-	-
Adjusted for dilutive computation	8,392	8,392	8,392	8,392

Basic income (loss) per share	$.07	$(.06)	$.11	$(.08)

Diluted income (loss) per share	$.07	$(.06)	$.11	$(.08)

6.
At June 30, 2008, the Company had seven stock-based employee compensation plans of which there were outstanding awards exercisable into 433,000 shares of common stock. No stock-based employee compensation cost is reflected in the statement of operations, as there was no vesting of outstanding stock option awards in 2007 or 2008.  The Company is required pursuant to SFAS 123(R) “Share-Based Payments” to account for its options and other stock based awards at fair value.  Compensation expense is recognized over the service period of the award.

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

The accounting policies of the segments are the same as those described in Note A, Summary of Significant Accounting Policies in the Company’s financial statements for the year ended December 31, 2007 included in Form 10-K.  Segment data includes charges allocating corporate overhead to each segment.  The Company has not disclosed asset information by segment, as the information is not produced internally.  One market data customer of the Non-Professional Segment accounted for 10% of that segment’s revenues during the three and six month periods ended June 30, 2008. Substantially all long-lived assets are located in the U.S.  The excess of the purchase price of acquired businesses over the fair value of net assets (“goodwill”) on the dates of acquisition amounts to $1,900,000, net of accumulated amortization of $2,494,000 as of June 30, 2008 and December 31, 2007. Goodwill is an asset of the non-professional market segment. The Company's business is predominantly in the U.S.  Revenues and net income (loss) from international operations are not material.

Information concerning operations in its business segments is as follows (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Revenues
Professional Market	$3,651	$5,305	$7,567	$11,412
Non-Professional Market	4,110	2,881	7,964	5,922
Total Revenues	$7,761	$8,186	$15,531	$17,334

Arbitrage Trading – gain on sale
of marketable securities	$352	$153	$723	$637
(Loss) income before unallocated
amounts and income taxes:
Professional Market	$(342)	$(980)	$(525)	$(1,854)
Non-Professional Market	1,086	214	1,730	587
Arbitrage Trading (including interest)	346	120	644	518
Unallocated amounts:
Depreciation and amortization	(200)	(185)	(400)	(370)
Gain on sale of Innodata common stock	-	-	65	-
Interest income, net	27	17	54	27

Income (loss) before income taxes	$917	$(814)	$1,568	$(1,092)

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

The Company's customer securities activities are transacted on either a cash or margin basis.  In margin transactions, the clearing broker extends credit to the Company's customers, subject to various regulatory margin requirements, collateralized by cash and securities in the customers' accounts.  However, the Company is required to either obtain additional collateral or to sell the customer's position if such collateral is not forthcoming.  The Company is responsible for any losses on such margin loans, and has agreed to indemnify its clearing broker for losses that the clearing broker may sustain from the customer accounts introduced by the Company.  At June 30, 2008, the Company had $17.8 million in margin credit extended to its customers.  The Company believes it is unlikely it will have to make material payments under the indemnification agreement and has not provided any related liability in the condensed consolidated financial statements. There were no indemnifications paid by the Company under this agreement.

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

As of June 30, 2008, TDSC was required to maintain minimum net capital, in accordance with SEC rules, of approximately $1 million and had total net capital of $5,286,000, or approximately $4,286,000 in excess of minimum net capital requirements.

If TDSC fails to maintain the required net capital it may be subject to suspension or revocation of registration by the SEC and suspension or expulsion by FINRA and other regulatory bodies, which ultimately could require TDSC's liquidation. The Company incurred a $60,000 fine from FINRA in the second quarter of 2008.  In addition, a change in the net capital rules, the imposition of new rules, a specific operating loss, or any unusually large charge against net capital could limit those operations of TDSC that require the intensive use of capital and could limit its ability to expand its business.

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

10.	Comprehensive income (loss) is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net income (loss)	$551	$(489)	$941	$(656)
Unrealized (loss) gain on marketable
securities-net of taxes	(218)	228	(376)	374
Reclassification adjustment for
loss on marketable securities
- net of taxes	-	-	(34)	-
Foreign currency translation adjustment	-	(1)	-	(1)
Comprehensive income (loss)	$333	$(262)	$531	$(283)

11.
The Company leases its executive office facilities in Brooklyn from a limited partnership owned by the Company’s Principal Stockholder and members of his family.  A new lease effective October 1, 2007 provides for the Company to pay $657,000 per annum plus real estate taxes through September 30, 2009. The Company paid the partnership rent of $328,000 and $315,000 for the six months ended June 30, 2008 and 2007, respectively.

12.
The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the Company’s financial position or results of operations.

On June 14, 2005, the SEC filed a civil complaint against Barry Hertz, the Company’s Chairman and CEO at that time, in the U.S. District Court for the Eastern District of New York in Brooklyn alleging violations of various provisions of the federal securities laws in connection with certain transactions in the Company’s stock owned by others. In March 2007, Mr. Hertz reached a settlement with the SEC regarding these charges.   Mr. Hertz consented, without admitting or denying the allegations in the SECs complaint, to a permanent injunction from violations of Section 10(b) and 10b-5 of the Exchange Act and Section 17(a) of the Securities Act of 1933, a two-year bar from serving as an officer or director of a publicly traded company, a two-year bar from association with a broker or dealer, and also agreed to pay approximately $136,000 in disgorgement, interest and civil penalties.  On March 16, 2007, Mr. Hertz resigned as Chairman and CEO of the Company.  In May, 2007, the Board of Directors agreed to reimburse Mr. Hertz under the indemnification provisions of Delaware law, $75,000 for the disgorgement and interest portion of the amounts paid to the SEC by him.  The Company from time to time is subject to informal inquiries and document requests from the SEC to review compliance with Mr. Hertz's two-year association bar imposed from serving as an officer or director of a publicly traded company and from association with a broker or dealer.   On October 24, 2007, the Company was notified by the SEC that they would be conducting such an inquiry and requested certain documents.  The Company provided all requested documents.

In July, 2007, a subscriber of the Track ECN services filed an arbitration claim with FINRA alleging that the Company’s website confused the subscriber with respect to its fee schedule for ECN transactions, and that, as a result, a customer of the subscriber was billed a greater amount for ECN transactions than was expected.   The subscriber sought a return of its fees paid and for loss of its customer for a total claim of $500,000.  In May 2008, the Company settled this matter for a payment of $10,000.

13.
In May 2006, the Company purchased a non-dilutable 15% interest in SFB Market Systems, Inc. (“SFB”) for $150,000 cash.  SFB is a privately held company that provides an online centralized securities symbol management system and related equity and option information for updating and loading master files. The Company currently has a representative on SFB’s four member Board of Directors.  The Company accounts for its investment in SFB under the cost method, and is included in other assets in the balance sheet as of June 30, 2008 and December 31, 2007.

14.
In April 2006, the Company’s Principal Stockholder formed a private limited partnership of which he is the general partner for the purpose of operating a hedge fund for trading in certain options strategies. The Company has no financial interest in or commitments related to, the hedge fund. The hedge fund opened a trading account with the Company’s broker-dealer. The Company charged commissions to the hedge fund of $38,000 and $51,000 for the six months and $18,000 and $27,000 for the three months ended June 30, 2008 and 2007, respectively.

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

16.
In May, 2008, the Company made a non-interest bearing loan of $100,000, included in other assets, to a qualified charitable organization, which the Company’s Principal Stockholder is a member of its Board of Directors.  The loan is repayable in 25 consecutive equal monthly installments of $4,000 which repayments commenced in June, 2008.

17.
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

No liability for unrecognized tax benefits was required to be reported at December 31, 2007 or June 30, 2008.  The Company has identified its federal tax return and its state and city tax returns in New York as "major" tax jurisdictions, as defined.  The Company is also subject to filings in multiple other state and city jurisdictions.  Based on the Company's evaluation, it has concluded that there are no significant uncertain tax positions requiring recognition in the Company's financial statements.  The Company's evaluation was performed for tax years ended 2003 through 2007, the only periods subject to examination.  The Company believes that its income tax positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position. The Company's New York City tax returns for 2003 through 2005 are presently under audit. The outcome cannot be reasonably estimated at this time.

The Company's policy for recording interest and penalties associated with audits is to record such items as a component of income before income taxes.  Penalties are recorded in other expense and interest paid or received is recorded in interest expense or interest income, respectively, in the statement of operations.  For the year ended December 31, 2007 and the six months ended June 30, 2008, penalties and interest related to the settlements of audits was insignificant.

18.
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

19.
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

In June 2008, the FASB issued (FSP) Emerging Issues Task Force (EITF) No. 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities." Under the FSP, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. The FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those years.  The FSP would have an impact on accounting if any share-based payment awards with the above characteristics were granted after the effective date of this pronouncement.

 In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles."  The statement is intended to improve financial reporting by identifying a consistent hierarchy for selecting accounting principles to be used in preparing financial statements that are prepared in conformance with generally accepted accounting principles. Unlike Statement on Auditing Standards (SAS) No. 69, "The Meaning of Present in Conformity With GAAP," SFAS No. 162 is directed to the entity rather than the auditor. The statement is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with GAAP," and is not expected to have any impact on the Company's consolidated results of operations, financial condition or liquidity.

In April 2008, the FASB issued (FSP) SFAS No. 142-3, which amends the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset under SFAS No. 142, "Goodwill and Other Intangible Assets." The FSP requires an entity to consider its own assumptions about renewal or extension of the term of the arrangement, consistent with its expected use of the asset, and is an attempt to improve consistency between the useful life of a recognized intangible asset under FAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141, "Business Combinations." The FSP is effective for fiscal years beginning after December 15, 2008, and the guidance for determining the useful life of a recognized intangible asset must be applied prospectively to intangible assets acquired after the effective date.  Management is in the process of evaluating the impact of this FSP on its consolidated financial statements.

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

The Non-Professional Market segment revenues have been inconsistent month to month, but have been growing in 2008. The Company is attempting to grow revenues in this segment, principally through marketing alliances and limited advertising to attract new customers, and by offering additional services to existing customers.  The Company presently offers trading of U.S. based stocks, options and e-mini futures.

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

Results of Operations

Three Months Ended June 30, 2008 and 2007

Revenues for the three months ended June 30, 2008 and 2007 were $7,761,000 and $8,186,000, respectively, a decrease of 5%. The Company’s Professional Market segment had revenues for the three months ended June 30, 2008 and 2007 of $3,651,000 and $5,305,000, respectively, a decrease of 31% for this segment.  The Company’s Non-Professional Market segment had revenues of $4,110,000 and $2,881,000 respectively, for the three months ended June 30, 2008 and 2007, an increase of 43% for this segment, principally due to increased broker-dealer commissions.  The decrease in revenues was principally attributable to the Company’s Track ECN, revenues of which decreased approximately $1.3 million. ECN revenues were down significantly during the second half of 2007.  The Company cannot at this time determine when, or if, ECN revenues will return to previously higher levels. Further, commencing in March 2007 the SEC Regulation NMS required a change to lower pricing for stocks under $1.00 per share, and, in November 2007, the NSX reduced its payment rate on these securities, further reducing revenues in 2008 compared to 2007. The decline in ECN revenues was mostly offset by an increase of $800,000 in broker-dealer commissions, principally from the Non-Professional Market Segment.

Direct operating costs were $4,769,000 for the three months ended June 30, 2008 and $6,212,000 for the similar period in 2007, a decrease of 23%.  Direct operating costs as a percentage of revenues were 61% in 2008 and 76% in 2007.  Without giving effect to unallocated depreciation, amortization expense and costs directly allocated to the Arbitrage segment, the Company’s Professional Market segment had $2,446,000 and $4,265,000 of direct costs for the three months ended June 30, 2008 and 2007, respectively, a decrease of 43%.  Direct operating costs as a percentage of revenues for the Professional segment were 67% in 2008 and 80% in 2007.  The dollar decrease in direct costs is due principally to the decrease in ECN rebates due to reduced ECN revenues. The Company’s Non-Professional Market segment had $2,084,000 and $1,755,000 in direct costs for the three months ended June 30, 2008 and 2007, respectively, an increase of 19%.  The dollar increase in direct costs is due principally to the increased broker-dealer commissions in 2008. Direct operating costs as a percentage of revenues for the Non-Professional segment were 51% in 2008 and 61% in 2007.  Certain direct operating costs are allocated to each segment based on revenues. Direct operating costs include direct payroll, direct telecommunication costs, computer supplies, depreciation, equipment lease expense and the amortization of software development costs, costs of clearing, back office payroll and other direct broker-dealer expenses and ECN customer commissions and clearing.

Selling and administrative expenses were $2,256,000 and $2,713,000 in the 2008 and 2007 periods, respectively, a decrease of 17%.  Selling and administrative expenses as a percentage of revenues were 29% in 2008 and 33% in 2007. Without giving effect to unallocated depreciation, amortization expense and costs directly allocated to the Arbitrage segment, selling and administrative expenses for the Professional Market segment were $1,417,000 and $1,873,000 in the 2008 and 2007 periods, respectively, a decrease of 24%.  The reduction in expenses was due principally to cost cutting measures instituted in the fourth quarter of 2007, including closing certain offices and across the board salary reductions. For the Professional Market segment selling and administrative expenses as a percentage of revenues were 39% in 2008 and 35% in 2007. Selling and administrative expenses for the Non-Professional segment were $824,000 and $817,000 in the 2008 and 2007 periods, respectively, an increase of 1%.  For the Non-Professional segment selling and administrative expense as a percentage of revenue was 20% in 2008 and 28% in 2007.  Certain selling and administrative expenses are allocated to each segment based on revenues.

The Professional Market segment realized a loss of $342,000 in 2008 compared to a loss of $980,000 in 2007 before unallocated amounts and income taxes.  The Non-Professional Market segment realized income of $1,086,000 in 2008 and $6,214,000 in 2007 before unallocated amounts and income taxes. The Arbitrage segment realized income of $346,000 in 2008 compared to $120,000 in 2007 before unallocated amounts and income taxes.

Net interest income in 2008 was $74,000 compared to $14,000 in 2007. The increase in interest income in 2008 is due principally to decreased levels of net margin debt in connection with the Company's arbitrage trading program.

As a result of the above-mentioned factors, the Company realized income before income taxes of $917,000 in the 2008 period compared to a loss before income taxes of $814,000 in the 2007 period.

The Company realized net income of $551,000 in 2008 compared to a net loss of $489,000 in 2007.

Six Months Ended June 30, 2008 and 2007

Revenues for the six months ended June 30, 2008 and 2007 were $15,531,000 and $17,334,000, respectively, a decrease of 10%.  The Company’s Professional Market segment had revenues for the six months ended June 30, 2008 and 2007 of $7,567,000 and $11,412,000, respectively, a decrease of 34% for this segment.  The Company’s Non-Professional Market segment had revenues of $7,964,000 and $5,922,000, respectively, for the six months ended June 30, 2008 and 2007, an increase of 34% for this segment, principally due to increased broker-dealer commissions.  The decrease in revenues was principally attributable to the Company’s Track ECN, revenues of which decreased approximately $2.7 million. ECN revenues were down significantly during the second half of 2007.  The Company cannot at this time determine when, or if, ECN revenues will return to previously higher levels. Further, commencing in March 2007 the SEC Regulation NMS required a change to lower pricing for stocks under $1.00 per share, and, in November 2007, the NSX reduced its payment rate on these securities, further reducing revenues in 2008 compared to 2007.  Market data revenues decreased approximately $400,000 in 2008 compared to 2007. Since 2001, the Company has experienced a decline in revenues from its market data services to the Professional Market segment due principally to staffing reductions in the securities industry, the use by customers of internally developed services, or lower priced services that are offered by the Company or other vendors.  This trend has continued in 2008, negatively impacting revenues and profits. The declines in ECN and market data revenues were partially offset by an increase of $1.3 million in broker-dealer commissions, principally from the Non-Professional Market Segment.

Direct operating costs were $9,812,000 for the six months ended June 30, 2008 and $13,133,000 for the similar period in 2007, a decrease of 25%.  Direct operating costs as a percentage of revenues were 63% in 2008 and 76% in 2007.  Without giving effect to unallocated depreciation, amortization expense and costs directly allocated to the Arbitrage segment, the Company’s Professional Market segment had $5,095,000 and $9,264,000 of direct costs for the six months ended June 30, 2008 and 2007, respectively, a decrease of 45%.   Direct operating costs as a percentage of revenues for the Professional segment were 67% in 2008 and 81% in 2007.  The dollar decrease in direct costs is due principally to the decrease in ECN rebates due to reduced ECN revenues. The Company’s Non-Professional Market segment had $4,252,000 and $3,455,000 in direct costs for the six months ended June 30, 2008 and 2007, respectively, an increase of 23%.  The dollar increase in direct costs is due principally to the increased broker-dealer commissions in 2008. Direct operating costs as a percentage of revenues for the Non-Professional segment were 53% in 2008 and 58% in 2007.  Certain direct operating costs are allocated to each segment based on revenues.

Selling and administrative expenses were $4,557,000 and $5,482,000 in the 2008 and 2007 periods, respectively, a decrease of 17%.  Selling and administrative expenses as a percentage of revenues were 29% in 2008 and 32% in 2007. Without giving effect to unallocated depreciation, amortization expense and costs directly allocated to the Arbitrage segment, selling and administrative expenses for the Professional Market segment were $2,768,000 and $3,737,000 in the 2008 and 2007 periods, respectively, a decrease of 26%.  The reduction in expenses was due principally to cost cutting measures instituted in the fourth quarter of 2007, including closing certain offices and across the board salary reductions. For the Professional Market segment selling and administrative expenses as a percentage of revenues were 37% in 2008 and 33% in 2007. Selling and administrative expenses for the Non-Professional segment were $1,758,000 and $1,699,000 in the 2008 and 2007 periods, respectively, an increase of 3%.  For the Non-Professional segment selling and administrative expense as a percentage of revenue was 22% in 2008 and 29% in 2007. Certain selling and administrative expenses are allocated to each segment based on revenues.

The Professional Market segment realized a loss of $525,000 in 2008 compared to a loss of $1,854,000 in 2007 before unallocated amounts and income taxes.  The Non-Professional Market segment realized income of $1,730,000 in 2008 and $587,000 in 2007 before unallocated amounts and income taxes. The Arbitrage segment realized income of $644,000 in 2008 compared to $518,000 in 2007 before unallocated amounts and income taxes.

In 2008, the Company recognized a gain of $65,000 from the sale of available-for-sale securities of Innodata.

Net interest income in 2008 was $70,000 compared to net interest expense of $2,000 in 2007. The decrease in interest expense in 2008 is due principally to decreased levels of net margin debt in connection with the Company's arbitrage trading program.

As a result of the above-mentioned factors, the Company realized income before income taxes of $1,568,000 in the 2008 period compared to a loss before income taxes of $1,092,000 in the 2007 period.

The Company realized net income of $941,000 in 2008 compared to a net loss of $656,000 in 2007.

Liquidity and Capital Resources

During the six months ended June 30, 2008, cash provided by operating activities was $2,484,000 compared to $430,000 in 2007.  The increase in 2008 was principally due to increased earnings and a decrease in receivables. Cash flows used in investing activities was $164,000 in 2008 compared to $526,000 used in investing activities in 2007. The reduction in cash flows used in investing activities was principally due to reduced purchases of fixed assets. Cash used in financing activities was $782,000 in 2008 compared to $105,000 in 2007.  The change in 2008 was principally due to the repayment of employee savings upon the termination of an employee savings program.

The Company has a line of credit with a bank up to a maximum of $3 million.  The line is collateralized by the assets of the Company and is guaranteed by its Principal Stockholder.  Interest is charged at 1.75% above the bank’s prime rate and is due on demand.  The line expires in October, 2008, subject to automatic renewal. The Company may borrow up to 80% of eligible market data service receivables as defined, and is required to maintain a compensating balance of 10% of the outstanding loans.  At June 30, 2008, the Company had no borrowings under the line.  Borrowings available on the line of credit at June 30, 2008 were $780,000 based on these formulas.

The Company has significant positions in stocks and options and receives significant proceeds from the sale of trading securities sold but not yet purchased under the arbitrage trading strategy described in Note 3 in the accompanying Notes to Condensed Consolidated Financial Statements.  The Company expects that its June 30, 2008 positions will be closed during the third quarter of 2008 and that other positions with the same strategy will be established.  The level of trading activity is partially dependent on the value of the shares of Track Data pledged by its Principal Stockholder, and Innodata common stock that is held as collateral.

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

The Company’s broker-dealer subsidiary, TDSC, is subject to a minimum net capital requirement of $1 million by FINRA.  TDSC operations are subject to reviews by regulators within its industry, which include the SEC and FINRA.  In the past, certain reviews have resulted in the Company incurring fines and required the Company to change certain of its internal control and operating procedures.  The Company incurred a fine of $60,000 from FINRA in the second quarter of 2008. Ongoing and future reviews may result in the Company incurring additional fines and changes in its internal control and operating procedures.  Management does not expect any ongoing reviews to have a material affect on the Company's financial position or statement of operations.

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

Off Balance Sheet Risk

In connection with the Company's broker-dealer operations, certain customer securities activities are transacted on a margin basis.  The Company's clearing broker extends credit to the Company's customers, subject to various regulatory margin requirements, collateralized by cash and securities in the customers' accounts.  In the event of a decline in the market value of the securities in a margin account, the Company is required to either obtain additional collateral from the customer or to sell the customer's position if such collateral is not forthcoming.  The Company is responsible for any losses on such margin loans, and has agreed to indemnify its clearing broker for losses that the clearing broker may sustain from the customer accounts introduced by the Company.  The Company and its clearing broker seek to control the risks associated with customer activities by monitoring required margin levels daily and, pursuant to such guidelines, requiring the customer to deposit additional collateral or to reduce positions when necessary.  At June 30, 2008, the Company had $17.8 million in margin credit extended to its customers.  The Company’s margin loans in connection with Arbitrage trading were immaterial at June 30, 2008.  The Company believes it is unlikely it will have to make material payments under the indemnification agreement and has not recorded any related liability in the Consolidated Financial Statements.

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

New Pronouncements

See Note 19 to Condensed Consolidated Financial Statements.

Inflation and Seasonality

To date, inflation has not had a significant impact on the Company’s operations. The Company’s revenues are not affected by seasonality.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to interest rate change market risk with respect to its credit facility with a financial institution, which is priced based on the prime rate of interest. At June 30, 2008, there were no borrowings outstanding under the credit facility. Changes in the prime interest rate during fiscal 2008 will have a positive or negative effect on the Company's interest expense. Such exposure will increase should the Company maintain higher levels of borrowing during 2008.

The Company has significant positions in stocks and options and receives significant proceeds from the sale of trading securities sold but not yet purchased under the arbitrage trading strategy described in Note 3 of Notes to the accompanying Condensed Consolidated Financial Statements.  In connection with the arbitrage trading activity, the Company incurs margin loans.  The Company is exposed to interest rate change market risk with respect to these margin loans. Such exposure will increase should the Company maintain higher levels of borrowing.  The level of trading in the arbitrage trading account is partially dependent on the value of the Company’s common stock pledged by its Principal Stockholder, and Innodata common stock, which is used as collateral.  The market value of such securities is dependent on future market conditions for these companies over which the Company has little or no control.  If the stock collateral is not available, the Company will decrease its trading or seek additional collateral.  The Company’s margin loans as of June 30, 2008 were immaterial.

The Company conducts business through a clearing broker, which settles all trades for the Company, on a fully disclosed basis, on behalf of its customers.  The Company earns commissions as an introducing broker for the transactions of its customers.  In the normal course of business, the Company's customer activities involve the execution of various customer securities transactions.  These activities may expose the Company to off-balance-sheet risk in the event the customer or other broker is unable to fulfill its contracted obligations and the Company has to purchase or sell the financial instrument underlying the obligation at a loss.  At June 30, 2008, the Company had $17.8 million in margin credit extended to its customers.

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

An evaluation has been carried out under the supervision and with the participation of our management, including our Chief Executive Officer/Chief Financial Officer, of the effectiveness of the design and the operation of our "disclosure controls and procedures" (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2008 (“Evaluation Date”). Based on such evaluation, our Chief Executive Officer/Chief Financial Officer concluded that, as of the Evaluation Date, the disclosure controls and procedures are effective.

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

Changes in Internal Control over Financial Reporting

An Evaluation was performed under the supervision of the Company’s management, including the Chief Executive Officer/Chief Financial Officer, as requested under Exchange Act Rule 13a-15(d) and 15-d-15(d), of whether any change in the Company’s internal control over financial reporting occurred during the fiscal quarter ended June 30, 2008. Based on that evaluation, the Company’s management, including the Chief Executive Officer/Chief Financial Officer, concluded that no change in the Company’s internal controls over financial reporting occurred during the fiscal quarter ended June 30, 2008 that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

April, 2008

May, 2008

June, 2008

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

TRACK DATA CORPORATION

Date:	8/13/08	/s/ Martin Kaye
Martin Kaye
Chief Executive Officer
Principal Financial Officer