Form 10-Q
period 2008-09-30
TRACK DATA CORP
filed 2008-11-13
CIK 922811

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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
Large Accelerated Filer ☐                  Accelerated Filer ☐               Non-Accelerated Filer ☐    Smaller Reporting Company☑

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes  ☑ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of November 12, 2008 there were 8,392,000 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

See pages 2-17

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

See pages 18 - 25

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

See page 26

Item 4T.	Controls and Procedures

See page 26

PART ll. OTHER INFORMATION

See page 27

Track Data Corporation and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30,	December 31,
	2008	2007

	(Unaudited)
ASSETS

CASH AND EQUIVALENTS	$6,896	$5,275

ACCOUNTS RECEIVABLE – net of allowance for doubtful
accounts of $209 in 2008 and $227 in 2007	1,432	1,382

DUE FROM CLEARING BROKER	787	635

DUE FROM BROKER	18,248	12,258

MARKETABLE SECURITIES	14,549	8,581

FIXED ASSETS - at cost (net of accumulated depreciation)	1,659	2,093

EXCESS OF COST OVER NET ASSETS ACQUIRED – net	1,900	1,900

OTHER ASSETS	675	829

TOTAL ASSETS	$46,146	$32,953

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Accounts payable and accrued expenses	$3,521	$3,540
Trading securities sold, but not yet purchased	17,609	5,060
Net deferred income tax liabilities	461	755
Other liabilities	557	864

Total liabilities	22,148	10,219

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock - $.01 par value; 60,000,000 shares
authorized; issued and outstanding –8,392,000 shares	84	84
Additional paid-in capital	10,183	10,183
Retained earnings	13,496	11,791
Accumulated other comprehensive income	235	676

Total stockholders’ equity	23,998	22,734

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$46,146	$32,953

See notes to condensed consolidated financial statements

Track Data Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(in thousands, except earnings per share)
(unaudited)

	2008	2007

SERVICE FEES AND REVENUE
Market Data Services	$13,485	$13,945
ECN Services	2,104	5,919
Broker-Dealer Commissions (includes
$72 in 2008 and $92 in 2007 from related party)	8,084	5,980

Total	23,673	25,844

COSTS, EXPENSES AND OTHER:
Direct operating costs (includes depreciation and amortization
of $554 and $488 in 2008 and 2007, respectively)	14,886	19,603
Selling and administrative expenses (includes depreciation and
amortization of $47 and $66 in 2008 and 2007, respectively)	6,653	8,065
Rent expense – related party	492	473
Marketing and advertising	224	181
Gain on arbitrage trading	(1,247)	(1,271)
Gain on sale of marketable securities – Innodata	(65)	-
Interest income	(289)	(360)
Interest expense	177	535

Total	20,831	27,226

INCOME (LOSS) BEFORE INCOME TAXES	2,842	(1,382)

INCOME TAXES PROVISION (BENEFIT)	1,137	(553)

NET INCOME (LOSS)	$1,705	$(829)

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE	$.20	$(.10)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING --
BASIC AND DILUTIVE	8,392	8,392

See notes to condensed consolidated financial statements

Track Data Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(in thousands, except earnings per share)
(unaudited)

	2008	2007
SERVICE FEES AND REVENUE
Market Data Services	$4,425	$4,480
ECN Services	758	1,889
Broker-Dealer Commissions (includes $34 in 2008
and $41 in 2007 from related party)	2,959	2,141

Total	8,142	8,510

COSTS, EXPENSES AND OTHER:
Direct operating costs (includes depreciation and amortization
of $186 and $165 in 2008 and 2007, respectively)	5,074	6,470
Selling and administrative expenses (includes depreciation and
amortization of $15 and $20 in 2008 and 2007, respectively)	2,096	2,583
Rent expense – related party	164	158
Marketing and advertising	100	50
Gain on arbitrage trading	(524)	(634)
Interest income	(88)	(92)
Interest expense	46	265

Total	6,868	8,800

INCOME (LOSS) BEFORE INCOME TAXES	1,274	(290)

INCOME TAXES PROVISION (BENEFIT)	510	(117)

NET INCOME (LOSS)	$764	$(173)

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE	$.09	$(.02)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING -
BASIC AND DILUTIVE	8,392	8,392

See notes to condensed consolidated financial statements

Track Data Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’
EQUITY AND COMPREHENSIVE INCOME
NINE MONTHS ENDED SEPTEMBER 30, 2008
(in thousands)
(unaudited)

					Accumulated
	Number		Additional		Other	Stock-	Compre-
	of	Common	Paid-in	Retained	Comprehensive	holders’	hensive
	Shares	Stock	Capital	Earnings	Income	Equity	Income

BALANCE, JANUARY 1, 2008	8,392	$84	$10,183	$11,791	$676	$22,734

Net income				1,705		1,705	$1,705

Reclassification adjustment for
gain on marketable
securities - net of taxes					(34)	(34)	(34)

Unrealized loss on marketable
securities - net of taxes					(407)	(407)	(407)

Comprehensive income							$1,264

BALANCE, SEPTEMBER 30, 2008	8,392	$84	$10,183	$13,496	$235	$23,998

See notes to condensed consolidated financial statements

Track Data Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(in thousands)
(unaudited)

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,705	$(829)
Adjustments to reconcile net income (loss) to net cash provided by (used in)
operating activities:
Depreciation and amortization	601	554
Gain on sale of Innodata common stock	(65)	-
Changes in operating assets and liabilities:
Accounts receivable and due from clearing broker	(202)	(901)
Due from broker	(5,990)	2,345
Marketable securities	(6,679)	1,663
Other assets	237	(612)
Accounts payable and accrued expenses	(19)	430
Trading securities sold, but not yet purchased	12,549	(2,887)
Other liabilities, including deferred income taxes	489	99

Net cash provided by (used in) operating activities	2,626	(138)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(167)	(654)
Proceeds from sale of Innodata common stock	77	-
Purchase of Innodata common stock	(35)	-
Issuance of note receivable, net of payments	(84)	-

Net cash used in investing activities	(209)	(654)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net payments of note payable - bank	-	(731)
Net (repayments) proceeds on loans from employees	(782)	154

Net cash used in financing activities	(782)	(577)

EFFECT OF EXCHANGE RATE DIFFERENCES ON CASH	(14)	(3)

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	1,621	(1,372)

CASH AND EQUIVALENTS, BEGINNING OF PERIOD	5,275	6,508

CASH AND EQUIVALENTS, END OF PERIOD	$6,896	$5,136

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$177	$535
Income taxes	404	67

See notes to condensed consolidated financial statements

Track Data Corporation and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(unaudited)

1.
In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position as of September 30, 2008, and the results of operations for the three and nine month periods ended September 30, 2008 and 2007 and cash flows for the nine months ended September 30, 2008 and 2007.  The results of operations for the nine months ended September 30, 2008 are not necessarily indicative of results that may be expected for any other interim period or for the full year.  The unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

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

2.
The Company charges all costs incurred to establish the technological feasibility of a product or product enhancement, as well as correction of software bugs and minor enhancements to existing software applications to research, development and maintenance expense. Research, development and maintenance expense included in direct operating costs, were approximately $55,000 and $122,000 for the nine months and $18,000 and $40,000 for the three months ended September 30, 2008 and 2007, respectively.

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

The Company’s assets carried at fair value on a recurring basis at September 30, 2008 are as follows (in thousands):

Quoted Market Prices
in Active Markets
(Level 1)
Arbitrage trading securities
Long Positions	$13,888
Short Positions	17,609
Available for sale securities (1)
Innodata common stock	661

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

Also effective January 1, 2008, the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Election of the fair value option is irrevocable and is applied on a contract-by-contract basis. The Company has elected not to apply the fair value option to its eligible financial assets and liabilities, and accordingly, the adoption of SFAS 159 had no financial statement impact.

Marketable securities consists of the following (in thousands):

	September 30,	December 31,
	2008	2007
Innodata - Available for sale securities - at market	$661	$1,372
Arbitrage trading securities - at market	13,888	7,209
Marketable securities	$14,549	$8,581
Arbitrage trading securities sold but not yet purchased – at market	$17,609	$5,060

The Company owns 254,272 shares of Innodata, a provider of digital content outsourcing services.  The Company carries the investment at $661,000, the market value at September 30, 2008. The difference between the cost of $269,000 and fair market value of these securities, net of $157,000 in deferred taxes, or $235,000 is classified as a component of accumulated other comprehensive income included in stockholders' equity as of September 30, 2008. The Company purchased 10,800 shares at a cost of $35,000 during the nine months ended September 30, 2008.  The Company sold 13,030 shares, received proceeds of $77,000 and recorded a gain of $65,000 during the nine months ended September 30, 2008. At December 31, 2007, the Company owned 256,502 shares of Innodata.  The Company carried the investment at $1,372,000, the market value at December 31, 2007. The difference between the cost of $246,000 and fair market value of these securities, net of $450,000 in deferred taxes, or $676,000 is classified as a component of accumulated other comprehensive income included in stockholders’ equity at December 31, 2007.

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

The Company also engages in options trading with a higher risk profile.   The Company's trading strategy consists of selling short deep out-of-the-money calls and puts.  These naked option positions (when there is no underlying security position held) are not hedged.  The investment strategy is to take advantage of options that have a very low probability of becoming “in-the-money.”  The Company seeks to earn the low premiums that these options are selling for, and expects that all or most of the options will end up expiring worthless.  To minimize risk, the Company limits its exposure to any one underlying stock and constantly monitors the option against the real time underlying stock price, and immediately seeks to cover its option position by buying/selling the underlying stock to protect against a larger loss.  From time to time, significant losses may result from option positions whose underlying stock price realized a sudden large increase or decrease. During October, 2008, the Company incurred a loss of approximately $600,000 in connection with this trading strategy.

As of September 30, 2008, trading securities had a long market value of $13,888,000 with a cost of $13,948,000, or a net unrealized loss of $60,000. Securities sold but not yet purchased, had a short market value of $17,609,000 with a cost/short proceeds of $17,678,000, or a net unrealized gain of $69,000.  The Company expects that its September 30, 2008 positions will be closed during the fourth quarter of 2008 and that other positions with the same strategy will be established.  The Company pledged its holdings in Innodata as collateral for its trading accounts.  In addition, the Company's Principal Stockholder, who served as its Chairman and CEO until his resignation on March 16, 2007 (referred to hereafter as “Principal Stockholder”), pledged approximately 3 million shares of his holdings in the Company's common stock as collateral for these accounts, of which 2.3 million shares were held as collateral as of September 30, 2008.  The Company is paying its Principal Stockholder at the rate of 2% per annum on the value of the collateral pledged.  Such payments aggregated $33,000 and $26,000 for the nine months and $10,000 and $5,000 for the three months ended September 30, 2008 and 2007, respectively.

The Company recognized gains from arbitrage trading of $1,247,000 and $1,271,000 for the nine months and $524,000 and $634,000 for the three months ended September 30, 2008 and 2007, respectively.

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

4.
The Company has a revolving line of credit up to a maximum of $3 million which bears interest at a per annum rate of 1.75% above the bank’s prime rate (7-3/4% at September 30, 2008) and is due on demand. The line expires in August, 2009, subject to automatic renewal. The note is collateralized by substantially all of the assets of Track Data Corporation. The Company may borrow up to 80% of eligible accounts receivable and is required to maintain a compensating cash balance of not less than 10% of the outstanding loan obligation and is required to comply with certain covenants.  There were no borrowings outstanding at September 30, 2008. Borrowings available under the line of credit at September 30, 2008 were $761,000 based on these formulas.

5.
Earnings (Loss) Per Share--Basic earnings (loss) per share is computed based on the weighted average number of common shares outstanding without consideration of potential common stock.  Diluted earnings (loss) per share is computed based on the weighted average number of common and potential dilutive common shares outstanding.  There was no effect on earnings per share as a result of potential dilution.  The calculation takes into account the shares that may be issued upon exercise of stock options, reduced by the shares that may be repurchased with the funds received from the exercise, based on the average price during the period.  For the three and nine months ended September 30, 2008, the Company had 433,000 stock options outstanding. For the three and nine months ended September 30, 2007, the Company had 685,000 stock options outstanding.  Outstanding options for the aforementioned periods were not included in the dilutive calculation because the effect on earnings (loss) per share is antidilutive.

Earnings (loss) per share (in thousands, except per share):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net income (loss)	$764	$(173)	$1,705	$(829)

Weighted average common shares outstanding	8,392	8,392	8,392	8,392
Dilutive effect of outstanding options	-	-	-	-
Adjusted for dilutive computation	8,392	8,392	8,392	8,392

Basic income (loss) per share	$.09	$(.02)	$.20	$(.10)

Diluted income (loss) per share	$.09	$(.02)	$.20	$(.10)

6.
At September 30, 2008, the Company had seven stock-based employee compensation plans of which there were outstanding awards exercisable into 433,000 shares of common stock. No stock-based employee compensation cost is reflected in the statement of operations, as there was no vesting of outstanding stock option awards in 2007 or 2008.  The Company is required pursuant to SFAS 123(R) “Share-Based Payments” to account for its options and other stock based awards at fair value.  Compensation expense is recognized over the service period of the award.

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

The accounting policies of the segments are the same as those described in Note A, Summary of Significant Accounting Policies in the Company’s financial statements for the year ended December 31, 2007 included in Form 10-K.  Segment data includes charges allocating corporate overhead to each segment.  The Company has not disclosed asset information by segment, as the information is not produced internally.  One market data customer of the Non-Professional Segment accounted for 10% of that segment’s revenues during the three and nine month periods ended September 30, 2008, respectively. Substantially all long-lived assets are located in the U.S.  The excess of the purchase price of acquired businesses over the fair value of net assets (“goodwill”) on the dates of acquisition amounts to $1,900,000, net of accumulated amortization of $2,494,000 as of September 30, 2008 and December 31, 2007. Goodwill is an asset of the non-professional market segment. The Company's business is predominantly in the U.S.  Revenues and net income (loss) from international operations are not material.

Information concerning operations in its business segments is as follows (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
Revenues
Professional Market	$3,728	$5,198	$11,295	$16,610
Non-Professional Market	4,414	3,312	12,378	9,234
Total Revenues	$8,142	$8,510	$23,673	$25,844

Arbitrage Trading – gain on sale
of marketable securities	$524	$634	$1,247	$1,271
Income (loss) before unallocated
amounts and income taxes:
Professional Market	$85	$(1,062)	$(440)	$(2,916)
Non-Professional Market	891	552	2,621	1,138
Arbitrage Trading (including interest)	467	387	1,111	905
Unallocated amounts:
Depreciation and amortization	(201)	(185)	(601)	(554)
Gain on sale of Innodata common stock	-	-	65	-
Interest income, net	32	18	86	45

Income (loss) before income taxes	$1,274	$(290)	$2,842	$(1,382)

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

The Company's customer securities activities are transacted on either a cash or margin basis.  In margin transactions, the clearing broker extends credit to the Company's customers, subject to various regulatory margin requirements, collateralized by cash and securities in the customers' accounts.  However, the Company is required to either obtain additional collateral or to sell the customer's position if such collateral is not forthcoming.  The Company is responsible for any losses on such margin loans, and has agreed to indemnify its clearing broker for losses that the clearing broker may sustain from the customer accounts introduced by the Company.  At September 30, 2008, the Company had $12 million in margin credit extended to its customers.  The Company believes it is unlikely it will have to make material payments under the indemnification agreement and has not provided any related liability in the condensed consolidated financial statements. There were no indemnifications paid by the Company under this agreement.

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

As of September 30, 2008, TDSC was required to maintain minimum net capital, in accordance with SEC rules, of approximately $1 million and had total net capital of $5,721,000, or approximately $4,721,000 in excess of minimum net capital requirements.

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

10.	Comprehensive income (loss) is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net income (loss)	$764	$(173)	$1,705	$(829)
Unrealized (loss) gain on marketable
securities-net of taxes	(31)	(25)	(407)	349
Reclassification adjustment for
loss on marketable securities
- net of taxes	-	-	(34)	-
Foreign currency translation adjustment	-	(2)	-	(3)
Comprehensive income (loss)	$733	$(200)	$1,264	$(483)

11.
The Company leases its executive office facilities in Brooklyn from a limited partnership owned by the Company’s Principal Stockholder and members of his family.  A lease effective October 1, 2007 provides for the Company to pay $657,000 per annum plus real estate taxes through September 30, 2009. The Company paid the partnership rent of $492,000 and $473,000 for the nine months ended September 30, 2008 and 2007, respectively.

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

13.
In May 2006, the Company purchased a non-dilutable 15% interest in SFB Market Systems, Inc. (“SFB”) for $150,000 cash.  SFB is a privately held company that provides an online centralized securities symbol management system and related equity and option information for updating and loading master files. The Company currently has a representative on SFB’s four member Board of Directors.  The Company accounts for its investment in SFB under the cost method, and is included in other assets in the balance sheet as of September 30, 2008 and December 31, 2007.

14.
In April 2006, the Company’s Principal Stockholder formed a private limited partnership of which he is the general partner for the purpose of operating a hedge fund for trading in certain options strategies. The Company has no financial interest in or commitments related to, the hedge fund. The hedge fund opened a trading account with the Company’s broker-dealer. The Company charged commissions to the hedge fund of $72,000 and $92,000 for the nine months and $34,000 and $41,000 for the three months ended September 30, 2008 and 2007, respectively.

15.
The Company had an employee savings program under which employees made deposits and received interest at the prime rate until the program was terminated and the balances distributed to the participants in February, 2008. As of December 31, 2007, the Company’s CEO/CFO had deposits in the program of $583,000 and received interest of $8,000 during the three months ended March 31, 2008.  Amounts due to employees under the program aggregated $770,000, which was included in other liabilities at December 31, 2007.

16.
In May, 2008, the Company made a non-interest bearing loan of $100,000, included in other assets, to a qualified charitable organization, which the Company’s Principal Stockholder is a member of its Board of Directors.  The loan is repayable in 25 consecutive equal monthly installments of $4,000 which repayments commenced in June, 2008.  The balance at September 30, 2008 was $84,000.

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

No liability for unrecognized tax benefits was required to be reported at December 31, 2007 or September 30, 2008.  The Company has identified its federal tax return and its state and city tax returns in New York as "major" tax jurisdictions, as defined.  The Company is also subject to filings in multiple other state and city jurisdictions.  Based on the Company's evaluation, it has concluded that there are no significant uncertain tax positions requiring recognition in the Company's financial statements.  The Company's evaluation was performed for tax years ended 2003 through 2007, the only periods subject to examination.  The Company believes that its income tax positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position. The Company's New York City tax returns for 2003 through 2005 are presently under audit. The outcome cannot be reasonably estimated at this time.

The Company's policy for recording interest and penalties associated with audits is to record such items as a component of income before income taxes.  Penalties are recorded in other expense and interest paid or received is recorded in interest expense or interest income, respectively, in the statement of operations.  For the year ended December 31, 2007 and the nine months ended September 30, 2008, penalties and interest related to the settlements of audits was insignificant.

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

The Company also engages in options trading with a higher risk profile.   The Company's trading strategy consists of selling short deep out-of-the-money calls and puts.  These naked option positions (where there is no underlying security position held) are not hedged.  The investment strategy is to take advantage of options that have a very low probability of becoming “in-the-money.”  The Company seeks to earn the low premiums that these options are selling for, and expects that all or most of the options will end up expiring worthless.  To minimize risk, the Company limits its exposure to any one underlying stock and constantly monitors the option against the real time underlying stock price, and immediately seeks to cover its option position by buying/selling the underlying stock to protect against a larger loss.  From time to time, significant losses may result from option positions whose underlying stock price realized a sudden large increase or decrease. During October, 2008, the Company incurred a loss of approximately $600,000 in connection with this trading strategy.

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

Results of Operations

Three Months Ended September 30, 2008 and 2007

Revenues for the three months ended September 30, 2008 and 2007 were $8,142,000 and $8,510,000, respectively, a decrease of 4%. The Company’s Professional Market segment had revenues for the three months ended September 30, 2008 and 2007 of $3,728,000 and $5,198,000, respectively, a decrease of 28% for this segment, principally due to the Company’s Track ECN, which revenues decreased approximately $1.1 million.  The Company’s Non-Professional Market segment had revenues of $4,414,000 and $3,312,000, respectively, for the three months ended September 30, 2008 and 2007, an increase of 33% for this segment, principally due to increased broker-dealer commissions of approximately $800,000.  ECN revenues were down significantly since the second half of 2007.  The Company cannot at this time determine when, or if, ECN revenues will return to previously higher levels. Further, commencing in March 2007 the SEC Regulation NMS required a change to lower pricing for stocks under $1.00 per share, and, in November 2007, the NSX reduced its payment rate on these securities, further reducing revenues in 2008 compared to 2007.

Direct operating costs were $5,074,000 for the three months ended September 30, 2008 and $6,470,000 for the similar period in 2007, a decrease of 22%.  Direct operating costs as a percentage of revenues were 62% in 2008 and 76% in 2007.  Without giving effect to unallocated depreciation, amortization expense and costs directly allocated to the Arbitrage segment, the Company’s Professional Market segment had $2,272,000 and $4,371,000 of direct costs for the three months ended September 30, 2008 and 2007, respectively, a decrease of 48%.  Direct operating costs as a percentage of revenues for the Professional segment were 61% in 2008 and 84% in 2007.  The dollar decrease in direct costs is due principally to the decrease in ECN rebates due to reduced ECN revenues. The Company’s Non-Professional Market segment had $2,550,000 and $1,882,000 in direct costs for the three months ended September 30, 2008 and 2007, respectively, an increase of 35%.  The dollar increase in direct costs is due principally to the increased broker-dealer commissions in 2008. Direct operating costs as a percentage of revenues for the Non-Professional segment were 58% in 2008 and 57% in 2007.  Certain direct operating costs are allocated to each segment based on revenues. Direct operating costs include direct payroll, direct telecommunication costs, computer supplies, depreciation, equipment lease expense and the amortization of software development costs, costs of clearing, back office payroll and other direct broker-dealer expenses and ECN customer commissions and clearing.

Selling and administrative expenses were $2,096,000 and $2,583,000 in the 2008 and 2007 periods, respectively, a decrease of 19%.  Selling and administrative expenses as a percentage of revenues were 26% in 2008 and 30% in 2007. Without giving effect to unallocated depreciation, amortization expense and costs directly allocated to the Arbitrage segment, selling and administrative expenses for the Professional Market segment were $1,232,000 and $1,774,000 in the 2008 and 2007 periods, respectively, a decrease of 31%.  The reduction in expenses was due principally to cost cutting measures instituted in the fourth quarter of 2007, including closing certain offices and across the board salary reductions. For the Professional Market segment selling and administrative expenses as a percentage of revenues were 33% in 2008 and 34% in 2007. Selling and administrative expenses for the Non-Professional segment were $849,000 and $786,000 in the 2008 and 2007 periods, respectively, an increase of 8%.  For the Non-Professional segment selling and administrative expense as a percentage of revenue was 19% in 2008 and 24% in 2007.  Certain selling and administrative expenses are allocated to each segment based on revenues.

The Professional Market segment realized income of $85,000 in 2008 compared to a loss of $1,062,000 in 2007 before unallocated amounts and income taxes.  The Non-Professional Market segment realized income of $891,000 in 2008 and $552,000 in 2007 before unallocated amounts and income taxes. The Arbitrage segment realized income of $467,000 in 2008 compared to $387,000 in 2007 before unallocated amounts and income taxes.

Net interest income in 2008 was $42,000 compared to net interest expense of $173,000 in 2007. The increase in interest income in 2008 is due principally to decreased levels of net margin debt in connection with the Company's arbitrage trading program.

As a result of the above-mentioned factors, the Company realized income before income taxes of $1,274,000 in the 2008 period compared to a loss before income taxes of $290,000 in the 2007 period.

The Company realized net income of $764,000 in 2008 compared to a net loss of $173,000 in 2007.

Nine Months Ended September 30, 2008 and 2007

Revenues for the nine months ended September 30, 2008 and 2007 were $23,673,000 and $25,844,000, respectively, a decrease of 8%.  The Company’s Professional Market segment had revenues for the nine months ended September 30, 2008 and 2007 of $11,295,000 and $16,610,000, respectively, a decrease of 32% for this segment.  The Company’s Non-Professional Market segment had revenues of $12,378,000 and $9,234,000, respectively, for the nine months ended September 30, 2008 and 2007, an increase of 34% for this segment, principally due to increased broker-dealer commissions.  The decrease in revenues was attributable to the Company’s Track ECN, revenues of which decreased approximately $3.8 million. ECN revenues were down significantly since the second half of 2007.  The Company cannot at this time determine when, or if, ECN revenues will return to previously higher levels. Further, commencing in March 2007 the SEC Regulation NMS required a change to lower pricing for stocks under $1.00 per share, and, in November 2007, the NSX reduced its payment rate on these securities, further reducing revenues in 2008 compared to 2007.  Market data revenues decreased approximately $500,000 in 2008 compared to 2007. Since 2001, the Company has experienced a decline in revenues from its market data services to the Professional Market segment due principally to staffing reductions in the securities industry, the use by customers of internally developed services, or lower priced services that are offered by the Company or other vendors.  This trend has continued in 2008. The declines in ECN and market data revenues were partially offset by an increase of $2.1 million in broker-dealer commissions, principally from the Non-Professional Market Segment.

Direct operating costs were $14,886,000 for the nine months ended September 30, 2008 and $19,603,000 for the similar period in 2007, a decrease of 24%.  Direct operating costs as a percentage of revenues were 63% in 2008 and 76% in 2007.  Without giving effect to unallocated depreciation, amortization expense and costs directly allocated to the Arbitrage segment, the Company’s Professional Market segment had $7,367,000 and $13,636,000 of direct costs for the nine months ended September 30, 2008 and 2007, respectively, a decrease of 46%.   Direct operating costs as a percentage of revenues for the Professional segment were 65% in 2008 and 82% in 2007.  The dollar decrease in direct costs is due principally to the decrease in ECN rebates due to reduced ECN revenues. The Company’s Non-Professional Market segment had $6,802,000 and $5,337,000 in direct costs for the nine months ended September 30, 2008 and 2007, respectively, an increase of 27%.  The dollar increase in direct costs is due principally to the increased broker-dealer commissions in 2008. Direct operating costs as a percentage of revenues for the Non-Professional segment were 55% in 2008 and 58% in 2007.  Certain direct operating costs are allocated to each segment based on revenues.

Selling and administrative expenses were $6,653,000 and $8,065,000 in the 2008 and 2007 periods, respectively, a decrease of 18%.  Selling and administrative expenses as a percentage of revenues were 28% in 2008 and 31% in 2007. Without giving effect to unallocated depreciation, amortization expense and costs directly allocated to the Arbitrage segment, selling and administrative expenses for the Professional Market segment were $4,000,000 and $5,511,000 in the 2008 and 2007 periods, respectively, a decrease of 27%.  The reduction in expenses was due principally to cost cutting measures instituted in the fourth quarter of 2007, including closing certain offices and across the board salary reductions. For the Professional Market segment selling and administrative expenses as a percentage of revenues were 35% in 2008 and 33% in 2007. Selling and administrative expenses for the Non-Professional segment were $2,607,000 and $2,485,000 in the 2008 and 2007 periods, respectively, an increase of 5%.  For the Non-Professional segment selling and administrative expense as a percentage of revenue was 21% in 2008 and 27% in 2007. Certain selling and administrative expenses are allocated to each segment based on revenues.

The Professional Market segment realized a loss of $440,000 in 2008 compared to a loss of $2,916,000 in 2007 before unallocated amounts and income taxes.  The Non-Professional Market segment realized income of $2,621,000 in 2008 and $1,138,000 in 2007 before unallocated amounts and income taxes. The Arbitrage segment realized income of $1,111,000 in 2008 compared to $905,000 in 2007 before unallocated amounts and income taxes.

In 2008, the Company recognized a gain of $65,000 from the sale of available-for-sale securities of Innodata.

Net interest income in 2008 was $112,000 compared to net interest expense of $175,000 in 2007. The decrease in interest expense in 2008 is due principally to decreased levels of net margin debt in connection with the Company's arbitrage trading program.

As a result of the above-mentioned factors, the Company realized income before income taxes of $2,842,000 in the 2008 period compared to a loss before income taxes of $1,382,000 in the 2007 period.

The Company realized net income of $1,705,000 in 2008 compared to a net loss of $829,000 in 2007.

Liquidity and Capital Resources

During the nine months ended September 30, 2008, cash provided by operating activities was $2,626,000 compared to cash used in operating activities of $138,000 in 2007.  The increase in 2008 was principally due to increased earnings of $2,534,000 and a net improvement of $230,000 in the changes in operating assets and liabilities. Cash flows used in investing activities was $209,000 in 2008 compared to $654,000 in 2007. The reduction in cash flows used in investing activities was principally due to reduced purchases of fixed assets. Cash used in financing activities was $782,000 in 2008 compared to $577,000 in 2007.  The change in 2008 was principally due to the repayment of employee savings upon the termination of an employee savings program.

The Company has a line of credit with a bank up to a maximum of $3 million.  The line is collateralized by the assets of the Company.  Interest is charged at 1.75% above the bank’s prime rate and is due on demand.  The line expires in August, 2009, subject to automatic renewal. The Company may borrow up to 80% of eligible market data service receivables as defined, and is required to maintain a compensating balance of 10% of the outstanding loans.  At September 30, 2008, the Company had no borrowings under the line.  Borrowings available on the line of credit at September 30, 2008 were $761,000 based on these formulas.

The Company has significant positions in stocks and options and receives significant proceeds from the sale of trading securities sold but not yet purchased under the arbitrage trading strategy described in Note 3 in the accompanying Notes to Condensed Consolidated Financial Statements.  The Company expects that its September 30, 2008 positions will be closed during the fourth quarter of 2008 and that other positions with the same strategy will be established.  The level of trading activity is partially dependent on the value of the shares of Track Data pledged by its Principal Stockholder, and Innodata common stock that is held as collateral.

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

Off Balance Sheet Risk

In connection with the Company's broker-dealer operations, certain customer securities activities are transacted on a margin basis.  The Company's clearing broker extends credit to the Company's customers, subject to various regulatory margin requirements, collateralized by cash and securities in the customers' accounts.  In the event of a decline in the market value of the securities in a margin account, the Company is required to either obtain additional collateral from the customer or to sell the customer's position if such collateral is not forthcoming.  The Company is responsible for any losses on such margin loans, and has agreed to indemnify its clearing broker for losses that the clearing broker may sustain from the customer accounts introduced by the Company.  The Company and its clearing broker seek to control the risks associated with customer activities by monitoring required margin levels daily and, pursuant to such guidelines, requiring the customer to deposit additional collateral or to reduce positions when necessary.  At September 30, 2008, the Company had $12 million in margin credit extended to its customers.  The Company’s margin loans in connection with Arbitrage trading were immaterial at September 30, 2008.  The Company believes it is unlikely it will have to make material payments under the indemnification agreement and has not recorded any related liability in the Consolidated Financial Statements.

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

   New Pronouncements

See Note 19 of the accompanying Condensed Consolidated Financial Statements.

Inflation and Seasonality

To date, inflation has not had a significant impact on the Company’s operations. The Company’s revenues are not affected by seasonality.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

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

An evaluation has been carried out under the supervision and with the participation of our management, including our Chief Executive Officer/Chief Financial Officer, of the effectiveness of the design and the operation of our "disclosure controls and procedures" (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2008 (“Evaluation Date”). Based on such evaluation, our Chief Executive Officer/Chief Financial Officer concluded that, as of the Evaluation Date, the disclosure controls and procedures are effective.

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

Changes in Internal Control over Financial Reporting

An Evaluation was performed under the supervision of the Company’s management, including the Chief Executive Officer/Chief Financial Officer, as requested under Exchange Act Rule 13a-15(d) and 15-d-15(d), of whether any change in the Company’s internal control over financial reporting occurred during the fiscal quarter ended September 30, 2008. Based on that evaluation, the Company’s management, including the Chief Executive Officer/Chief Financial Officer, concluded that no change in the Company’s internal controls over financial reporting occurred during the fiscal quarter ended September 30, 2008 that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

July, 2008

August, 2008

September, 2008

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

TRACK DATA CORPORATION

Date:	11/13/08	/s/ Martin Kaye
Martin Kaye
Chief Executive Officer
Principal Financial Officer

Exhibit 31

CERTIFICATION

I, Martin Kaye, certify that:

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

4.
I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a –15(f) and 15d-15(f)) for the registrant and have:

(a)
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this report is being prepared;

(b)
Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)
Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)
Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.
I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a)
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:	11/13/08	/s/ Martin Kaye
Martin Kaye, CEO and CFO
(principal executive and financial officer)

Exhibit 32

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Track Data Corporation on Form 10-Q for the nine months ended September 30, 2008 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Martin Kaye, Chief Executive Officer and Chief Financial Officer of the Company, certify, to the best of my knowledge, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.	the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Martin Kaye
Martin Kaye
Chief Executive Officer and Chief Financial Officer
November 13, 2008