Form 10-K
period 2008-12-31
TRACK DATA CORP
filed 2009-03-30
CIK 922811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑      Annual report pursuant to section 13 or 15(d) of the securities exchange act of 1934
For the fiscal year ended December 31, 2008

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
Large Accelerated Filer ☐          Accelerated Filer    ☐          Non-Accelerated Filer   ☐          Smaller Reporting Company ☑

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes  ☑ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant's most recently completed second fiscal quarter.  Based on the average bid and ask price of the Company's Common Stock on June 30, 2008 of $2.23 per share. $8,106,000

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

8,392,000 shares of common stock, $.01 par value, as of February 28, 2009.

DOCUMENTS INCORPORATED BY REFERENCE
[SEE INDEX TO EXHIBITS]

TABLE OF CONTENTS

PART I
ITEM 1.	BUSINESS	I-1
ITEM 1A	RISK FACTORS	I-9
ITEM 1B.	UNRESOLVED STAFF COMMENTS	I-9
ITEM 2.	PROPERTIES	I-9
ITEM 3.	LEGAL PROCEEDINGS	I-9
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	I-10
PART II
ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	II-1
ITEM 6.	SELECTED FINANCIAL DATA	II-2
ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	II-3
ITEM 8.	FINANCIAL STATEMENTS	II-11
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES	II-33
ITEM 9A(T).	CONTROLS AND PROCEDURES	II-33
PART III
ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	III-1
ITEM 11.	EXECUTIVE COMPENSATION	III-3
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT	III-7
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	III-8
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	III-9
PART IV
ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	IV-1

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

 ITEM 1.  BUSINESS

Track Data Corporation (the “Company”) is a Delaware corporation that was formed in 1981. The Company’s executive office is located at 95 Rockwell Place, Brooklyn, New York 11217. Its telephone number is 212-943-4555 or 718-522-7373.

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

MarkeTrack

MarkeTrack provides domestic and international market information, dynamically updating quotelines, options and futures displays, real-time spreadsheets, tick-by-tick updating graphics, news services and third-party databases, user-defined screen layouts, access to back-office order and execution services, and over 20 years of graphical price history. It allows users to calculate theoretical values of options and determine the most beneficial investment strategy through calculating returns on alternative investments, including options and futures. Service charges range between $250 and $600 per month per user. MarkeTrack currently serves approximately 600 customers in trading and institutional investment management positions. Customers include floor traders, block traders, market makers, OTC traders, options specialists, head traders, arbitrageurs and hedge fund managers.

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

Track ECN generally pays subscribers who add liquidity $.0022 per share on a monthly basis and charges $.0023 per share to market participants who take liquidity. With a spread between rebate and charge of $.0001 per share, the Company needs to handle a significant volume to achieve a material financial result.  Track ECN currently displays orders on the National Stock Exchange (NSX). In November, 2008, the NSX changed its pricing for accessing its order delivery system pursuant to which it no longer pays rebates for adding liquidity to its book.  As a result, Track ECN can only pay its subscribers for adding liquidity when there is an internal match on its own book.  This change resulted in further deterioration of the trading volume on the Track ECN.  The Company is presently exploring other venues for displaying its orders.  Until such time, there is no expectation of increasing volume of trading.

NewsWatch Service

The Company’s NewsWatch service includes a high-speed consolidated news ticker, including database access with full-text indexing and access to a variety of third-party databases. A typical installation is approximately $300/month per user at the 5-user level and is scaled down with increased users at a location.

Marketing

The Company markets MarkeTrack to the premium end of the trading markets. Typical customers are institutional sales people, arbitrageurs, market makers and traders.

MarkeTrack, proTrack, Track ECN, as well as the NewsWatch service, are marketed primarily through a dedicated sales force, including 4 full-time sales persons.  All services are sold directly, often as a result of on-site presentations and service demonstrations.

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

The Company offers its MarkeTrack service in a highly competitive market in which it competes with other distributors of financial and business information, many of which have substantially greater financial resources.  The Company competes, among other things, on the basis of the quality and reliability of its data, the speed of delivery and on the flexibility of its services. In the equity, options and futures trading segments, and the investment management segment, the Company’s competitors include Bloomberg Financial and Thomson/Reuters Group. To a lesser degree, these Company services compete with various trading/quotation applications provided by market makers and clearing firms.

The Company's proTrack service competes primarily with the Redi System offered by Goldman Sachs, Real-Tick offered by Lehman Brothers, Inc. and a proprietary system offered by Lava, Inc.   There are also many proprietary systems that offer one-stop trading and limited access to other destinations, as well as many other direct access trading systems.

The Track ECN competes with other ECNs that have substantially greater resources and have been operating for a longer period of time.  The Company's competitors, among others, are NYSE/ARCA, Nasdaq, DirectEdge and BATS.

The Company offers its NewsWatch service in a highly competitive market in which it competes with other distributors of news information, many of which have substantially greater financial resources. NewsWatch competes, among other things, on the basis of the quality and reliability of its data, the speed of delivery and on the flexibility of its services. NewsWatch's principal competitor is Acquire Media/News Edge.

B.	INTERNET-BASED ONLINE TRADING, MARKET DATA SERVICES, AND OTHER SERVICES TO THE NON-PROFESSIONAL INDIVIDUAL INVESTMENT COMMUNITY

Internet-Based Online Trading and Market Data Services

The Company offers internet-based online trading and market data services through its myTrack and myTrack Edge products.  myTrack and myTrack Edge offer trading of U.S.-based stocks, options and mutual funds, as well as stock index-based futures. The Company has targeted active traders and believes that myTrack and myTrack Pro are well suited to satisfy their requirements.  For those traders who are the most active and engage in day trading, the Company's myTrack Pro contains multi windows based features and enhancements that are designed to satisfy the needs of the hyperactive trader community.  Equity trades on myTrack, the Company’s web-based service, are currently offered at $5.00 per stock trade; options at $5.00 per trade plus $.50 per contract; and futures at $3.00 per contract.  Equity trades on myTrack Edge are currently offered at prices starting at $12.95 per trade, but volume trading rebates can result in trade costs as low as $8.20 per trade.  Futures are generally priced at $7.00 per contract.

myTrack Edge provides access to comprehensive information on stocks, options, indices, and news, including bid and ask prices, charts, research and other information for any listed or Nasdaq-traded stock and many OTC-BB stocks, as well as the ability to establish and track securities, cash, margin and buying power positions on a real-time basis. Real-time quotes, news, charting and technical analysis are currently available in various pay packages from $30 per month plus exchange fees to $115 per month (including Nasdaq Level II) plus exchange fees.  Volume trading can result in rebates equivalent to the service plan charges.

Other Internet-Based Market Data Services

AIQ Systems

AIQ Systems develops and markets artificial intelligence (AI) based stock market analysis and charting software for personal computers. By simulating the reasoning of top market technicians, AIQ’s “Expert Systems” delivers trading signals and valuable market insight, as well as state-of-the-art technical charting and screening capabilities.  Prices for AIQ products vary from $54 to $89 per month.

Dial/Data Service

Dial/Data is an Internet-based service that provides historical and end-of-day pricing data for U.S., Canadian and European exchange-traded equities and related instruments, futures, equity options, futures options, mutual funds, bonds, government issues, money markets and indexes. Customers who subscribe to Dial/Data pay a flat monthly rate that ranges from $54 to $74, depending on the type of data received.

Marketing

The Company markets myTrack and myTrack Edge by targeting active traders through advertisements.  The Company’s marketing efforts have included advertisements in financial and various other publications that have a demographic similar to myTrack’s and myTrack Edge’s target market.  The Company also promotes these services through Internet web site and banner advertisements, direct mailings and trade shows.  The Company has spent minimal amounts on advertising and has encouraged alliances with other companies to refer trading customers.

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

The Company believes its competition consists of large and small brokerage firms, utilizing the Internet to transact retail brokerage business.  Among these competitors are E*Trade Group, Inc., Trade Station Group, Inc., Charles Schwab & Co., Inc., Options Express and TD Ameritrade, Inc.  The Company also faces competition for customers from full-commission brokerage firms, as well as financial institutions and mutual funds.

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

Broker-dealers are subject to regulations covering all aspects of the securities business, including sales methods, trade practices among broker-dealers, use and safekeeping of clients' funds and securities, capital structure, record keeping and the conduct of directors, officers and employees.  Because of the number of complaints by online traders, the SEC, FINRA and other regulatory organizations may adopt more stringent regulations for online firms and their practices. If the Company fails to comply with any laws, rules or regulations, the Company could be censured, fined, or issued a cease-and-desist order, or TDSC and/or its officers and employees could be suspended or expelled.  The operations of TDSC are subject to reviews by regulators within its industry, which include the SEC, FINRA and various exchanges.  In the past, certain reviews have resulted in the Company incurring fines and required the Company to change certain of its internal control and operating procedures.  Ongoing and future reviews may result in the Company incurring additional fines and changes in its internal control and operating procedures.  Management does not expect any ongoing reviews to have a material affect on the Company's financial position or statement of operations.

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

As of December 31, 2008, TDSC was required to maintain minimum net capital, in accordance with SEC rules, of approximately $1 million and had total net capital of $4,998,000, or approximately $3,998,000 in excess of minimum net capital requirements.

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

Research, Development and Maintenance

The Company charges all costs incurred to establish the technological feasibility of a product or product enhancement, as well as correction of software bugs and minor enhancements to existing software applications, to research, development and maintenance expense. Research, development and maintenance expenses, included in direct operating costs, were approximately $75,000, $162,000 and $159,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

Employees

The Company employed approximately 115 persons on a full-time basis as of December 31, 2008. The Company believes that its relationship with its employees is satisfactory.

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

 ITEM 1A.  RISK FACTORS

Not required.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

 ITEM 2.  PROPERTIES

The Company’s executive offices are located at 95 Rockwell Place, Brooklyn, NY.  These offices are leased from a family partnership controlled by the Company’s Principal Stockholder.  The Company has a two-year lease expiring September 30, 2009. The annual rental of approximately 36,000 square feet is approximately $657,000 plus real estate taxes. The Company believes that the terms of this lease are at least as favorable to it as terms which it would have obtained in a comparable transaction with unaffiliated persons.

The Company maintained sales and/or service offices in Brooklyn, NY, Boston, MA, Philadelphia, PA and Dallas, TX with aggregate annual rentals of $732,000 in 2008. These leases expire at various dates through September 30, 2009.

The Company's facilities are fully utilized and are suitable and adequate for their purpose.

 ITEM 3.   LEGAL PROCEEDINGS

The Company is subject to legal proceedings and claims that arise in the ordinary course of its business.  In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the Company's financial position.

On June 14, 2005, the SEC filed a civil complaint against Barry Hertz, the Company’s Chairman and CEO at that time, in the U.S. District Court for the Eastern District of New York in Brooklyn alleging violations of various provisions of the federal securities laws in connection with certain transactions in Track Data stock owned by others. On March 16, 2007, Mr. Hertz reached a settlement with the SEC regarding these charges.   Mr. Hertz consented, without admitting or denying the allegations in the SECs complaint, to a permanent injunction from violations of Section 10(b) and 10b-5 of the Exchange Act and Section 17(a) of the Securities Act of 1933, a two-year bar from serving as an officer or director of a publicly traded company, a permanent bar from association with a broker or dealer, with the right to apply for reinstatement after a two-year period, and also agreed to pay approximately $136,000 in disgorgement, interest and civil penalties.  On March 16, 2007, Mr. Hertz resigned as Chairman and CEO of the Company.  In May, 2007, the Board of Directors agreed to reimburse Mr. Hertz under the indemnification provisions of Delaware law, $75,000 for the disgorgement and interest portion of the amounts paid to the SEC by him.  The Company from time to time is subject to informal inquiries and document requests from the SEC to review compliance with Mr. Hertz's association bar. As of March 16, 2009, the two-year officer or director bar expired.  Mr. Hertz has not applied for reinstatement, and termination of his association bar.

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting on December 11, 2008. The results of matters voted at that Meeting are presented below:

Election of Directors:
Nominee	For	Against	Withheld	Abstain
Abraham Biderman	7,636,351		313,139
Albert Drillick	7,323,032		626,458
E. Bruce Fredrikson	7,635,951		313,539
Martin Kaye	7,326,852		622,638
Philip Ort	7,631,211		318,279
Shaya Sofer	7,635,831		313,659
Stanley Stern	7,318,552		630,938
Appointment of Auditors:	7,701,133	66,280		182,076

PART II

 ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's Common Stock is quoted on the Nasdaq Global Market under the symbol "TRAC." On February 28, 2009, there were 218 stockholders of record of the Company's Common Stock based on information provided by the Company's transfer agent. Virtually all of the Company's publicly held shares are held in "street name" and the Company believes the actual number of beneficial holders of its Common Stock to be approximately 5,500.

The following table sets forth the high and low sales prices for the Company's Common Stock as reported on Nasdaq:

	Common Stock
	Sale Price

	High	Low

2007
First Quarter	$4.00	$3.10
Second Quarter	3.49	3.08
Third Quarter	3.15	2.30
Fourth Quarter	2.84	1.81

2008
First Quarter	$2.67	$1.45
Second Quarter	3.42	2.00
Third Quarter	2.43	1.60
Fourth Quarter	3.11	.78

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

October, 2008

November, 2008

December, 2008

Total	None		None	993,501

On November 1, 2005, the Board of Directors approved a buy back of up to 1,000,000 shares of the Company’s Common Stock in market or private negotiated transactions from time to time.

Equity Compensation Plans

See Item 12 for disclosures of the Company’s equity compensation plans.

 ITEM 6.  SELECTED FINANCIAL DATA

Year Ended December 31,	2008	2007	2006	2005	2004
	(in thousands, except earnings and dividends per share)
SERVICE FEES AND REVENUE
Market Data Services	$17,554	$18,648	$21,474	$23,175	$26,308
ECN Services	2,527	6,764	13,375	6,911	5,050
Broker-Dealer Commissions (includes $79 in 2008,
$125 in 2007 and $89 in 2006 from related party)	10,578	8,668	7,137	6,008	8,735
Total	30,659	34,080	41,986	36,094	40,093

COSTS, EXPENSES AND OTHER:
Direct operating costs	19,104	24,963	30,465	25,002	23,544
Selling and administrative expenses	9,051	10,575	10,986	12,485	13,815
Rent expense – related party	657	637	630	623	600
Marketing and advertising	297	247	200	274	414
Net gain on sale of investments in private companies		-	-	(412)	-
Gain on arbitrage trading	(775)	(2,114)	(1,013)	(819)	(1,512)
Gain on marketable securities-Innodata and Edgar Online	(65)	(344)	(1,777)	(1,067)	(5,887)
Impairment of goodwill	200	-	-	-	-
Interest (income) expense – net	(166)	291	(84)	223	305

Total	28,303	34,255	39,407	36,309	31,279

INCOME (LOSS) BEFORE INCOME TAXES	2,356	(175)	2,579	(215)	8,814

INCOME TAX PROVISION (BENEFIT)	1,015	(43)	1,030	(178)	3,614

NET INCOME (LOSS)	$1,341	$(132)	$1,549	$(37)	$5,200

BASIC AND DILUTED NET INCOME (LOSS)
PER SHARE	$.16	$(.02)	$.18	$(.00)	$.53

DIVIDENDS PER SHARE	$.00	$.00	$.00	$.00	$.05

WEIGHTED AVERAGE SHARES OUTSTANDING	8,392	8,392	8,382	9,221	9,732

ADJUSTED DILUTIVE SHARES OUTSTANDING	8,392	8,392	8,401	9,221	9,740

December 31,	2008	2007	2006	2005	2004
	(in thousands)
TOTAL ASSETS	$58,886	$32,953	$34,848	$36,207	$69,438
TOTAL LIABILITIES	35,267	10,219	12,415	14,658	42,570
STOCKHOLDERS’ EQUITY	23,619	22,734	22,433	21,549	26,868

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

Relevant Factors

The Company's Professional Market segment market data revenues experienced significant declines since 2001 from a combination of staffing reductions in the securities industry, the use by customers of internally developed services, or lower priced services offered by the Company or other vendors.  This trend has continued into 2009.  Track ECN currently displays its orders on the National Stock Exchange (NSX).  In November, 2008, the NSX changed its pricing for accessing its order delivery system pursuant to which it no longer pays rebates for adding liquidity to its book.  As a result, Track ECN can only pay its subscribers for adding liquidity when there is an internal match on its own book.  This change resulted in further deterioration of the trading volume on the Track ECN.  The Company is presently exploring other venues for displaying its orders.  Until such time, there is no expectation of increasing volume of trading.

The Non-Professional Market segment revenues have been inconsistent month to month, but grew overall in 2008. The Company is attempting to grow revenues in this segment, principally through marketing alliances and limited advertising to attract new customers, and by offering additional services to existing customers.  The Company presently offers trading of U.S. based stocks, options and e-mini futures.

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

Results of Operations

Years ended December 31, 2008 and 2007

Revenues for the year ended December 31, 2008 and 2007 were $30,659,000 and $34,080,000, respectively, a decrease of 10%.  The Company’s Professional Market segment had revenues for the year ended December 31, 2008 and 2007 of $14,525,000 and $20,803,000, respectively, a decrease of 30% for this segment.  The Company’s Non-Professional Market segment had revenues of $16,134,000 and $13,277,000, respectively, for the year ended December 31, 2008 and 2007, an increase of 22% for this segment, principally due to increased broker-dealer commissions.  The decrease in revenues in 2008 was primarily attributable to the Company’s Track ECN revenues which decreased approximately $4.2 million. ECN revenues were down significantly since the second half of 2007. In November, 2008, the NSX changed its pricing for accessing its order delivery system pursuant to which it no longer pays rebates for adding liquidity to its book.  As a result, Track ECN can only pay its subscribers for adding liquidity when there is an internal match on its own book.  This change resulted in further deterioration of the trading volume on the Track ECN.  The Company is presently exploring other venues for displaying its orders.  Until such time, there is no expectation of increasing volume of trading.  Market data revenues decreased approximately $1.1 million in 2008 compared to 2007. Since 2001, the Company has experienced a decline in revenues from its market data services to the Professional Market segment due principally to staffing reductions in the securities industry, the use by customers of internally developed services, or lower priced services that are offered by the Company or other vendors.  This trend has continued in 2009. The declines in ECN and market data revenues in 2008 were partially offset by an increase of approximately $2 million in broker-dealer commissions, principally from the Non-Professional Market Segment.

Direct operating costs were $19,104,000 for the year ended December 31, 2008 and $24,963,000 for the similar period in 2007, a decrease of 23%.  Direct operating costs as a percentage of revenues were 62% in 2008 and 73% in 2007.  Without giving effect to unallocated depreciation, amortization expense and costs directly allocated to the Arbitrage segment, the Company’s Professional Market segment had $9,036,000 and $16,568,000 of direct costs for the year ended December 31, 2008 and 2007, respectively, a decrease of 45%.   Direct operating costs as a percentage of revenues for the Professional segment were 63% in 2008 and 80% in 2007.  The dollar decrease in direct costs is due principally to the decrease in ECN rebates due to reduced ECN revenues. The Company’s Non-Professional Market segment had $9,197,000 and $7,598,000 in direct costs for the year ended December 31, 2008 and 2007, respectively, an increase of 21%.  The dollar increase in direct costs is due principally to the increased broker-dealer commissions in 2008. Direct operating costs as a percentage of revenues for the Non-Professional segment were 57% in 2008 and 2007.  Certain direct operating costs are allocated to each segment based on revenues. Direct operating costs include direct payroll, direct telecommunication costs, computer supplies, depreciation, equipment lease expense and the amortization of software development costs, costs of clearing, back office payroll and other direct broker-dealer expenses and ECN customer commissions and clearing.

Selling and administrative expenses were $9,051,000 and $10,575,000 in the 2008 and 2007 periods, respectively, a decrease of 14%.  Selling and administrative expenses as a percentage of revenues were 30% in 2008 and 31% in 2007. Without giving effect to unallocated depreciation, amortization expense and costs directly allocated to the Arbitrage segment, selling and administrative expenses for the Professional Market segment were $5,231,000 and $7,064,000 in the 2008 and 2007 periods, respectively, a decrease of 26%.  The reduction in expenses was due principally to cost cutting measures instituted in the fourth quarter of 2007, including closing certain offices and across the board salary reductions. For the Professional Market segment selling and administrative expenses as a percentage of revenues were 36% in 2008 and 34% in 2007. Selling and administrative expenses for the Non-Professional segment were $3,727,000 and $3,418,000 in the 2008 and 2007 periods, respectively, an increase of 9%.  For the Non-Professional segment selling and administrative expense as a percentage of revenue was 23% in 2008 and 26% in 2007. Certain selling and administrative expenses are allocated to each segment based on revenues.

The Professional Market segment realized a loss of $226,000 in 2008 compared to a loss of $3,320,000 in 2007 before unallocated amounts and income taxes.  The Non-Professional Market segment realized income of $2,739,000 in 2008 and $1,870,000 in 2007 before unallocated amounts and income taxes. The Arbitrage segment realized income of $641,000 in 2008 compared to $1,584,000 in 2007 before unallocated amounts and income taxes.

In 2008 and 2007, the Company recognized gains of $65,000 and $344,000 from the sale of available-for-sale securities of Innodata.

Net interest income in 2008 was $166,000 compared to net interest expense of $291,000 in 2007. The decrease in interest expense in 2008 is due principally to decreased levels of net margin debt in connection with the Company's arbitrage trading program.

In 2008, the Company recognized an impairment of goodwill charge of $200,000 in connection with a business division of its Non-Professional Market Segment.

 As a result of the above-mentioned factors, the Company realized income before income taxes of $2,356,000 in the 2008 period compared to a loss before income taxes of $175,000 in the 2007 period.

The Company’s effective tax rate was 43% in 2008 and 25% in 2007.  The lower rate in 2007 was due principally to non-taxable items and permanent differences.

The Company realized net income of $1,341,000 in 2008 compared to a net loss of $132,000 in 2007.

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

Liquidity and Capital Resources

During the year ended December 31, 2008, cash provided by operating activities was $3,179,000 compared to $181,000 in 2007.  The increase in 2008 was principally due to increased earnings of $1,593,000 and a net improvement of $1,405,000 in the changes in operating assets and liabilities. Cash flows used in investing activities was $518,000 in 2008 compared to $449,000 in 2007. The increase in cash flows used in investing activities was principally due to reduced purchases of fixed assets offset by reduced proceeds from sales of Innodata and Edgar Online common stock. Cash used in financing activities was $782,000 in 2008 compared to $962,000 in 2007.  The cash used in 2008 was principally used for the repayment of employee savings upon the termination of an employee savings program, which was less than the repayment of bank borrowings in 2007.

The Company has a line of credit with a bank up to a maximum of $3 million.  The line is collateralized by the assets of the Company. Interest is charged at 1.75% above the bank’s prime rate and is due on demand.  The line expires in August, 2009, subject to automatic renewal. The Company may borrow up to 80% of eligible market data service receivables as defined, and is required to maintain a compensating balance of 10% of the outstanding loans.  At December 31, 2008, the Company had no borrowings under the line.  Borrowings available on the line of credit at December 31, 2008 were $577,000 based on these formulas.

The Company has significant positions in stocks and options and receives significant proceeds from the sale of trading securities sold but not yet purchased under the arbitrage trading strategy described in Note C in the accompanying Notes to Consolidated Financial Statements.  The Company expects that its December 31, 2008 positions will be closed during the first quarter of 2009 and that other positions with the same strategy will be established.  The level of trading activity is partially dependent on the value of the shares of Track Data pledged by its Principal Stockholder, and Innodata common stock that is held as collateral.

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

The Company’s broker-dealer subsidiary, TDSC, is subject to a minimum net capital requirement of $1 million by FINRA.  TDSC operations are subject to reviews by regulators within its industry which include the SEC, FINRA and various exchanges.  In the past, certain reviews have resulted in the Company incurring fines (an estimated $260,000 in 2008 (actual amounts may differ from these estimates), of which $200,000 is accrued at December 31, 2008), and required the Company to change certain of its internal control and operating procedures.  Ongoing and future reviews may result in the Company incurring additional fines and changes in its internal control and operating procedures.  Management does not expect any ongoing reviews to have a material affect on the Company's financial position or statement of operations.

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

Off Balance Sheet Risk

In connection with the Company's broker-dealer operations, certain customer securities activities are transacted on a margin basis.  The Company's clearing broker extends credit to the Company's customers, subject to various regulatory margin requirements, collateralized by cash and securities in the customers' accounts.  In the event of a decline in the market value of the securities in a margin account, the Company is required to either obtain additional collateral from the customer or to sell the customer's position if such collateral is not forthcoming.  The Company is responsible for any losses on such margin loans, and has agreed to indemnify its clearing broker for losses that the clearing broker may sustain from the customer accounts introduced by the Company.  The Company and its clearing broker seek to control the risks associated with customer activities by monitoring required margin levels daily and, pursuant to such guidelines, requiring the customer to deposit additional collateral or to reduce positions when necessary.  At December 31, 2008, the Company had $5.8 million in margin credit extended to its customers.  The Company’s margin loans in connection with Arbitrage trading were immaterial at December 31, 2008.  The Company believes it is unlikely it will have to make material payments under the indemnification agreement and has not recorded any related liability in the Consolidated Financial Statements.

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

The Company classifies its investment in Innodata as available for sale securities.  The Company carries this investment at fair value, based on quoted market prices, and unrealized gains and losses, net of taxes, are included in accumulated other comprehensive income, which is reflected as a separate component of stockholders' equity.  Realized gains and losses are recognized in the consolidated statement of operations when realized.  The Company reviews its holdings on a regular basis to evaluate whether or not each security has experienced an other-than-temporary decline in fair value.  If the Company believes that an other-than-temporary decline exists in the marketable securities, the equity investments are written down to market value and an investment loss is recorded in the consolidated statement of operations.

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

New Pronouncements

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary (previously referred to as minority interests). SFAS 160 also requires that a retained noncontrolling interest upon the deconsolidation of a subsidiary be initially measured at its fair value. Upon adoption of SFAS 160, the Company would be required to report any noncontrolling interests as a separate component of stockholders’ equity. The Company would also be required to present any net income allocable to noncontrolling interests and net income attributable to the stockholders of the Company separately in its consolidated statements of operations. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 shall be applied prospectively. SFAS 160 would have an impact on the presentation and disclosure of the noncontrolling interests of any non wholly-owned businesses acquired in the future.

In December 2007, the FASB issued SFAS No. 141R,  “Business Combinations” (“SFAS 141R”), which replaces SFAS No. 141, “Business Combinations.” SFAS 141R establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including noncontrolling interests, contingent consideration, and certain acquired contingencies.  SFAS 141R also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination. SFAS 141R will be applicable prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141R would have an impact on accounting for any businesses acquired after the effective date of this pronouncement.

In December 2007, the SEC staff issued Staff Accounting Bulletin 110 (“SAB 110”), “Share-Based Payment,” which amends SAB 107, “Share-Based Payment,” to permit public companies, under certain circumstances, to use the simplified method in SAB 107 for employee option grants after December 31, 2007. Use of the simplified method after December 2007 is permitted only for companies whose historical data about their employees’ exercise behavior does not provide a reasonable basis for estimating the expected term of the options. The adoption of this pronouncement did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

On March 19, 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an Amendment of FASB Statement 133” (“SFAS 161”). SFAS 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”; and (c) derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. Specifically, SFAS 161 requires: disclosure of the objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation; disclosure of the fair values of derivative instruments and their gains and losses in a tabular format; information about credit-risk-related contingent features; and cross-reference from the derivative footnote to other footnotes in which derivative-related information is disclosed.  SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008.  The adoption of this pronouncement is not expected to have a material affect on the Company’s consolidated financial position, results of operations or cash flows.

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

We have audited the accompanying consolidated balance sheets of Track Data Corporation and Subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and comprehensive income and cash flows for each of the three years in the period ended December 31, 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Track Data Corporation and Subsidiaries as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008 in conformity with United States generally accepted accounting principles.

/S/ Marcum & Kliegman LLP

Melville, New York
March 26, 2009

Track Data Corporation and Subsidiaries
Consolidated Balance Sheets
December 31, 2008 and 2007
(in thousands, except share data)

	2008	2007

ASSETS

CASH AND EQUIVALENTS	$7,139	$5,275

ACCOUNTS RECEIVABLE – net of allowance for doubtful
accounts of $213 in 2008 and $227 in 2007	976	1,382

DUE FROM CLEARING BROKER	760	635

DUE FROM BROKER	42,029	12,258

MARKETABLE SECURITIES	3,616	8,581

FIXED ASSETS - at cost (net of accumulated depreciation and amortization)	1,818	2,093

EXCESS OF COST OVER NET ASSETS ACQUIRED – net	1,700	1,900

OTHER ASSETS	848	829

TOTAL	$58,886	$32,953

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Accounts payable and accrued expenses	$3,707	$3,540
Trading securities sold, but not yet purchased	30,896	5,060
Net deferred income tax liabilities	496	755
Other liabilities	168	864

Total liabilities	35,267	10,219

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock - $.01 par value; 60,000,000 shares
authorized; issued and outstanding –8,392,000 shares	84	84
Additional paid-in capital	10,183	10,183
Retained earnings	13,132	11,791
Accumulated other comprehensive income	220	676

Total stockholders’ equity	23,619	22,734

TOTAL	$58,886	$32,953

See notes to consolidated financial statements

Track Data Corporation and Subsidiaries
Consolidated Statements of Operations
Years Ended December 31, 2008, 2007 and 2006
(in thousands, except earnings per share)

	2008	2007	2006
SERVICE FEES AND REVENUE
Market Data Services	$17,554	$18,648	$21,474
ECN Services	2,527	6,764	13,375
Broker Dealer Commissions (includes $79 in 2008,
$125 in 2007 and $89 in 2006 from related party)	10,578	8,668	7,137
Total	30,659	34,080	41,986
COSTS, EXPENSES AND OTHER:
Direct operating costs (includes depreciation and amortization
of $667, $628 and $559 in 2008, 2007 and 2006, respectively)	19,104	24,963	30,465
Selling and administrative expenses (includes depreciation and amortization of $94, $94 and $100 in 2008, 2007
and 2006, respectively)	9,051	10,575	10,986
Rent expense – related party	657	637	630
Marketing and advertising	297	247	200
Gain on arbitrage trading	(775)	(2,114)	(1,013)
Gain on sale of marketable securities – Innodata and Edgar Online	(65)	(344)	(1,777)
Impairment of goodwill	200	-	-
Interest income	(372)	(445)	(430)
Interest expense	206	736	346

Total	28,303	34,255	39,407

INCOME (LOSS) BEFORE INCOME TAXES	2,356	(175)	2,579

INCOME TAX PROVISION (BENEFIT)	1,015	(43)	1,030

NET INCOME (LOSS)	$1,341	$(132)	$1,549

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE	$.16	$(.02)	$.18

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	8,392	8,392	8,382

ADJUSTED DILUTIVE SHARES OUTSTANDING	8,392	8,392	8,401

See notes to consolidated financial statements

Track Data Corporation and Subsidiaries
Consolidated Statements of Stockholders’ Equity and Comprehensive Income
Years Ended December 31, 2008, 2007 and 2006
(in thousands)

					Accumulated
	Number		Additional		Other	Stock-	Compre-
	of	Common	Paid-in	Retained	Comprehensive	holders’	hensive
	Shares	Stock	Capital	Earnings	Income	Equity	Income

BALANCE, JANUARY 1, 2006	8,380	$84	$10,136	$10,374	$955	$21,549

Net income				1,549		1,549	$1,549

Exercise of stock options	18		56			56

Purchase and retirement of
treasury stock	(6)		(20)			(20)

Tax effect of stock options
exercised			11			11

Reclassification adjustment
for gain on marketable
securities - net of taxes					(946)	(946)	(946)

Unrealized gain on marketable
securities - net of taxes					234	234	234

Comprehensive income							$837

BALANCE, DECEMBER 31, 2006	8,392	84	10,183	11,923	243	22,433

Net loss				(132)		(132)	$(132)

Reclassification adjustment
for gain on marketable
securities - net of taxes					(142)	(142)	(142)

Unrealized gain on marketable
securities - net of taxes					575	575	575

Comprehensive income							$301

BALANCE, DECEMBER 31, 2007	8,392	84	10,183	11,791	676	22,734

Net income				1,341		1,341	$1,341

Reclassification adjustment
for gain on marketable
securities - net of taxes					(34)	(34)	(34)

Unrealized loss on marketable
securities - net of taxes					(422)	(422)	(422)

Comprehensive income							$885

BALANCE, DECEMBER 31, 2008	8,392	$84	$10,183	$13,132	$220	$23,619

See notes to consolidated financial statements

Track Data Corporation and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31, 2008, 2007 and 2006
(in thousands)
	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,341	$(132)	$1,549
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization	761	722	659
Deferred taxes	45	(62)	43
Impairment of goodwill	200	-	-
Provision for doubtful accounts	-	-	33
Tax effect of stock options exercised and phantom shares	-	-	(11)
Loss on surrender of leases	-	36	-
Gain on sale of Innodata and Edgar Online common stock	(65)	(344)	(1,777)
Changes in operating assets and liabilities:
Accounts receivable and due from clearing broker	281	(245)	299
Due from broker	(29,771)	704	2,629
Marketable securities	4,229	818	(462)
Other assets	55	140	306
Accounts payable and accrued expenses	167	(388)	221
Trading securities sold, but not yet purchased	25,836	(1,042)	(2,121)
Other liabilities	100	(26)	(60)

Net cash provided by operating activities	3,179	181	1,308

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(488)	(869)	(1,031)
Investment in private companies	-	-	(150)
Purchase of Innodata common stock	(35)	-	-
Proceeds from sale of Innodata and Edgar Online common stock	77	420	1,787
Issuance of note receivable, net of repayments	(72)	-	-

Net cash (used in) provided by investing activities	(518)	(449)	606

CASH FLOWS FROM FINANCING ACTIVITIES:
Net payments on note payable – bank	-	(987)	(150)
Net (repayments) proceeds from contributions to employee savings program	(782)	25	233
Proceeds from exercise of stock options	-	-	56
Excess tax benefit from exercise of stock options	-	-	11
Purchase of treasury stock	-	-	(20)

Net cash (used in) provided by financing activities	(782)	(962)	130

EFFECT OF EXCHANGE RATE DIFFERENCES ON CASH	(15)	(3)	(5)

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	1,864	(1,233)	2,039

CASH AND EQUIVALENTS, BEGINNING OF YEAR	5,275	6,508	4,469

CASH AND EQUIVALENTS, END OF YEAR	$7,139	$5,275	$6,508

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for: Interest	$206	$737	$346
Income taxes	924	50	708
NON-CASH INVESTING ACTIVITIES
Retirement of treasury stock	$-	$-	$20

See notes to consolidated financial statements

Track Data Corporation and Subsidiaries
 Notes To Consolidated Financial Statements
Years Ended December 31, 2008, 2007 and 2006

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

Cash and Cash Equivalents--For financial statement purposes (including cash flows), the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less and money market funds to be cash equivalents. The Company’s cash and cash equivalents includes $500,000 of restricted cash on deposit with the Company’s clearing broker. The Company has cash balances in banks in excess of the maximum amount insured by the FDIC as of December 31, 2008.

Accounts Receivable--Accounts receivable, principally trade, are generally due within 30 days and are stated at amounts due from customers net of an allowance for doubtful accounts.  The Company continuously monitors agings, collections and payments from customers and a provision for estimated credit losses is maintained based upon its historical experience and any specific customer collection issues that have been identified.  While such credit losses have historically been within the Company’s expectation and the provisions established, the Company cannot guarantee that the same credit loss rates will be experienced in the future. The Company writes off accounts receivable when they become uncollectible.  The Company’s allowance for doubtful accounts was $213,000 and $227,000 at December 31, 2008 and 2007, respectively.  There have been no significant write offs during the years ended December 31, 2008, 2007 and 2006.

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

Software and Database Costs--Certain costs of internally developed software are capitalized and are amortized at the greater of the ratio that current gross revenues bear to the total of current and anticipated future gross revenues or the straight-line method, generally five years. Other software costs are amortized on a straight-line basis over their estimated useful lives, generally five years.  Costs incurred for internal use software in the preliminary project stage and for application maintenance are expensed.  Costs incurred for application development are capitalized.  Most costs are incurred for upgrades and enhancements that are constantly upgraded and changed with useful lives of less than one year.  Accordingly, these costs are expensed as incurred.  No development costs have been capitalized during the three years ended December 31, 2008.  Software and database costs, net of accumulated amortization, at December 31, 2008 and 2007 of $31,000 and $30,000, respectively, were included in other assets.  Database costs are amortized on a straight-line basis over their estimated useful lives of ten years. Amortization expense for the years ended December 31, 2008, 2007 and 2006 was approximately $9,000, $7,000 and $4,000, respectively.  At each balance sheet date, the unamortized capitalized costs of a computer software product is compared to the net realizable value of that product. The amount by which the unamortized capitalized costs of a computer software product exceed the net realizable value of that asset is written off. The net realizable value is the estimated future revenues from that product reduced by the estimated future costs of completing and disposing of that product, including the costs of performing maintenance and customer support required to satisfy the Company’s responsibility set forth at the time of sale. The reduced amount of capitalized computer software costs that have been written down to net realizable value at the close of an annual fiscal period is considered to be the costs for subsequent accounting purposes, and the amount of the write-down shall not be subsequently restored.

Long-lived Assets--In accordance with SFAS 142, "Goodwill and Other Intangible Assets," all intangible assets acquired that are obtained through contractual or legal right, or are capable of being separately sold, transferred, licensed, rented or exchanged are recognized as an asset apart from goodwill.  Goodwill and intangibles with indefinite lives are not subject to amortization, but are subject to at least an annual assessment for impairment by applying a fair value based test.  SFAS 142 requires that an impairment test for goodwill be performed in two steps, (i) determine impairment based upon fair value of a reporting unit as compared to its carrying value, and (ii) if there is an impairment, measure the impairment loss by comparing the implied fair value of goodwill with the carrying amount of goodwill.  The excess of the purchase price of acquired businesses over the fair value of net assets ("goodwill") on the dates of acquisition amounts to $1,700,000, net of accumulated amortization of $2,494,000 and a 2008 impairment charge of $200,000, at December 31, 2008, and $1,900,000, net of accumulated amortization of $2,494,000 at December 31, 2007.

The Non-Professional Segment is tested for impairment in the fourth quarter.  Due to a decline in operating profits and cash flows in the fourth quarter of 2008 and which decline is expected to continue in 2009, the earnings forecast for the next five years was revised.  In December 2008, a goodwill impairment loss of $200,000 was recognized in a division of the Non-Professional reporting segment. The fair value was estimated using the expected present value of future cash flows.

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

Foreign Currency Translation--The Company has a division which operates in a foreign country for which the functional currency is the British pound. Balance sheet accounts are translated at the exchange rates in effect at December 31, 2008 and 2007, and the income statement accounts are translated at the weighted average rates prevailing during the years ended December 31, 2008, 2007 and 2006. Unrealized foreign exchange gains and losses resulting from this translation are insignificant.

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

Income Taxes--Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future. Such deferred income tax asset and liability computations are based on enacted tax laws and rates applicable to periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized and are adjusted when conditions indicate that deferred assets will be realized.  Income tax expense (benefit) is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities (excluding charges related to comprehensive income items).

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

No liability for unrecognized tax benefits was required to be reported at December 31, 2008 and 2007.  The Company has identified its federal tax return and its state and city tax returns in New York as "major" tax jurisdictions, as defined.  The Company is also subject to filings in multiple other state and city jurisdictions.  Based on the Company's evaluation, it has concluded that there are no significant uncertain tax positions requiring recognition in the Company's financial statements.  The Company's evaluation was performed for tax years ended 2003 through 2008, the only periods subject to examination.  The Company believes that its income tax positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position. The Company's New York City tax returns for 2003 through 2005 are presently under audit. The outcome cannot be reasonably estimated at this time.

The Company's policy for recording interest and penalties associated with uncertain tax positions is to record such items as a component of income before income taxes.  Penalties are recorded in other expense and interest paid or received is recorded in interest expense or interest income, respectively, in the statement of operations.  For the years ended December 31, 2008 and 2007, penalties and interest related to the settlements of audits were insignificant.

Research, Development and Maintenance--The Company charges all costs incurred to establish the technological feasibility of a product or product enhancement, as well as correction of software bugs and minor enhancements to existing software applications, to research, development and maintenance expense. Research, development and maintenance expenses, included in direct operating costs, were approximately $75,000, $162,000 and $159,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

Marketing and Advertising--Marketing and advertising costs are charged to expense when incurred.  Marketing and advertising costs were approximately $297,000, $247,000 and $200,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

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

Fair Value of Financial Instruments—Through December 31, 2007, the Company estimated the fair value of financial instruments using available market information and other valuation methodologies in accordance with SFAS 107, “Disclosures About Fair Value of Financial Instruments.”

Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), for assets and liabilities measured at fair value on a recurring basis. SFAS 157 accomplishes the following key objectives:

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

The Company’s assets carried at fair value on a recurring basis at December 31, 2008 are as follows (in thousands):

Quoted Market Prices
in Active Markets
(Level 1)
Arbitrage trading securities
Long Positions	$2,980
Short Positions	30,896

Available for sale securities (1)
Innodata common stock	636

(1)  Available-for-sale securities are carried at fair value based on quoted market prices.

Certain financial instruments are carried at cost on the consolidated balance sheets, which approximates fair value due to their short-term, highly liquid nature. These instruments include cash and cash equivalents, accounts receivable, prepaid expenses, accounts payable and accrued expenses.

Unrealized gains and losses on available for sale securities are recorded as a separate component of other comprehensive income in the consolidated statements of stockholders’ equity and comprehensive income.

In February 2008, the FASB issued Staff Position 157-2 (“FSP 157-2”). FSP 157-2 permits delayed adoption of SFAS 157 for certain non-financial assets and liabilities, which are not recognized at fair value on a recurring basis, until fiscal years and interim periods beginning after November 15, 2008. As permitted by FSP 157-2, the Company has elected to delay the adoption of SFAS 157 for qualifying non-financial assets and liabilities, such as fixed assets, goodwill and intangible assets measured at fair value in an impairment assessment.  The effect of SFAS No. 157 on applicable non-financial assets and liabilities, when effective, is not expected to have a material effect on the financial statements.

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

Accounting for Stock Options--At December 31, 2008, the Company has seven stock-based employee compensation plans, which are described more fully in Note J.  No stock-based employee compensation cost is reflected in the statement of operations, as there was no vesting of outstanding stock option awards in 2008, 2007 and 2006.

The Company is required pursuant to SFAS 123(R), “Share-Based Payments,” to account for its options and other stock based awards at fair value.  No such awards were granted during the three years ended December 31, 2008.

New Pronouncements--In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary (previously referred to as minority interests). SFAS 160 also requires that a retained noncontrolling interest upon the deconsolidation of a subsidiary be initially measured at its fair value. Upon adoption of SFAS 160, the Company would be required to report any noncontrolling interests as a separate component of stockholders’ equity. The Company would also be required to present any net income allocable to noncontrolling interests and net income attributable to the stockholders of the Company separately in its consolidated statements of operations. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 shall be applied prospectively. SFAS 160 would have an impact on the presentation and disclosure of the noncontrolling interests of any non wholly-owned businesses acquired in the future.

In December 2007, the FASB issued SFAS No. 141R,  “Business Combinations” (“SFAS 141R”), which replaces SFAS No. 141, “Business Combinations.” SFAS 141R establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including noncontrolling interests, contingent consideration, and certain acquired contingencies.  SFAS 141R also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination. SFAS 141R will be applicable prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141R would have an impact on accounting for any businesses acquired after the effective date of this pronouncement.

In December 2007, the SEC staff issued Staff Accounting Bulletin 110 (“SAB 110”), “Share-Based Payment,” which amends SAB 107, “Share-Based Payment,” to permit public companies, under certain circumstances, to use the simplified method in SAB 107 for employee option grants after December 31, 2007. Use of the simplified method after December 2007 is permitted only for companies whose historical data about their employees’ exercise behavior does not provide a reasonable basis for estimating the expected term of the options. The adoption of this pronouncement did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

On March 19, 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an Amendment of FASB Statement 133” (“SFAS 161”). SFAS 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities;” and (c) derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. Specifically, SFAS 161 requires: disclosure of the objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation; disclosure of the fair values of derivative instruments and their gains and losses in a tabular format; information about credit-risk-related contingent features; and cross-reference from the derivative footnote to other footnotes in which derivative-related information is disclosed.  SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008.  The adoption of this pronouncement is not expected to have a material affect on the Company’ consolidated financial position, results of operations or cash flows.

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

B.  Fixed Assets

Fixed assets consist of the following at December 31, 2008 and 2007 (in thousands):

	2008	2007
Equipment	$6,413	$6,231
Telephone systems	1,018	804
Furniture and fixtures	392	368
Transportation equipment	104	70
Leasehold improvements	212	189
	8,139	7,662
Less accumulated depreciation
and amortization	6,321	5,569
Fixed assets - net	$1,818	$2,093

Depreciation and amortization expense for the years ended December 31, 2008, 2007 and 2006 was $752,000, $715,000 and $655,000, respectively.

C.           Marketable Securities

Marketable securities consists of the following (in thousands):

	December 31,
	2008	2007
Innodata - Available for sale securities - at market	$636	$1,372
Arbitrage trading securities - at market	2,980	7,209
Marketable securities	$3,616	$8,581
Arbitrage trading securities sold but not yet purchased – at market	$30,896	$5,060

During the year ended December 31, 2006, the Company sold its remaining 403,498 shares of Edgar Online, Inc. (“EOL”), an Internet-based supplier of business, financial and competitive intelligence derived from U.S. Securities and Exchange Commission data.  As a result, the Company received proceeds of $1,771,000 and recorded a gain of $1,766,000 during the year ended December 31, 2006.

The Company owns 254,272 shares of Innodata, a provider of digital content outsourcing services.  The Company carries the investment at $636,000, the market value at December 31, 2008. The difference between the cost of $269,000 and fair market value of these securities, net of $147,000 in deferred taxes, or $220,000 is classified as a component of accumulated other comprehensive income included in stockholders' equity as of December 31, 2008. The Company purchased 10,800 shares at a cost of $35,000 during the year ended December 31, 2008.  The Company sold 13,030 shares, received proceeds of $77,000 and recorded a gain of $65,000 during the year ended December 31, 2008.  At December 31, 2007, the Company owned 256,502 shares of Innodata.  The Company carried the investment at $1,372,000, the market value at December 31, 2007. The difference between the cost of $246,000 and fair market value of these securities, net of $450,000 in deferred taxes, or $676,000 is classified as a component of accumulated other comprehensive income included in stockholders' equity as of December 31, 2007. The Company sold 81,795 shares, received proceeds of $420,000 and recorded a gain of $344,000 during the year ended December 31, 2007. In addition, the Company purchased 399 shares during the year ended December 31, 2007. At December 31, 2006, the Company owned 337,898 shares of Innodata.  The Company sold 6,750 shares, received proceeds of $16,000 and recorded a gain of $11,000 during the year ended December 31, 2006. In addition, the Company purchased 100 shares during the year ended December 31, 2006. The Company carried the investment at $730,000, the market value at December 31, 2006. The difference between the cost of $324,000 and fair market value of these securities, net of $163,000 in deferred taxes, or $243,000 is classified as a component of accumulated other comprehensive income included in stockholders’ equity at December 31, 2006.

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

As of December 31, 2008, trading securities had a long market value of $2,980,000 with a cost of $3,108,000, or a net unrealized loss of $128,000.  Securities sold but not yet purchased, had a short market value of $30,896,000 with a cost/short proceeds of $31,030,000, or a net unrealized gain of $134,000.  The Company expects that its December 31, 2008 positions will be closed during the first quarter of 2009 and that other positions with the same strategy will be established.  The Company pledged its holdings in Innodata as collateral for its trading accounts.  In addition, the Company's Principal Stockholder, who served as its Chairman and CEO until his resignation on March 16, 2007 (referred to hereafter as “Principal Stockholder”), pledged approximately 3 million shares of his holdings in the Company's common stock as collateral for these accounts of which 2.3 million shares were held as collateral as of December 31, 2008.  The Company is paying its Principal Stockholder at the rate of 2% per annum on the value of the collateral pledged.  Such payments aggregated $39,000, $39,000 and $42,000, respectively, for the years ended December 31, 2008, 2007 and 2006, respectively.

The Company recognized gains from arbitrage trading of $775,000, $2,114,000 and $1,013,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

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

D.  Note Payable - Bank

The note payable - bank is a revolving line of credit up to a maximum of $3 million which bears interest at a per annum rate of 1.75% above the bank’s prime rate (5% at December 31, 2008) and is due on demand. The line expires in August, 2009, subject to automatic renewal. The note is collateralized by substantially all of the assets of Track Data Corporation. The Company may borrow up to 80% of eligible accounts receivable and is required to maintain a compensating cash balance of not less than 10% of the outstanding loan obligation and is required to comply with certain covenants.  There were no borrowings outstanding at December 31, 2008. Borrowings available under the line of credit at December 31, 2008 were $577,000 based on these formulas.

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

The accounting policies of the segments are the same as those described in Note A, Summary of Significant Accounting Policies.  Segment data includes charges allocating corporate overhead to each segment.  The Company has not disclosed asset information by segment, as the information is not produced internally.  One market data customer of the Non-professional segment accounted for 10% of that segment’s revenues during the year ended December 31, 2008.  Substantially all long-lived assets are located in the U.S.  The excess of the purchase price of acquired businesses over the fair value of net assets (“goodwill”) on the dates of acquisition amounts to $1,700,000, net of accumulated amortization of $2,494,000 and a 2008 impairment charge of $200,000, at December 31, 2008, and $1,900,000, net of accumulated amortization of $2,494,000 at December 31, 2007.  Goodwill is an asset of the non-professional market segment. The Company's business is predominantly in the U.S.  Revenues and net income (loss) from international operations are not material.

Information concerning operations in its business segments is as follows (in thousands):

Revenues	2008	2007	2006
Professional Market	$14,525	$20,803	$29,642
Non-Professional Market	16,134	13,277	12,344
Total Revenues	$30,659	$34,080	$41,986

Arbitrage Trading – Gain on sale of marketable securities	$775	$2,114	$1,013

(Loss) income before unallocated amounts and income taxes:
Professional Market	$(226)	$(3,320)	$(1,829)
Non-Professional Market	2,739	1,870	2,404
Arbitrage Trading (including interest)	641	1,584	843
Unallocated amounts:
Depreciation and amortization	(761)	(722)	(659)
Gain on sale of Innodata common stock	65	344	1,777
Impairment of goodwill	(200)	-	-
Interest income (expense)-net	98	69	43

Income (loss) before income taxes	$2,356	$(175)	$2,579

F.      Income Taxes

The components of the provision for (benefit from) income taxes are as follows (in thousands):

	2008	2007	2006
Federal:
Current	$746	$10	$712
Deferred	41	(56)	36
Total federal	787	(46)	748
State and local:
Current	224	9	275
Deferred	4	(6)	7
Total state and local	228	3	282
Provision for (benefit from) income taxes	$1,015	$(43)	$1,030

Reconciliation of the U.S. statutory rate with the Company's effective tax rate is summarized as follows:

	2008	2007	2006
Federal statutory rate	34.0%	(34.0)%	34.0%
State and local income taxes	6.3	3.4	7.0
Non-deductible penalties	2.9	10.0	-
Non taxable dividends	-	(12.7)	-
Other permanent differences	(.1)	8.7	(1.1)

Effective rate	43.1%	(24.6)%	39.9%

The components of the Company’s net deferred taxes are as follows (in thousands):

	2008	2007
Deferred tax assets:
Charitable contributions	$276	$249
Allowance for doubtful accounts	85	91
Other	123	117
	484	457
Deferred tax liabilities:
Unrealized gain on marketable securities	(199)	(509)
Accelerated depreciation	(781)	(703)
	(980)	(1,212)
Net deferred tax liability	$(496)	$(755)

G.  Commitments and Contingencies

Leases--The Company is obligated under various lease agreements covering office space and computer equipment which expire at various dates through 2010. The lease agreements for office space contain escalation clauses based principally on increases in real estate taxes, building maintenance and utility costs. A summary of  such commitments as of December 31, 2008 follows (in thousands):

	Operating Leases
Year Ending	Office	Computer
December 31,	Space	Equipment	Total

2009	$493,000	$22,000	$515,000
2010	-	22,000	22,000

Total	$493,000	$44,000	$537,000

Rent expense for the years ended December 31, 2008, 2007 and 2006 amounted to $732,000, $994,000 and $1,058,000 for office space and $44,000, $78,000 and $77,000 for computer equipment, respectively.

Included in the Company’s rent expense is a lease for its executive office facilities in Brooklyn which is leased from a limited partnership owned by the Company’s Principal Stockholder and members of his family.  The Company paid the partnership rent of $657,000 in 2008, $637,000 in 2007 and $630,000 in 2006.  The lease provides for the Company to pay $657,000 per annum plus real estate taxes through September 30, 2009.

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

The Company's customer securities activities are transacted on either a cash or margin basis.  In margin transactions, the clearing broker extends credit to the Company's customers, subject to various regulatory margin requirements, collateralized by cash and securities in the customers' accounts.  However, the Company is required to either obtain additional collateral or to sell the customer's position if such collateral is not forthcoming.  The Company is responsible for any losses on such margin loans, and has agreed to indemnify its clearing broker for losses that the clearing broker may sustain from the customer accounts introduced by the Company.  At December 31, 2008, the Company had $5.8 million in margin credit extended to its customers.  The Company believes it is unlikely it will have to make material payments under the indemnification agreement and has not recorded any related liability in the consolidated financial statements.  There were no indemnifications paid by the Company under this agreement.

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

As of December 31, 2008, TDSC was required to maintain minimum net capital, in accordance with SEC rules, of approximately $1 million and had total net capital of $4,998,000, or approximately $3,998,000 in excess of minimum net capital requirements.

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

The operations of TDSC are subject to reviews by regulators within its industry, which include the SEC, FINRA and various exchanges.  In the past, certain reviews have resulted in the Company incurring fines and required the Company to change certain of its internal control and operating procedures.  The Company was fined $50,000, which was accrued at December 31, 2007 and an estimated $260,000 in 2008 (actual amounts may differ from these estimates), $200,000 of which was accrued at December 31, 2008. Ongoing and future reviews may result in the Company incurring additional fines and changes in its internal control and operating procedures.  Management does not expect any ongoing reviews to have a material affect on the Company's financial position or results of operations.

Litigation--The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the Company's financial position or results of operations.

On June 14, 2005, the SEC filed a civil complaint against Barry Hertz, the Company’s Chairman and CEO at that time, in the U.S. District Court for the Eastern District of New York in Brooklyn alleging violations of various provisions of the federal securities laws in connection with certain transactions in the Company’s stock owned by others. Mr. Hertz reached a settlement with the SEC regarding these charges.   Mr. Hertz consented, without admitting or denying the allegations in the SECs complaint, to a permanent injunction from violations of Section 10(b) and 10b-5 of the Exchange Act and Section 17(a) of the Securities Act of 1933, a two-year bar from serving as an officer or director of a publicly traded company, a permanent bar from association with a broker or dealer, with the right to apply for reinstatement after a two-year period, and also agreed to pay approximately $136,000 in disgorgement, interest and civil penalties.  On March 16, 2007, Mr. Hertz resigned as Chairman and CEO of the Company.  In May, 2007, the Board of Directors agreed to reimburse Mr. Hertz under the indemnification provisions of Delaware law, $75,000 for the disgorgement and interest portion of the amounts paid to the SEC by him.  The Company from time to time is subject to informal inquiries and document requests from the SEC to review compliance with Mr. Hertz's association bar. As of March 16, 2009, the two-year officer or director bar expired.  Mr. Hertz has not applied for reinstatement and termination of his association bar.

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

H.  Savings Program

The Company had an employee savings program (terminated as of February 29, 2008) under which employees made deposits and received interest at the prime rate until the program was terminated and the balances distributed to the participants in February, 2008. As of December 31, 2007, the Company’s CEO/CFO had deposits in the program of $583,000.  He received interest of $8,000, $44,000 and $32,000 during the years ended December 31, 2008, 2007 and 2006, respectively.  Amounts due to employees under the program aggregated $770,000 at December 31, 2007, which was included in other liabilities.

I.      Capital Stock and Dividends

Common Stock--During the year ended December 31, 2006, the Company purchased 6,000 shares of its common stock at a cost of $20,000.

In November 2005, the Board of Directors authorized the buy-back of up to 1 million shares from time to time in open market or privately negotiated transactions. As of December 31, 2008, 6,000 shares had been repurchased under this program.

Dividends--No dividends were declared during the three years ended December 31, 2008, 2007 and 2006. The Board expects to consider future dividends, if any, based on such factors as the Company's earnings, financial condition, cash requirements, future prospects and other factors.

Preferred Stock--The Company is authorized to issue up to 5,000,000 shares of $.01 par value preferred stock. The Board of Directors is authorized to fix the terms, rights, preferences and limitations of the preferred stock and to issue the preferred stock in series which differ as to their relative terms, rights, preferences and limitations. No preferred shares have been issued.

Common Stock Reserved--At December 31, 2008, the Company reserved for issuance 1,432,000 shares of its common stock pursuant to the Company's Stock Option Plans.

J.      Stock Options

The Company adopted, with stockholder approval, the 1994, 1995, 1995 Disinterested Director, 1996, 1998, 2001 and 2002 Stock Option Plans (the “1994 Plan,” “1995 Plan,” “1995 DD Plan,” “1996 Plan,” “1998 Plan, ”  “2001 Plan” and the “2002 Plan”) which provided for the granting of options to purchase not more than an aggregate of 240,000, 400,000, 40,000, 640,000, 640,000, 560,000 and 500,000 shares of common stock, respectively, subject to adjustment under certain circumstances. Such options may be incentive stock options ("ISOs") within the meaning of the Internal Revenue Code of 1986, as amended, or options that do not qualify as ISOs ("Non-Qualified Options").  No options may be granted under the 1994 Plan after March 31, 2004, under the 1995 Plan and 1995 DD Plan after May 15, 2005, under the 1996 Plan after July 8, 2006, under the 1998 Plan after July 9, 2008, under the 2001 Plan after May 3, 2011 and under the 2002 Plan after May 2, 2012.  At December 31, 2008, the total options available for issuance under the plans were options to purchase 1,432,000 shares (431,000 currently outstanding and 1,001,000 available for future issuance).

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

The intrinsic value of options exercised in 2006 was $28,000.  No options were exercised in 2008 or 2007. No options vested during the three years ended December 31, 2008.

A summary of the Company's Stock Option Plans is as follows:

					Weighted
	Per Share				Average	Weighted		Weighted
	Range of				Remaining	Average		Average
	Exercise			Number	Contractual	Exercise	Number	Exercise
	Prices			Outstanding	Life (Years)	Price	Exercisable	Price

Balance 1/1/06	$3.00	-	3.05	202,650	5	$3.01	202,650	$3.01
	$5.00	-	6.25	240,300	2	$5.63	240,300	$5.63
	$7.50			816,960	3	$7.50	816,960	$7.50
				1,259,910			1,259,910
Canceled	$3.00	-	7.50	(555,320)	4	$7.47
Exercised	$3.00			(18,750)	4	$3.00
Balance 12/31/06	$3.00	-	3.05	182,500	4	$3.01	182,500	$3.01
	$5.00	-	6.25	234,510	1	$5.63	234,510	$5.63
	$7.50			268,830	2	$7.50	268,830	$7.50
				685,840		$5.67	685,840	$5.67
Canceled	$3.00	-	7.50	(14,290)	1	$5.81
Balance 12/31/07	$3.00	-	3.05	178,750	3	$3.01	178,750	$3.01
	$5.00	-	6.25	230,710	0	$5.63	230,710	$5.63
	$7.50			262,090	1	$7.50	262,090	$7.50
				671,550		$5.79	671,550	$5.79
Cancelled	$3.00	-	7.50	(240,420)	1	$5.59
Balance 12/31/08	$3.00	-	3.05	172,500	2	$3.01	172,500	$3.01
	$7.50			258,630	0	$7.50	258,630	$7.50
				431,130		$5.70	431,130	$5.70

All options have a life of five years and all are exercisable at December 31, 2008.  There was no intrinsic value of outstanding and exercisable options at December 31, 2008.

K.  Retirement Plan

The Company has a profit sharing plan, which qualifies, under Section 401(k) of the Internal Revenue Code. The plan covers substantially all employees who have completed six months of service. Company contributions to the plan are discretionary and vest at a rate of 20% after two years of service, and 20% each year thereafter until employees are fully vested after 6 years. Company contributions to the plan for the years ended December 31, 2008, 2007 and 2006, were approximately $22,000, $28,000 and $21,000, respectively.

L.   Investment in Private Companies

In May, 2006, the Company purchased a non-dilutable 15% interest in SFB Market Systems, Inc. (“SFB”) for $150,000 cash.  SFB is a privately held company that provides an online centralized securities symbol management system and related equity and option information for updating and loading of master files.  The Company currently has a representative on SFB’s four member Board of Directors.  The Company accounts for its investment in SFB under the cost method, and is included in other assets in the balance sheet as of December 31, 2008 and 2007.

M.	Related Party Transactions

In April 2006, the Company's Principal Stockholder formed a private limited partnership of which he is the general partner for the purpose of operating a hedge fund for trading in certain options strategies.  The Company has no financial interest in or commitments related to, the hedge fund.  The hedge fund opened a trading account with the Company's broker-dealer.  The Company charged commissions to the hedge fund totaling $79,000, $125,000 and $89,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

In May, 2008, the Company made a non-interest bearing loan of $100,000 to a qualified charitable organization, which the Company’s Principal Stockholder is a member of its Board of Directors.  The loan is repayable in 25 consecutive equal monthly installments of $4,000 which repayments commenced in June, 2008.  The balance, included in other assets, at December 31, 2008 was $72,000.

N.	Loss on Closing of Offices

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

O.	Income (Loss) Per Share (in thousands, except per share)

	Year Ended December 31
	2008	2007	2006
Net income (loss)	$1,341	$(132)	$1,549

Weighted average common shares outstanding	8,392	8,392	8,382
Dilutive effect of outstanding options	-	-	19
Adjusted for dilutive computation	8,392	8,392	8,401

Basic income (loss) per share	$.16	$(.02)	$.18

Diluted income (loss) per share	$.16	$(.02)	$.18

Diluted net income (loss) per share is based on the weighted average number of common and potential dilutive common shares outstanding.  The calculation takes into account the shares that may be issued upon exercise of stock options (Note J), reduced by the shares that may be repurchased with the funds received from the exercise, based on the average price during the year.  The calculation did not take into account options to purchase 431,000, 672,000 and 667,000 shares at December 31, 2008, 2007 and 2006, respectively, as they were antidilutive.

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

An evaluation has been carried out under the supervision and with the participation of our management, including our Chief Executive Officer/Chief Financial Officer, of the effectiveness of the design and the operation of our "disclosure controls and procedures" (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2008 (“Evaluation Date”). Based on such evaluation, our Chief Executive Officer/Chief Financial Officer concluded that, as of the Evaluation Date, the disclosure controls and procedures are effective.

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

Our management, under the supervision of and with the participation of the Chief Executive Officer/Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2008 based on criteria for effective control over financial reporting described in Internal Control – Integrated Framework issued by the COSO. Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

Changes in Internal Control over Financial Reporting

An evaluation was performed under the supervision of the Company’s management, including the Chief Executive Officer/Chief Financial Officer, as requested under Exchange Act Rule 13a-15(d) and 15-d-15(d), of whether any change in the Company’s internal control over financial reporting occurred during the fiscal quarter ended December 31, 2008. Based on that evaluation, the Company’s management, including the Chief Executive Officer/Chief Financial Officer, concluded that no change in the Company’s internal controls over financial reporting occurred during the fiscal quarter ended December 31, 2008 that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

 ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Officers and Directors

The officers and directors of the Company are as follows:

Name	Age	Position

Martin Kaye	61	Chief Executive Officer since March 16, 2007,
		Chief Financial Officer, Secretary and Director

Stanley Stern	58	Chief Compliance Officer, TDSC, Director

Albert Drillick	62	Senior Systems Analyst, Director

Abraham Biderman	60	Director

E. Bruce Fredrikson	70	Chairman of the Board since March 16, 2007

Philip Ort	59	Director

Shaya Sofer	59	Director

Key Employees are as follows:
Barry Hertz	58	Chief of Technology, served as Chairman of the Board
		and Chief Executive Officer until March 16, 2007

David Drillick	37	Chief Operating Officer, TDSC

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

Barry Hertz has served as Chief of Technology since March 16, 2007. Prior thereto he served as the Company's Chairman and Chief Executive Officer since its inception.  Mr. Hertz reached a settlement with the Securities and Exchange Commission ("SEC") regarding insider-trading charges.  Mr. Hertz consented, without admitting or denying the allegations in the SECs complaint, to a two-year bar from serving as an officer or director of a publicly traded company and a permanent bar from association with a broker or dealer, with the right to apply for reinstatement after a two-year period.  As of March 16, 2009 the officer or director bar expired.  Mr. Hertz has not applied for reinstatement and termination of his association bar.  He holds a Masters degree in Computer Science from New York University (1973) and a B.S. degree in Mathematics from Brooklyn College (1971).  Until his resignation in May 2001, Mr. Hertz also served as Chairman of Innodata Corporation ("Innodata"), a public company co-founded by Mr. Hertz, of which the Company was a Principal Stockholder, and which is a global outsourcing provider of Internet and on-line digital content services.

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

Compliance With Section 16(a) of the Securities Exchange Act of 1934

The Company believes that during the period from January 1, 2008 through December 31, 2008 all Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were complied with.

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
III-3

Base Salaries

In General.  We provide the opportunity for our named executive officers and other executives to earn a competitive annual base salary. We provide this opportunity to attract and retain an appropriate caliber of talent for the position, and to provide a base wage that is not subject to performance risk. We review base salaries for our named executive officers annually and increases are based on our performance and individual performance. The salary of our principal executive officer was set by our Board at $242,400 for 2009. Our Board also approved no increase in compensation for 2009 from the annual base salary rate from 2008 for Mr. Stern – $123,600; Mr. Hertz - $363,600; and Mr. Drillick – $166,000.

Total Compensation Comparison.   No options were awarded to executive officers in 2008 or 2007 and bonuses of $18,940 in 2008 and $15,000 in 2007 were awarded to Mr. Drillick. In 2008, bonuses of $6,060, $9,090 and $3,090 were awarded to Messrs. Kaye, Hertz and Stern, respectively.  Further, in 2008 and 2007 Messrs. Kaye, Stern and Hertz received long-term health care benefit insurance.

Annual Cash Incentives

In General.  There are no programs presently in place to provide the opportunity for our named executive officers and other executives to earn an annual cash incentive award. There are no specific individual performance goals for 2009 incentive awards, but the Board may exercise discretion and take into account individual and corporate performance in determining awards.

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

There were no option grants in 2008 or 2007 to our named executive officers.

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

Executive Benefits and Perquisites

We provide the opportunity for our named executive officers and other executives to receive certain perquisites and general health and welfare benefits. We also offer participation in our defined contribution 401(k) plan. We do not match employee contributions for executive officers under our 401(k) plan. We provide these benefits to provide an additional incentive for our executives and to remain competitive in the general marketplace for executive talent. For the last completed fiscal year, we provided the following personal benefits and perquisites to our named executive officers:  the Company pays a portion of medical insurance premiums, and, in 2008 and 2007, paid long term healthcare insurance for Messrs. Kaye, Stern and Hertz with premiums of $18,700, $12,300 and $13,100, respectively.

The following table sets forth information with respect to compensation paid by the Company for services during the years ended December 31, 2008 and 2007 to the Company's Chief Executive Officer and to the executive officers whose aggregate annual salary and bonus exceeded $100,000.

Summary Compensation Table
				All
	Fiscal	Annual		Other
Name and Position	Year	Salary	Bonus	Compensation		Total

Martin Kaye	2008	$242,400	$6,060	$18,700	(1)	$267,160
Chief Executive Officer since March 16, 2007,	2007	$287,850	-	$18,700	(1)	$306,550
Chief Financial Officer

Key Employees

Barry Hertz	2008	$363,600	$9,090	$13,100	(1)	$385,790
Chairman, CEO until his resignation on March 16, 2007	2007	$431,775	-	$88,100	(1)(2)	$519,875
Serves as Chief of Technology since that date

Stanley Stern	2008	$123,600	$3,090	$12,300	(1)	$138,990
Chief Compliance Officer of TDSC	2007	$146,875	-	$12,300	(1)	$159,175

David Drillick	2008	$157,700	$18,940	-		$176,640
Chief Operating Officer of TDSC	2007	$158,050	$15,000	-		$173,050

(1)	Long-term health care premiums
(2)	Includes $75,000 for officer/director indemnification paid in 2007.

There were no options awarded in 2008 or 2007. There are no employment agreements, stock appreciation rights, pension plans or long-term incentive plans or deferred compensation plans. No options were exercised in 2008 or 2007.

III-5

Outstanding Equity Awards at December 31, 2008

Name	Number of Securities Underlying Unexercised Options (1)	Option Exercise Price	Option Expiration Date
Martin Kaye	40,000	$7.50	03/11/09
	50,000	$3.00	12/27/10

Barry Hertz	100,000	$7.50	03/11/09

Stanley Stern	4,000	$7.50	03/11/09
	10,000	$3.00	12/27/10

David Drillick	4,000	$7.50	01/04/09
	10,000	$3.00	12/27/10

(1) All outstanding options are presently exercisable.

Directors Compensation Table

Name	Fees Earned or Paid in Cash	All Other Compensation	Total
E. Bruce Fredrikson	$30,000	$2,000	$32,000
Abraham Biderman	$15,000	$2,000	$17,000
Philip Ort	$15,000	$2,000	$17,000
Shaya Sofer	$15,000	$2,000	$17,000

E. Bruce Fredrikson, Chairman, is paid at the rate of $30,000 per annum. All other directors receive $15,000 per annum.  In addition, directors receive $500 for each meeting attended. At December 31, 2008 the aggregate number of outstanding options for each director is as follows: E. Bruce Fredrikson – 18,000; Abraham Biderman – 18,000; Philip Ort – 18,000; and Shaya Sofer – 18,000.

III-6

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of February 28, 2009, information regarding the beneficial ownership (as defined in Rule 13d-3 under the Securities Exchange Act of 1934) of the Company's Common Stock based upon the most recent information available to the Company for (i) each person known by the Company to own beneficially more than five (5%) percent of the Company's outstanding Common Stock, (ii) each of the Company's officers and directors and (iii) all officers and directors of the Company as a group.  Unless otherwise indicated, each stockholder's address is c/o the Company, 95 Rockwell Place, Brooklyn, New York 11217.

	Shares Owned Beneficially (1)
Name	No. of Shares	% of Class
Barry Hertz (2)	4,802,775	56.	6%

Martin Kaye (3)	97,680	1.	2%

Stanley Stern (4)	23,953	*

Albert Drillick (5)	33,380	*

Abraham Biderman (6)	18,000	*

E. Bruce Fredrikson (7)	23,600	*

Philip Ort (6)	18,000	*

Shaya Sofer (6)	18,000	*

All Officers and Directors as a Group
(seven persons)(8)	232,613	2.	7%
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

(2)
Consists of 3,557,906 shares owned by Mr. Hertz, 1,025,880 shares owned by Trusts established in the names of Mr. Hertz’s children, 18,989 shares held by a family LLC managed by Mr. Hertz who owns 8% of such LLC and 100,000 shares owned by Rockwell Fulton Partners, LP, a partnership of which Mr. Hertz is the general partner.  Mr. Hertz disclaims beneficial interest in shares owned by the Trust and 92% of the family LLC not owned by him. Also includes 100,000 shares issuable upon the exercise of presently exercisable options under the Company’s Stock Option Plans.

(3)	Consists of 7,680 shares owned of record and 90,000 shares issuable upon the exercise of presently exercisable options granted under the Company's Stock Option Plans.

(4)	Consists of 9,953 shares owned of record and 14,000 shares issuable upon the exercise of presently exercisable options granted under the Company's Stock Option Plans.

(5)
Consists of 30,220 shares owned of record jointly with his wife, 660 shares owned by a trust in the name of his child, and 2,500 shares issuable upon the exercise of presently exercisable options granted under the Company's Stock Option Plans.

(6)	Consists of shares issuable upon the exercise of presently exercisable options granted under the Company’s Stock Option Plans.

(7)	Consists of 5,600 shares owned of record and 18,000 shares issuable upon the exercise of presently exercisable options granted under the Company's Stock Option Plans.

(8)	Consists of 54,113 outstanding shares and 178,500 shares issuable upon exercise of options described in footnotes 3 through 7 above.

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

		At December 31, 2008

a)	Number of securities to be issued upon exercise of outstanding
	options	431,000

b)	Weighted-average exercise price of outstanding options	$5.70

c)	Number of securities remaining available for future issuance
	under equity compensation plans (excluding securities reflected
	in (a) above)	1,001,000

 ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company leases its executive office facilities in Brooklyn from a limited partnership owned by the Company’s Principal Stockholder and members of his family.  The Company paid the partnership rent of $657,000 and $637,000 for the years ended December 31, 2008 and 2007, respectively.  A two-year lease was entered as of October 1, 2007 at an annual rental of $657,000 plus real estate taxes.

In connection with the Company's arbitrage trading program, the Company's Principal Stockholder pledged approximately 3.0 million shares of his holdings of the Company's common stock as additional collateral for the arbitrage trading accounts, of which 2.3 million shares were held as collateral as of December 31, 2008.  The Company is paying its Principal Stockholder at the rate of 2% per annum on the value of the collateral pledged.  Such payments aggregated $39,000 and $39,000 for the years ended December 31, 2008 and 2007, respectively.

In April 2006, the Company's Principal Stockholder formed a private limited partnership of which he is the general partner for the purpose of operating a hedge fund for trading in certain options strategies.  The Company has no financial interest in or commitments related to, the hedge fund.  The hedge fund opened a trading account with the Company's broker-dealer.  The Company charged commissions to the hedge fund totaling $79,000 and  $125,000 for the years ended December 31, 2008 and 2007, respectively.

In May, 2008, the Company made a non-interest bearing loan of $100,000 to a qualified charitable organization, which the Company’s Principal Stockholder is a member of its Board of Directors.  The loan is repayable in 25 consecutive equal monthly installments of $4,000, which repayments commenced in June, 2008.  The balance at December 31, 2008 was $72,000.

The Company had an employee savings program under which employees made deposits and received interest at the prime rate. As of December 31, 2007, the Company’s Chief Financial Officer (also Chief Executive Officer since March 16, 2007) had deposits in the program of $583,000 and received interest of $8,000 and $44,000 during the years ended December 31, 2008 and 2007, respectively.  The savings program was terminated on February 29, 2008 and the outstanding balance was repaid.
III-8

On June 14, 2005, the SEC filed a civil complaint against Barry Hertz, the Company’s Chairman and CEO at that time alleging violations of various provisions of the federal securities laws in connection with certain transactions in the Company’s stock owned by others. Mr. Hertz reached a settlement with the SEC regarding these charges.   Mr. Hertz consented, without admitting or denying the allegations in the SECs complaint, to a permanent injunction from violations of Section 10(b) and 10b-5 of the Exchange Act and Section 17(a) of the Securities Act of 1933, a two-year bar from serving as an officer or director of a publicly traded company, a permanent bar from association with a broker or dealer, with the right to apply for reinstatement after a two-year period and also agreed to pay approximately $136,000 in disgorgement, interest and civil penalties.  In May, 2007, the Board of Directors agreed to reimburse Mr. Hertz under the indemnification provisions of Delaware law, $75,000 for the disgorgement and interest portion of the amounts paid to the SEC by him.

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

 ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees.
The audit fees for 2008 and 2007 were $168,000 and $164,000, respectively, for Marcum & Kliegman LLP.  All services provided by independent accountants were approved by the audit committee.

Audit Related Fees.
During the fiscal years 2008 and 2007, Marcum & Kliegman LLP did not render audit related services.

Tax Fees.
Tax fees consisted of representation on tax exams and preparation of tax returns. The fees were $30,000 in 2008 and $31,000 in 2007 for Marcum & Kliegman LLP.

All Other Fees.
During the fiscal years 2008 and 2007, Marcum & Kliegman LLP rendered no professional services other than Audit and Tax matters.

Audit Committee Pre-Approval Policies and Procedures.
The Audit Committee is directly and solely responsible for oversight, engagement and termination of any independent auditor employed by the Company for the purpose of preparing or issuing an audit report or related work.
III-9

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

III-10

PART IV

 ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	1.	Financial Statements. See Item 8. Index to Financial Statements.

	2.	Financial Statement Schedules. Not applicable

	3.	Exhibits	Description

		3.1	Certificate of Incorporation, as amended (1)
		3.2	By-Laws (1)
		4.2	Specimen of Common Stock certificate (1)
		10.1	1994 Stock Option Plan (1)
		10.2	Form of indemnity agreement with directors (1)
		10.3	Fully Disclosed Clearing Agreement with Penson Financial Services, Inc., dated October 13, 2000 (2)
		10.4	1995 Stock Option Plan (3)
		10.5	1995 Disinterested Directors’ Stock Option Plan (4)
		10.6	1996 Stock Option Plan (5)
		10.7	1998 Stock Option Plan (6)
		10.8	2001 Stock Option Plan (7)
		10.9	2002 Stock Option Plan (8)
		10.10	No Action Letter issued by Securities Exchange Commission dated June 28, 2006 to operate Track ECN (9)
		10.11	Lease with Hertz Investors Group L.P. (10)
		23	Consent of Marcum & Kliegman LLP filed herewith
		31	Certification of Martin Kaye pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
		32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

_ _ _ _ _ _ _ _ _ _ _ _ _ _ _
	(1)	Incorporated by reference to Exhibits 3.1, 3.2, 4.2, 10.3 and 10.4 to Form S-1 Registration Statement No. 33-78570.

	(2)	Incorporated by reference to Exhibit 10.3 to 10-K Annual Report for the year ended December 31, 2001

	(3)	Incorporated by reference to Exhibit A to Definitive Proxy for August 10, 1995, Annual Meeting of Stockholders

	(4)	Incorporated by reference to Exhibit B to Definitive Proxy for August 10, 1995, Annual Meeting of Stockholders

	(5)	Incorporated by reference to Appendix A to Definitive Proxy for November 7, 1996, Annual Meeting of Stockholders

	(6)	Incorporated by reference to Appendix A to Definitive Proxy for November 5, 1998, Annual Meeting of Stockholders

	(7)	Incorporated by reference to Appendix A to Definitive Proxy for November 1, 2001, Annual Meeting of Stockholders

	(8)	Incorporated by reference to Appendix A to Definitive Proxy for August 13, 2002, Annual Meeting of Stockholders

	(9)	Incorporated by reference to Exhibit 10.10 to 10-Q Quarterly Report for the six months ended June 30, 2006

	(10)	Incorporated by reference to Exhibit 10.11 to 10-K Annual Report for the year ended December 31, 2007.

IV - 1

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

Signature	Title	Date

/s/ Martin Kaye	Chief Executive Officer, Chief	March 26, 2009
Martin Kaye	Financial Officer, Secretary and Director
(principal Financial and Accounting Officer)

/s/ Stanley Stern	Director	March 26, 2009
Stanley Stern

/s/ Albert Drillick	Director	March 26, 2009
Albert Drillick

/s/ Abraham Biderman	Director	March 26, 2009
Abraham Biderman

/s/ E. Bruce Fredrikson	Director	March 26, 2009
E. Bruce Fredrikson

/s/ Philip Ort	Director	March 26, 2009
Philip Ort

/s/ Shaya Sofer	Director	March 26, 2009
Shaya Sofer