Form 10-Q
period 2009-03-31
TRACK DATA CORP
filed 2009-05-14
CIK 922811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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
Yes ☑                      No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such filings).   Yes ☐ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer ☐                  Accelerated Filer ☐                 Non-Accelerated Filer ☐      Smaller Reporting Company☑

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes  ☑ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of April 30, 2009 there were 8,392,000 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

See pages 1-14

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

See pages 15-21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

See page 22

Item 4T.	Controls and Procedures

See page 22

PART II. OTHER INFORMATION

See page 23

Track Data Corporation and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31,	December 31,
	2009	2008
	(unaudited)

ASSETS

CASH AND EQUIVALENTS	$6,879	$7,139

ACCOUNTS RECEIVABLE – net of allowance for doubtful
accounts of $168 in 2009 and $213 in 2008	1,090	976

DUE FROM CLEARING BROKER	944	760

DUE FROM BROKER	23,363	42,029

MARKETABLE SECURITIES	1,925	3,616

FIXED ASSETS - at cost (net of accumulated
depreciation and amortization)	1,740	1,818

EXCESS OF COST OVER NET ASSETS ACQUIRED – net	1,700	1,700

OTHER ASSETS	892	848

TOTAL	$38,533	$58,886

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Accounts payable and accrued expenses	$3,770	$3,707
Trading securities sold, but not yet purchased	10,297	30,896
Net deferred income tax liabilities	595	496
Other liabilities	108	168

Total liabilities	14,770	35,267

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock - $.01 par value; 60,000,000 shares
authorized; issued and outstanding –8,392,000 shares	84	84
Additional paid-in capital	10,183	10,183
Retained earnings	13,128	13,132
Accumulated other comprehensive income	368	220

Total stockholders’ equity	23,763	23,619

TOTAL	$38,533	$58,886

See notes to condensed consolidated financial statements

Track Data Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(in thousands, except earnings per share)
(unaudited)

	2009	2008

SERVICE FEES AND REVENUE
Market Data Services	$3,888	$4,536
ECN Services	322	778
Broker-Dealer Commissions (includes $5 in 2009 and
$20 in 2008 from related party)	2,409	2,456

Total	6,619	7,770

COSTS, EXPENSES AND OTHER:
Direct operating costs (includes depreciation and amortization
of $159 and $185 in 2009 and 2008, respectively)	4,220	5,043
Selling and administrative expenses (includes depreciation and
amortization of $25 and $16 in 2009 and 2008, respectively)	2,173	2,301
Rent expense – related party	164	164
Marketing and advertising	65	43
Loss (gain) on arbitrage trading	19	(371)
Gain on sale of marketable securities – Innodata	-	(65)
Interest income	(21)	(95)
Interest expense	6	99

Total	6,626	7,119

(LOSS) INCOME BEFORE INCOME TAXES	(7)	651

INCOME TAX (BENEFIT) PROVISION	(3)	261

NET (LOSS) INCOME	$(4)	$390

BASIC AND DILUTED NET (LOSS) INCOME PER SHARE	$.00	$.05

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	8,392	8,392

ADJUSTED DILUTIVE SHARES OUTSTANDING	8,392	8,392

See notes to condensed consolidated financial statements

Track Data Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
THREE MONTHS ENDED MARCH 31, 2009
 (in thousands)
(unaudited)

					Accumulated
	Number		Additional		Other	Stock-	Compre-
	of	Common	Paid-in	Retained	Comprehensive	holders’	hensive
	Shares	Stock	Capital	Earnings	Income	Equity	Income

BALANCE, JANUARY 1, 2009	8,392	$84	$10,183	$13,132	$220	$23,619

Net loss				(4)		(4)	$(4)

Unrealized gain on marketable
securities - net of taxes					148	148	148

Comprehensive income							$144

BALANCE, MARCH 31, 2009	8,392	$84	$10,183	$13,128	$368	$23,763

See notes to condensed consolidated financial statements

Track Data Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(in thousands)
(unaudited)

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(4)	$390
Adjustments to reconcile net (loss) income to net cash (used in)
provided by operating activities:
Depreciation and amortization	184	201
Gain on sale of Innodata common stock	-	(65)
Changes in operating assets and liabilities:
Accounts receivable and due from clearing broker	(298)	314
Due from broker	18,666	(10,196)
Marketable securities	1,937	2,210
Other assets	(58)	175
Accounts payable and accrued expenses	63	(60)
Trading securities sold, but not yet purchased	(20,599)	8,505
Other liabilities, including deferred income taxes	(57)	24

Net cash (used in) provided by operating activities	(166)	1,498

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(104)	(59)
Proceeds from sale of Innodata common stock	-	77
Repayments of note receivable	12	-

Net cash (used in) provided by investing activities	(92)	18

CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayments on loans from employees	-	(782)

Net cash used in financing activities	-	(782)

EFFECT OF EXCHANGE RATE DIFFERENCES ON CASH	(2)	-

NET (DECREASE) INCREASE IN CASH AND EQUIVALENTS	(260)	734

CASH AND EQUIVALENTS, BEGINNING OF PERIOD	7,139	5,275

CASH AND EQUIVALENTS, END OF PERIOD	$6,879	$6,009

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION INFORMATION:
Cash paid for:
Interest	$6	$99
Income taxes	20	2

See notes to condensed consolidated financial statements

Track Data Corporation and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(unaudited)

1.
In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position as of March 31, 2009, and the results of operations and cash flows for the three months ended March 31, 2009 and 2008.  The results of operations for the three months ended March 31, 2009 are not necessarily indicative of results that may be expected for any other interim period or for the full year.  The unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2008 included in the Company’s Annual Report on Form 10-K. The accounting policies used in preparing these financial statements are the same as those described in the December 31, 2008 financial statements.  The December 31, 2008 condensed balance sheet presented was derived from the audited financial statements.

2.
The Company charges all costs incurred to establish the technological feasibility of a product or product enhancement, as well as correction of software bugs and minor enhancements to existing software applications to research, development and maintenance expense. Research, development and maintenance expense included in direct operating costs, were approximately $18,000 and $18,000 for the three months ended March 31, 2009 and 2008, respectively.

3.
The Company applies Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”) to assets and liabilities measured at fair value on a recurring basis. SFAS 157 accomplishes the following key objectives:

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

The Company’s assets carried at fair value on a recurring basis are as follows (in thousands):

Quoted Market Prices
in Active Markets
(Level 1)

	March 31,	December 31,
	2009	2008
Arbitrage trading securities
Long Positions	$1,043	$2,980
Short Positions	10,297	30,896
Available for sale securities(1)
Innodata common stock	882	636

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

Marketable securities consists of the following (in thousands):

	March 31,	December 31,
	2009	2008
Innodata - Available for sale securities - at market	$882	$636
Arbitrage trading securities - at market	1,043	2,980
Marketable securities	$1,925	$3,616
Arbitrage trading securities sold but not yet purchased – at market	$10,297	$30,896

The Company owns 254,272 shares of Innodata, a provider of digital content outsourcing services.  The Company carries the investment at $882,000 the market value at March 31, 2009. The difference between the cost of $269,000 and fair market value of these securities, net of $245,000 in deferred taxes, or $368,000 is classified as a component of accumulated other comprehensive income included in stockholders' equity as of March 31, 2009.  At December 31, 2008, the Company owned 254,272 shares of Innodata.  The Company carried the investment at $636,000, the market value at December 31, 2008. The difference between the cost of $269,000 and fair market value of these securities, net of $147,000 in deferred taxes, or $220,000 is classified as a component of accumulated other comprehensive income included in stockholders' equity as of December 31, 2008. The Company sold 13,030 shares, received proceeds of $77,000 and recorded a gain of $65,000 during the three months ended March 31, 2008.

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

As of March 31, 2009, trading securities had a long market value of $1,043,000 with a cost of $1,081,000, or a net unrealized loss of $38,000.  Securities sold but not yet purchased, had a short market value of $10,297,000 with a cost/short proceeds of $10,361,000, or a net unrealized gain of $64,000.  The Company expects that its March 31, 2009 positions will be closed during the second quarter of 2009 and that other positions with the same strategy will be established.  The Company pledged its holdings in Innodata as collateral for its trading accounts.  In addition, the Company's Principal Stockholder pledged approximately 2.3 million shares of his holdings in the Company's common stock as collateral for these accounts.  The Company is paying its Principal Stockholder at the rate of 2% per annum on the value of the collateral pledged.  Such payments aggregated $5,000 and $10,000, respectively, for the three months ended March 31, 2009 and 2008, respectively.

The Company recognized a loss from arbitrage trading of $19,000 and a gain of $371,000 for the three months ended March 31, 2009 and 2008, respectively.

At December 31, 2008, trading securities had a long market value of $2,980,000 with a cost of $3,108,000, or a net unrealized loss of $128,000.  Securities sold but not yet purchased, had a short market value of $30,896,000 with a cost/short proceeds of $31,030,000, or a net unrealized gain of $134,000.

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

4.
The Company has a revolving line of credit up to a maximum of $3 million which bears interest at a per annum rate of 1.75% above the bank’s prime rate (3.25% at March 31, 2009) and is due on demand. The line expires in August, 2009, subject to automatic renewal. The note is collateralized by substantially all of the assets of Track Data Corporation. The Company may borrow up to 80% of eligible accounts receivable and is required to maintain a compensating cash balance of not less than 10% of the outstanding loan obligation and is required to comply with certain covenants.  There were no borrowings outstanding at March 31, 2009. Borrowings available under the line of credit at March 31, 2009 were $510,000 based on these formulas.

5.
Earnings (Loss) Per Share--Basic earnings (loss) per share is computed based on the weighted average number of common shares outstanding without consideration of potential common stock.  Diluted earnings (loss) per share is computed based on the weighted average number of common and potential dilutive common shares outstanding.  There was no affect on earnings per share as a result of potential dilution.  The calculation takes into account the shares that may be issued upon exercise of stock options, reduced by the shares that may be repurchased with the funds received from the exercise, based on the average price during the period.  For the three months ended March 31, 2009 and 2008, the Company had 172,000 and 433,000 stock options outstanding, respectively, that were not included in the dilutive calculation because the effect on earnings (loss) per share is antidilutive.

Earnings (loss) per share (in thousands, except per share):

	Three Months Ended March 31
	2009	2008
Net (loss) income	$(4)	$390

Weighted average common shares outstanding	8,392	8,392
Dilutive effect of outstanding options	-	-
Adjusted for dilutive computation	8,392	8,392

Basic (loss) income per share	$.00	$.05

Diluted (loss) income per share	$.00	$.05

6.
At March 31, 2009, the Company had seven stock-based employee compensation plans of which there were outstanding awards exercisable into 172,000 shares of common stock. No stock-based employee compensation cost is reflected in the statement of operations, as there was no vesting of outstanding stock option awards in 2008 or 2009.  The Company is required pursuant to SFAS 123(R) “Share-Based Payments” to account for its options and other stock based awards at fair value.  Compensation expense is recognized over the service period of the award.

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

The accounting policies of the segments are the same as those described in Note A, Summary of Significant Accounting Policies in the Company’s financial statements for the year ended December 31, 2008 included in Form 10-K.  Segment data includes charges allocating corporate overhead to each segment.  The Company has not disclosed asset information by segment, as the information is not produced internally.  One market data customer of the Non-professional segment accounted for 10% of that segment’s revenues during the three months ended March 31, 2009 and 2008.  Substantially all long-lived assets are located in the U.S. The excess of the purchase price of acquired business over the fair value of net assets (“goodwill”) on the dates of acquisition amounts to $1,700,000, net of accumulated amortization of $2,494,000 and a 2008 impairment charge of $200,000, at March 31, 2009 and December 31, 2008. Goodwill is an asset of the non-professional market segment. The Company's business is predominantly in the U.S.  Revenues and net income (loss) from international operations are not material.

Information concerning operations in its business segments is as follows (in thousands):

	Three Months Ended
	March 31,
Revenues	2009	2008
Professional Market	$2,936	$3,916
Non-Professional Market	3,683	3,854
Total Revenues	$6,619	$7,770

Arbitrage Trading – (Loss) gain on sale of marketable securities	$(19)	$371

(Loss) income before unallocated amounts and income taxes:
Professional Market	$(526)	$(167)
Non-Professional Market	738	630
Arbitrage Trading (including interest)	(36)	297
Unallocated amounts:
Depreciation and amortization	(184)	(201)
Gain on sale of Innodata and Edgar Online common stock	-	65
Interest income-net	1	27

(Loss) income before taxes	$(7)	$651

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

The Company's customer securities activities are transacted on either a cash or margin basis.  In margin transactions, the clearing broker extends credit to the Company's customers, subject to various regulatory margin requirements, collateralized by cash and securities in the customers' accounts.  However, the Company is required to either obtain additional collateral or to sell the customer's position if such collateral is not forthcoming.  The Company is responsible for any losses on such margin loans, and has agreed to indemnify its clearing broker for losses that the clearing broker may sustain from the customer accounts introduced by the Company.  At March 31, 2009, the Company had $4.2 million in margin credit extended to its customers.  The Company believes it is unlikely it will have to make material payments under the indemnification agreement and has not recorded any contingent liability in the condensed consolidated financial statements. There were no indemnifications paid by the Company under this agreement.

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

As of March 31, 2009, TDSC was required to maintain minimum net capital, in accordance with SEC rules, of approximately $1 million and had total net capital of $4,311,000, or approximately $3,311,000 in excess of minimum net capital requirements.

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

The operations of TDSC are subject to reviews by regulators within its industry, which include the SEC and FINRA. In the past, certain reviews have resulted in the Company incurring fines and required the Company to change certain of its internal controls and operating procedures. The Company was fined $260,000 in 2008, $175,000 and $200,000 of which was accrued at March 31, 2009 and December 31, 2008, respectively.  Ongoing and future reviews may result in the Company incurring additional fines and changes in its internal control and operating procedures. Management does not expect any ongoing reviews to have a material affect on the Company’s financial position or statement of operations.

10.	Comprehensive income (loss) is as follows (in thousands):

	Three Months Ended
	March 31,
	2009	2008
1Net (loss) income	$(4)	$390
Unrealized gain (loss) on marketable securities-net of taxes	148	(158)
Reclassification adjustment for loss on marketable securities -
net of taxes	-	(34)

Comprehensive income	$144	$198

11.
The Company leases its executive office facilities in Brooklyn from a limited partnership owned by the Company’s Principal Stockholder and members of his family.  A lease effective October 1, 2007 provides for the Company to pay $657,000 per annum plus real estate taxes through September 30, 2009. The Company paid the partnership rent of $164,000 for the three months ended March 31, 2009 and 2008, respectively.

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

13.
In May 2006, the Company purchased a non-dilutable 15% interest in SFB Market Systems, Inc. (“SFB”) for $150,000 cash.  SFB is a privately held company that provides an online centralized securities symbol management system and related equity and option information for updating and loading master files. The Company currently has a representative on SFB’s four member Board of Directors.  The Company accounts for its investment in SFB under the cost method, and is included in other assets in the balance sheet as of March 31, 2009 and December 31, 2008.

14.
In April 2006, the Company’s Principal Stockholder formed a private limited partnership of which he is the general partner for the purpose of operating a hedge fund for trading in certain options strategies. The Company has no financial interest in or commitments related to, the hedge fund. The hedge fund opened a trading account with the Company’s broker-dealer. The Company charged commissions to the hedge fund of $5,000 and $20,000 for the three months ended March 31, 2009 and 2008, respectively.

In May, 2008, the Company made a non-interest bearing loan of $100,000 to a qualified charitable organization, which the Company’s Principal Stockholder is a member of its Board of Directors.  The loan is repayable in 25 consecutive equal monthly installments of $4,000 which repayments commenced in June, 2008.  The balance, included in other assets, at December 31, 2008 was $72,000, and at March 31, 2009 was $60,000.

15.
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

The Company's policy for recording interest and penalties associated with audits is to record such items as a component of income before income taxes.  Penalties are recorded in other expense and interest paid or received is recorded in interest expense or interest income, respectively, in the statement of operations.  For the year ended December 31, 2008 and the three months ended March 31, 2009, penalties and interest related to the settlements of audits was insignificant.

16.
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

17.	Subsequent Events

a.
On April 20, 2009 the Board of Directors authorized a one for four reverse stock split, which was consented to by the Company's principal stockholder and certain family trusts.  The stock split is expected to become effective on May 27, 2009.

b.
On May 4, 2009, the Company, Barry Hertz, its Principal Stockholder, Silver Polish LLC (“SPLLC”), a New Jersey limited liability company of which Mr. Hertz is the general manager, and another unrelated individual, entered into an agreement with  Sovereign Bank (“Sovereign”), pursuant to which SPLLC will purchase the note and mortgage on a real estate development known as Sterling Place, located in Lakewood, New Jersey. The mortgage is currently in default and is the subject of a foreclosure proceeding by Sovereign which Sovereign has agreed to assign to SPLLC.  The total purchase price is $8.8 million, of which $5 million has been paid to Sovereign by SPLLC and $3.8 million of which is payable in November 2009 and is evidenced by a promissory note payable by SPLLC, on which the Company, Mr. Hertz and the other party to the Agreement are jointly and severally liable.

The Company has invested $3 million in SPLLC and an aggregate of $2 million has been invested by Mr. Hertz, a limited partnership of which Mr. Hertz is the general partner, and certain other persons.  The agreement among the SPLLC investors provides for the investors to first recover their investments, and that from any profits above such investments, an unrelated construction manager will be paid a fee of 15 to 25% of such profits, depending on the amount of the profits realized.  In addition, in the event the investors receive a return of at least 20% after payment of the construction manager fee, Mr. Hertz will receive a syndication fee of up to 15% providing that after such payment to Mr. Hertz the investors still receive at least a 20% return on their investment.

SPLLC intends to pay the note to Sovereign from the proceeds of sales of the unfinished homes in the development, many of which have been substantially completed.  To the extent that there are not sufficient sale proceeds to pay the note in full by its maturity date SPLLC will be required to pay off the balance of the note or forfeit the initial $5 million paid to Sovereign.

In addition, the agreement with Sovereign requires the replacement with an alternative surety of a standby letter of credit issued by Sovereign to the municipality to assure completion of certain site improvements. If such alternative surety acceptable to the municipality is not arranged by June 15, 2009 or under certain circumstances, July 15, 2009, SPLLC will be liable to pay the Bank an additional $543,000. This obligation is also evidenced by the promissory note referred to above, the aggregate amount of such note being $4.3 million. It is expected that a performance bond will be provided in lieu of such standby letter of credit.  If a performance bond is not acceptable to the municipality, it is expected that SPLLC will obtain a letter of credit, in which case it may be required to place a back to back deposit at the bank providing such letter of credit.

SPLLC will be consolidated in the Company’s financial statements in future periods.

18.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary (previously referred to as minority interests). SFAS 160 also requires that a retained noncontrolling interest upon the deconsolidation of a subsidiary be initially measured at its fair value. Upon adoption of SFAS 160, the Company is required to report any noncontrolling interests as a separate component of stockholders’ equity. The Company is also required to present any net income allocable to noncontrolling interests and net income attributable to the stockholders of the Company separately in its consolidated statements of operations. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 shall be applied prospectively. The adoption of SFAS 160 would have an impact on the presentation and disclosure of the noncontrolling interests of any non wholly-owned businesses acquired in the future.

In December 2007, the FASB issued SFAS No. 141R,  “Business Combinations” (“SFAS 141R”), which replaces SFAS No. 141, “Business Combinations.” SFAS 141R establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including noncontrolling interests, contingent consideration, and certain acquired contingencies.  SFAS 141R also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination. SFAS 141R will be applicable prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of SFAS 141R would have an impact on accounting for any businesses acquired after the effective date of this pronouncement.

In September 2008, the EITF issued EITF issue no. 08-06 (“EITF 08-6”), “Equity Method Investment Accounting Considerations.” EITF 08-6 requires that the initial carrying value of an equity method investment should be based on the cost accumulation model described in SFAS No. 141(R), “Business Combinations.” EITF 08-6 also concluded that an equity method investor (1) should not separately test an investee’s underlying indefinite-life intangible assets for impairment, (2) should account for an investee’s share as if the equity method investor sold a proportionate share of its investment and (3) should continue applying the guidance of APB Opinion No. 18, “The Equity Method of Accounting for Investors of Common Stock,” upon a change in the investor’s accounting from the equity to the cost method. EITF 08-6 is effective on a prospective basis in fiscal years beginning on or after December 15, 2008 including interim periods within those fiscal years.  The adoption of EITF 08-6 did not have an impact on the Company’s condensed consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position (“FSP”) FAS 107-1 and APB 28-1 “Interim Disclosures about Fair Value of Financial Instruments.” The objective of this FSP is to require public companies to disclose information relating to fair value of financial instruments for interim and annual reporting periods.  This FSP will require additional disclosure for all financial instruments for which it is practicable to estimate fair value, including the fair value and carrying value and the significant assumptions used to estimate the fair value of these financial instruments. FSP 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009 on a prospective basis with comparative disclosures only for periods after initial adoption. The Company is currently evaluating the impact of adopting FAS 107-1 and APB 28-1 on its condensed consolidated financial statements.

In April 2009, the FASB released (FSP) FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than Temporary Impairments.” This FSP amends the other-than-temporary impairment (“OTTI”) guidance for debt securities by establishing new criteria for the recognition of OTTI on debt securities and also requiring additional disclosure of OTTI on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP FAS115-2 and FSP FAS 124-2 is effective for interim and annual periods ending after June 15, 2009. The Company does not expect the implementation of the FSP to materially affect its condensed consolidated financial statements.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.”  This FSP provides additional guidance on determining fair value when the volume and level of activity for a level 2 or level 3 asset or liability have significantly decreased when compared with normal market activity for that asset or liability (or similar assets or liabilities). This FSP amends FAS 157 to require companies to disclose in interim and annual periods the inputs and valuation technique(s) used to measure fair value and changes in valuation techniques and related inputs if applicable.  Additionally, this FSP requires disclosure of major equity and debt security types of described in paragraph 19 of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and SFAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” for all equity and debt securities measured at fair value even if these securities are not within the scope of SFAS No. 115. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009 on a prospective basis with comparative disclosures only for periods after initial adoption. The Company is currently evaluating the impact of adopting FSP 157-4 on its condensed consolidated financial statements.

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

Results of Operations

Three Months Ended March 31, 2009 and 2008

Revenues for the three months ended March 31, 2009 and 2008 were $6,619,000 and $7,770,000, respectively, a decrease of 15%. The Company’s Professional Market segment had revenues for the three months ended March 31, 2009 and 2008 of $2,936,000 and $3,916,000, respectively, a decrease of 25% for this segment.  The Company’s Non-Professional Market segment had revenues of $3,683,000 and $3,854,000, respectively, for the three months ended March 31, 2009 and 2008, a decrease of 4% for this segment.  The Company’s Track ECN revenues decreased approximately $450,000. In November, 2008, the NSX changed its pricing for accessing its order delivery system pursuant to which it no longer pays rebates for adding liquidity to its book.  As a result, Track ECN can only pay its subscribers for adding liquidity when there is an internal match on its own book.  This change resulted in further deterioration of the trading volume of the Track ECN. The Company is presently exploring other venues for displaying its orders. Until such time, there is no expectation of increasing volume of trading. Market data revenues decreased approximately $650,000 in 2009 compared to 2008. Since 2001, the Company has experienced a decline in revenues from its market data services to the Professional Market segment due principally to staffing reductions in the securities industry, the use by customers of internally developed services, or lower priced services that are offered by the Company or other vendors.  This trend has continued in 2009, negatively impacting revenues and profits.

Direct operating costs were $4,220,000 for the three months ended March 31, 2009 and $5,043,000 for the similar period in 2008, a decrease of 16%.  Direct operating costs as a percentage of revenues were 64% in 2009 and 65% in 2008.  Without giving effect to unallocated depreciation, amortization expense and costs directly allocated to the Arbitrage segment, the Company’s Professional Market segment had $2,070,000 and $2,648,000 of direct costs for the three months ended March 31, 2009 and 2008, respectively, a decrease of 22%.   Direct operating costs as a percentage of revenues for the Professional segment were 71% in 2009 and 68% in 2008.  The dollar decrease in direct costs is due principally to the decrease in ECN rebates due to reduced ECN revenues. The Company’s Non-Professional Market segment had $1,959,000 and $2,168,000 in direct costs for the three months ended March 31, 2009 and 2008, respectively, a decrease of 10%.  Direct operating costs as a percentage of revenues for the Non-Professional segment were 53% in 2009 and 56% in 2008.  Certain direct operating costs are allocated to each segment based on revenues. Direct operating costs include direct payroll, direct telecommunication costs, computer supplies, depreciation, equipment lease expense and the amortization of software development costs, costs of clearing, back office payroll and other direct broker-dealer expenses and ECN customer commissions and clearing.

Selling and administrative expenses were $2,173,000 and $2,301,000 in the 2009 and 2008 periods, respectively, a decrease of 6%.  Selling and administrative expenses as a percentage of revenues were 33% in 2009 and 30% in 2008. Without giving effect to unallocated depreciation, amortization expense and costs directly allocated to the Arbitrage segment, selling and administrative expenses for the Professional Market segment were $1,284,000 and $1,337,000 in the 2009 and 2008 periods, respectively, a decrease of 4%.  For the Professional Market segment selling and administrative expenses as a percentage of revenues were 44% in 2009 and 34% in 2008. Selling and administrative expenses for the Non-Professional segment were $865,000 and $948,000 in the 2009 and 2008 periods, respectively, a decrease of 9%.  For the Non-Professional segment selling and administrative expense as a percentage of revenue was 23% in 2009 and 25% in 2008.  Certain selling and administrative expenses are allocated to each segment based on revenues.

The Professional Market segment realized a loss of $526,000 in 2009 compared to a loss of $167,000 in 2008 before unallocated amounts and income taxes.  The Non-Professional Market segment realized income of $738,000 in 2009 and $630,000 in 2008 before unallocated amounts and income taxes. The Arbitrage segment realized a loss of $36,000 in 2009 compared to a gain of $297,000 in 2008 before unallocated amounts and income taxes.

In 2008, the Company recognized a gain of $65,000 from the sale of available-for-sale securities of Innodata.

Net interest income in 2009 was $15,000 compared to net interest expense of $4,000 in 2008.

As a result of the above-mentioned factors, the Company realized a loss before income taxes of $7,000 in the 2009 period compared to income before income taxes of $651,000 in the 2008 period.

The Company realized a net loss of $4,000 in 2009 compared to net income of $390,000 in 2008.

Liquidity and Capital Resources

During the three months ended March 31, 2009, cash used in operating activities was $166,000 compared to cash provided by operating activities of $1,498,000 in 2008.  The decrease in 2009 was principally due to decreased earnings of $394,000 and a net decrease of $1,270,000 in the changes in operating assets and liabilities. Cash flows used in investing activities were $92,000 in 2009 compared to cash provided by investing activities of $18,000 in 2008. The increase in cash flows used in investing activities was principally due to increased purchases of fixed assets offset by reduced proceeds from sales of Innodata common stock. Cash used in financing activities was $782,000 in 2008.  The cash used in 2008 was principally used for the repayment of employee savings upon the termination of an employee savings program.

The Company has a line of credit with a bank up to a maximum of $3 million.  The line is collateralized by the assets of the Company. Interest is charged at 1.75% above the bank’s prime rate and is due on demand.  The line expires in August, 2009, subject to automatic renewal. The Company may borrow up to 80% of eligible market data service receivables as defined, and is required to maintain a compensating balance of 10% of the outstanding loans.  At March 31, 2009, the Company had no borrowings under the line.  Borrowings available on the line of credit at March 31, 2009 were $510,000 based on these formulas.

The Company has significant positions in stocks and options and receives significant proceeds from the sale of trading securities sold but not yet purchased under the arbitrage trading strategy described in Note 3 in the accompanying Notes to Condensed Consolidated Financial Statements.  The Company expects that its March 31, 2009 positions will be closed during the second quarter of 2009 and that other positions with the same strategy will be established.  The level of trading activity is partially dependent on the value of the shares of Track Data pledged by its Principal Stockholder, and Innodata common stock that is held as collateral.

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

The Company’s broker-dealer subsidiary, TDSC, is subject to a minimum net capital requirement of $1 million by FINRA.  TDSC operations are subject to reviews by regulators within its industry, which include the SEC, FINRA and various exchanges.  In the past, certain reviews have resulted in the Company incurring fines ($260,000 in 2008, of which $175,000 and  $200,000 was accrued at March 31, 2009 and December 31, 2008, respectively), and required the Company to change certain of its internal control and operating procedures.  Ongoing and future reviews may result in the Company incurring additional fines and changes in its internal control and operating procedures.  Management does not expect any ongoing reviews to have a material affect on the Company's financial position or statement of operations.

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

Off Balance Sheet Risk

In connection with the Company's broker-dealer operations, certain customer securities activities are transacted on a margin basis.  The Company's clearing broker extends credit to the Company's customers, subject to various regulatory margin requirements, collateralized by cash and securities in the customers' accounts.  In the event of a decline in the market value of the securities in a margin account, the Company is required to either obtain additional collateral from the customer or to sell the customer's position if such collateral is not forthcoming.  The Company is responsible for any losses on such margin loans, and has agreed to indemnify its clearing broker for losses that the clearing broker may sustain from the customer accounts introduced by the Company.  The Company and its clearing broker seek to control the risks associated with customer activities by monitoring required margin levels daily and, pursuant to such guidelines, requiring the customer to deposit additional collateral or to reduce positions when necessary.  At March 31, 2009, the Company had $4.2 million in margin credit extended to its customers.  The Company’s margin loans in connection with Arbitrage trading were immaterial at March 31, 2009.  The Company believes it is unlikely it will have to make material payments under the indemnification agreement and has not recorded any related liability in the Condensed Consolidated Financial Statements.

Critical Accounting Policies

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results when different assumptions are utilized.  We believe that our principal critical accounting policies are described below.   For a detailed discussion on the application of these and other accounting policies, see Note A in the Notes to Consolidated Financial Statements in the Company's Form 10-K for the year ended December 31, 2008.

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

New Pronouncements

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary (previously referred to as minority interests). SFAS 160 also requires that a retained noncontrolling interest upon the deconsolidation of a subsidiary be initially measured at its fair value. Upon adoption of SFAS 160, the Company is required to report any noncontrolling interests as a separate component of stockholders’ equity. The Company is also required to present any net income allocable to noncontrolling interests and net income attributable to the stockholders of the Company separately in its consolidated statements of operations. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 shall be applied prospectively. The adoption of SFAS 160 would have an impact on the presentation and disclosure of the noncontrolling interests of any non wholly-owned businesses acquired in the future.

In December 2007, the FASB issued SFAS No. 141R,  “Business Combinations” (“SFAS 141R”), which replaces SFAS No. 141, “Business Combinations.” SFAS 141R establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including noncontrolling interests, contingent consideration, and certain acquired contingencies.  SFAS 141R also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination. SFAS 141R will be applicable prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of SFAS 141R would have an impact on accounting for any businesses acquired after the effective date of this pronouncement.

In September 2008, the EITF issued EITF issue no. 08-06 (“EITF 08-6”), “Equity Method Investment Accounting Considerations.” EITF 08-6 requires that the initial carrying value of an equity method investment should be based on the cost accumulation model described in SFAS No. 141(R), “Business Combinations.” EITF 08-6 also concluded that an equity method investor (1) should not separately test an investee’s underlying indefinite-life intangible assets for impairment, (2) should account for an investee’s share as if the equity method investor sold a proportionate share of its investment and (3) should continue applying the guidance of APB Opinion No. 18, “The Equity Method of Accounting for Investors of Common Stock,” upon a change in the investor’s accounting from the equity to the cost method. EITF 08-6 is effective on a prospective basis in fiscal years beginning on or after December 15, 2008 including interim periods within those fiscal years.  The adoption of EITF 08-6 did not have an impact on the Company’s condensed consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position (“FSP”) FAS 107-1 and APB 28-1 “Interim Disclosures about Fair Value of Financial Instruments.” The objective of this FSP is to require public companies to disclose information relating to fair value of financial instruments for interim and annual reporting periods.  This FSP will require additional disclosure for all financial instruments for which it is practicable to estimate fair value, including the fair value and carrying value and the significant assumptions used to estimate the fair value of these financial instruments. FSP 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009 on a prospective basis with comparative disclosures only for periods after initial adoption. The Company is currently evaluating the impact of adopting FAS 107-1 and APB 28-1 on its condensed consolidated financial statements.

In April 2009, the FASB released (FSP) FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than Temporary Impairments.” This FSP amends the other-than-temporary impairment (“OTTI”) guidance for debt securities by establishing new criteria for the recognition of OTTI on debt securities and also requiring additional disclosure of OTTI on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP FAS 115-2 and FSP FAS 124-2 is effective for interim and annual periods ending after June 15, 2009.  The Company does not expect the implementation of the FSP to materially affect its condensed consolidated financial statements.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.”  This FSP provides additional guidance on determining fair value when the volume and level of activity for a level 2 or level 3 asset or liability have significantly decreased when compared with normal market activity for that asset or liability (or similar assets or liabilities). This FSP amends FAS 157 to require companies to disclose in interim and annual periods the inputs and valuation technique(s) used to measure fair value and changes in valuation techniques and related inputs if applicable.  Additionally, this FSP requires disclosure of major equity and debt security types of described in paragraph 19 of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and SFAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” for all equity and debt securities measured at fair value even if these securities are not within the scope of SFAS No. 115. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009 on a prospective basis with comparative disclosures only for periods after initial adoption. The Company is currently evaluating the impact of adopting FSP 157-4 on its condensed consolidated financial statements.

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

An evaluation has been carried out under the supervision and with the participation of our management, including our Chief Executive Officer/Chief Financial Officer, of the effectiveness of the design and the operation of our "disclosure controls and procedures" (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2009 (“Evaluation Date”). Based on such evaluation, our Chief Executive Officer/Chief Financial Officer concluded that, as of the Evaluation Date, the disclosure controls and procedures are effective.

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

Changes in Internal Control over Financial Reporting

An evaluation was performed under the supervision of the Company’s management, including the Chief Executive Officer/Chief Financial Officer, as requested under Exchange Act Rule 13a-15(d) and 15-d-15(d), of whether any change in the Company’s internal control over financial reporting occurred during the fiscal quarter ended March 31, 2009. Based on that evaluation, the Company’s management, including the Chief Executive Officer/Chief Financial Officer, concluded that no change in the Company’s internal controls over financial reporting occurred during the fiscal quarter ended March 31, 2009 that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings. Not Applicable

Item 1a.	Risk Factors. Not Required

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Total Number
of Shares
		Number of		Purchased as	Maximum Number
		Shares of	Average	Part of	of Shares That May
	Period	Common Stock	Price Paid	Publicly	Yet be Purchased
	Purchased	Purchased	Per Share	Announced Plans	Under the Plans

January, 2009

February, 2009

March, 2009

	Total	None		None	993,501

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

TRACK DATA CORPORATION

Date:	5/14/2009	/s/ Martin Kaye
Martin Kaye
Chief Executive Officer
Principal Financial Officer