Form 10-Q
period 2009-06-30
TRACK DATA CORP
filed 2009-08-14
CIK 922811

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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
Yes ☐                      No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of July 31, 2009 there were 2,098,000 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

See pages 2-17

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

See pages 18-24

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

See page 25

Item 4T.	Controls and Procedures

See page 25

PART ll. OTHER INFORMATION

See page 26

Track Data Corporation and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30,	December 31,
	2009	2008

	(Unaudited)
ASSETS

CASH AND EQUIVALENTS	$5,647	$7,139

ACCOUNTS RECEIVABLE – net of allowance for doubtful
accounts of $160 in 2009 and $213 in 2008	917	976

DUE FROM CLEARING BROKER	926	760

DUE FROM BROKER	19,655	42,029

MARKETABLE SECURITIES	2,274	3,616

FIXED ASSETS - at cost (net of accumulated depreciation and amortization)	1,631	1,818

CONSTRUCTION IN PROGRESS	13,508	-

EXCESS OF COST OVER NET ASSETS ACQUIRED – net	1,700	1,700

PERFORMANCE GUARANTEE DEPOSIT	543	-

OTHER ASSETS	868	848

TOTAL ASSETS	$47,669	$58,886

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Promissory note payable -bank	$3,800	$-
Accounts payable and accrued expenses	4,309	3,707
Trading securities sold, but not yet purchased	8,249	30,896
Construction contract deposits	2,930	-
Property taxes payable	517	-
Net deferred income tax liabilities	687	496
Other liabilities	362	168

Total liabilities	20,854	35,267

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Track Data Stockholders’ Equity
Common stock - $.01 par value; 15,000,000 shares
authorized; issued and outstanding – 2,098,000 shares	21	21
Additional paid-in capital	10,246	10,246
Retained earnings	13,623	13,132
Accumulated other comprehensive income	506	220

Total Track Data stockholders’ equity	24,396	23,619

Noncontrolling interest	2,419	-
Total equity	26,815	23,619

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$47,669	$58,886

See notes to condensed consolidated financial statements

Track Data Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(in thousands, except earnings per share)
(unaudited)

	2009	2008

SERVICE FEES AND REVENUE
Market Data Services	$7,666	$9,060
ECN Services	602	1,346
Broker-Dealer Commissions (includes $12
in 2009 and $38 in 2008 from related party)	5,533	5,125

Total	13,801	15,531

COSTS, EXPENSES AND OTHER:
Direct operating costs (includes depreciation and amortization
of $319 and $368 in 2009 and 2008, respectively)	8,229	9,812
Selling and administrative expenses (includes depreciation and
amortization of $50 and $32 in 2009 and 2008, respectively)	4,411	4,557
Rent expense – related party	328	328
Marketing and advertising	95	124
Gain on arbitrage trading	(28)	(723)
Gain on sale of marketable securities – Innodata	(2)	(65)
Interest income	(58)	(201)
Interest expense	8	131

Total	12,983	13,963

INCOME BEFORE INCOME TAXES	818	1,568

INCOME TAX PROVISION	327	627

NET INCOME	$491	$941

BASIC AND DILUTED NET INCOME PER SHARE	$.23	$.45

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	2,098	2,098

ADJUSTED DILUTIVE SHARES OUTSTANDING	2,098	2,098

See notes to condensed consolidated financial statements

Track Data Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED JUNE 30, 2009 AND 2008
(in thousands, except earnings per share)
(unaudited)

	2009	2008
SERVICE FEES AND REVENUE
Market Data Services	$3,778	$4,524
ECN Services	280	568
Broker-Dealer Commissions (includes $7 in 2009
and $18 in 2008 from related party)	3,124	2,669

Total	7,182	7,761

COSTS, EXPENSES AND OTHER:
Direct operating costs (includes depreciation and amortization
of $159 and $184 in 2009 and 2008, respectively)	4,009	4,769
Selling and administrative expenses (includes depreciation and
amortization of $25 and $16 in 2009 and 2008, respectively)	2,238	2,256
Rent expense – related party	164	164
Marketing and advertising	30	81
Gain on arbitrage trading	(47)	(352)
Gain on sale of marketable securities – Innodata	(2)	-
Interest income	(37)	(106)
Interest expense	2	32

Total	6,357	6,844

INCOME BEFORE INCOME TAXES	825	917

INCOME TAX PROVISION	330	366

NET INCOME	$495	$551

BASIC AND DILUTED NET INCOME PER SHARE	$.24	$.26

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	2,098	2,098

ADJUSTED DILUTIVE SHARES OUTSTANDING	2,098	2,098

See notes to condensed consolidated financial statements

Track Data Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’
EQUITY AND COMPREHENSIVE INCOME
SIX MONTHS ENDED JUNE 30, 2009
(in thousands)
(unaudited)

	Track Data Corporation Stockholders
					Accumulated
	Number		Additional		Other	Noncon-		Compre-
	of	Common	Paid-in	Retained	Comprehensive	trolling	Total	hensive
	Shares	Stock	Capital	Earnings	Income	Interest	Equity	Income

BALANCE, JANUARY 1, 2009	2,098	$21	$10,246	$13,132	$220	$-	$23,619

Net income				491			491	$491

Investment in subsidiary
by third parties						2,419	2,419

Unrealized gain
on marketable
securities - net of taxes					286		286	286

Comprehensive income								$777

BALANCE, JUNE 30, 2009	2,098	$21	$10,246	$13,623	$506	$2,419	$26,815

See notes to condensed consolidated financial statements

Track Data Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(in thousands)
(unaudited)

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$491	$941
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	369	401
Gain on sale of Innodata common stock	(2)	(65)
Changes in operating assets and liabilities:
Accounts receivable and due from clearing broker	(107)	265
Due from broker	22,374	(7,598)
Marketable securities	1,815	(1,564)
Construction in progress	(323)	-
Other assets	(49)	326
Accounts payable and accrued expenses	(336)	(189)
Trading securities sold, but not yet purchased	(22,647)	9,598
Other liabilities, including deferred income taxes	195	369

Net cash provided by operating activities	1,780	2,484

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of real estate development	(5,000)	-
Purchase of fixed assets	(177)	(110)
Performance guarantee deposit	(543)	-
Proceeds from sale of Innodata common stock	5	77
Purchase of Innodata common stock	-	(35)
Issuance of note receivable	-	(100)
Repayment of note receivable	24	4

Net cash used in investing activities	(5,691)	(164)

CASH FLOWS FROM FINANCING ACTIVITIES:
Noncontrolling interest investment in subsidiary	2,419	-
Net repayments on loans from employees	-	(782)

Net cash provided by (used in) financing activities	2,419	(782)

NET (DECREASE) INCREASE IN CASH AND EQUIVALENTS	(1,492)	1,538

CASH AND EQUIVALENTS, BEGINNING OF PERIOD	7,139	5,275

CASH AND EQUIVALENTS, END OF PERIOD	$5,647	$6,813

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$11	$131
Income taxes	36	2
NON-CASH INVESTING AND FINANCING ACTIVITIES
Real Estate Development Acquisition
Construction in progress	$8,185
Promissory note payable	(3,800)
Deposits payable	(2,930)
Accounts payable	(938)
Real estate taxes payable	(517)

See notes to condensed consolidated financial statements

Track Data Corporation and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(unaudited)

1.
In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position as of June 30, 2009, and the results of operations for the three and six month periods ended June 30, 2009 and 2008 and cash flows for the six months ended June 30, 2009 and 2008.  The results of operations for the six months ended June 30, 2009 are not necessarily indicative of results that may be expected for any other interim period or for the full year.  The unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

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

The Company has evaluated events that occurred subsequent to June, 30, 2009 through August 14, 2009, the date on which the financial statements for the period ended June 30, 2009 were issued.  Except as disclosed herein, management concluded that no other events required disclosure in these financial statements.

On April 20, 2009, the Board of Directors authorized a one for four reverse stock split, which was consented to by the Company's principal stockholder and certain family trusts.  The stock split became effective on May 27, 2009. All share, per share, related equity accounts and stock option information in this report have been retroactively adjusted to reflect such stock split.

2.
On May 4, 2009, the Company, Barry Hertz, its Principal Stockholder, Silver Polish LLC (“SPLLC”), a New Jersey limited liability company of which Mr. Hertz is the general manager, and another unrelated individual, entered into an agreement with Sovereign Bank (“Sovereign”), pursuant to which SPLLC purchased the note and mortgage on a real estate development known as Sterling Place, located in Lakewood, New Jersey. The mortgage was in default and the subject of a foreclosure proceeding by Sovereign which Sovereign agreed to assign to SPLLC.  The total purchase price was $8.8 million, of which $5 million was paid to Sovereign by SPLLC and $3.8 million of which is payable in November 2009 and is evidenced by a promissory note payable by SPLLC, on which the Company, Mr. Hertz and the other party to the Agreement are jointly and severally liable.

The acquisition was accounted for as a purchase in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141R, “Business Combinations.” Accordingly, assets and liabilities were recorded at fair value at the date of acquisition, and the results of operations are included in the consolidated financial statements as of acquisition date.  The assets and liabilities acquired are as follows:

Assets:
Capitalized construction costs	$13,185

Liabilities:
Accounts payable	938
Deposits payable	2,930
Real estate taxes payable	517
Total liabilities	4,385
Purchase price	$8,800

The Company invested $3 million in SPLLC and an aggregate of $2.5 million ($2,419,000 as of June 30, 2009) has been invested by Mr. Hertz, a limited partnership of which Mr. Hertz is the general partner, and certain other persons.  The agreement among the SPLLC investors provides for the investors to first recover their investments, and that from any profits above such investments, an unrelated construction manager will be paid a fee of 15 to 25% of such profits, depending on the amount of the profits realized.  In addition, in the event the investors receive a return of at least 20% after payment of the construction manager fee, Mr. Hertz will receive a syndication fee of up to 15% providing that after such payment to Mr. Hertz the investors still receive at least a 20% return on their investment.

SPLLC intends to pay the note to Sovereign from the proceeds of sales of the unfinished homes in the development, many of which have been substantially completed.  To the extent that there are not sufficient sale proceeds to pay the note in full by its maturity date SPLLC will be required to pay off the balance of the note or forfeit the initial $5 million paid to Sovereign.

In addition, the agreement with Sovereign required the replacement with an alternative surety of a standby letter of credit issued by Sovereign to the municipality to assure completion of certain site improvements. If such alternative surety acceptable to the municipality was not arranged by June 15, 2009 or under certain circumstances, July 15, 2009, SPLLC would have been liable to pay the Bank an additional $543,000. This obligation is also evidenced by the promissory note referred to above, the aggregate amount of such note being $4.3 million. The Company provided a loan of $543,000 to Silver Polish LLC to place a cash deposit with the municipality to replace the standby letter of credit.

SPLLC has been consolidated in the Company’s financial statements since May 4, 2009.

The accounting policy for the Company’s real estate activities is as follows:  The Company recognizes revenues from all homebuilding activities at the closing of the sale using the deposit method. During construction, all direct material and labor costs and those indirect costs related to acquisition and construction are capitalized, and all customer deposits are treated as liabilities.  Capitalized costs are charged to earnings upon closing.  Costs incurred in connection with completed homes and selling, general, and administrative costs are charged to expenses as incurred. Provision for estimated losses on uncompleted contracts and on speculative projects is made in the period in which such losses are determined.

The Company accounts for its investment in Silver Polish LLC pursuant to FASB’s SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 established accounting and reporting standards for the noncontrolling interest in a subsidiary (previously referred to as minority interests). Accordingly, the Company reports its noncontrolling interest as a separate component of stockholders’ equity. The Company is also required to present any net income allocable to noncontrolling interests and net income attributable to the stockholders of the Company separately in its consolidated statements of operations.

3.
The Company charges all costs incurred to establish the technological feasibility of a product or product enhancement, as well as correction of software bugs and minor enhancements to existing software applications to research, development and maintenance expense. Research, development and maintenance expense included in direct operating costs, were approximately $37,000 and $37,000 for the six months and $18,000 and $18,000 for the three months ended June 30, 2009 and 2008, respectively.

4.
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

The Company’s assets carried at fair value on a recurring basis are as follows (in thousands):

	Quoted Market Prices
	in Active Markets
	(Level 1)
	June 30,	December 31,
	2009	2008
Arbitrage trading securities
Long Positions	$1,165	$2,980
Short Positions	8,249	30,896
Available for sale securities (1)
Innodata common stock	1,109	636

(1) Available-for-sale securities are carried at fair value based on quoted market prices.

Certain financial instruments are carried at cost on the consolidated balance sheets, which approximates fair value due to their short-term, highly liquid nature. These instruments include cash and cash equivalents, accounts receivable, prepaid expenses, promissory note, accounts payable and accrued expenses.

Unrealized gains and losses on available for sale securities are recorded as a separate component of other comprehensive income in the condensed consolidated statements of comprehensive income.

Marketable securities consists of the following (in thousands):

	June 30,	December 31,
	2009	2008
Innodata - Available for sale securities - at market	$1,109	$636
Arbitrage trading securities - at market	1,165	2,980
Marketable securities	$2,274	$3,616
Arbitrage trading securities sold but not yet purchased – at market	$8,249	$30,896

The Company owns 253,272 shares of Innodata, a provider of digital content outsourcing services.  The Company carries the investment at $1,109,000, the market value at June 30, 2009. The difference between the cost of $265,000 and fair market value of these securities, net of $338,000 in deferred taxes, or $506,000 is classified as a component of accumulated other comprehensive income included in stockholders' equity as of June 30, 2009.  The Company sold 1,000 shares, received proceeds of $5,000  and recorded a gain of $2,000 during the six months ended June 30, 2009.  At December 31, 2008, the Company owned 254,272 shares of Innodata.  The Company carried the investment at $636,000, the market value at December 31, 2008. The difference between the cost of $269,000 and fair market value of these securities, net of $147,000 in deferred taxes, or $220,000 is classified as a component of accumulated other comprehensive income included in stockholders' equity as of December 31, 2008. The Company sold 13,030 shares, received proceeds of $77,000 and recorded a gain of $65,000 during the six months ended June 30, 2008.

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

As of June 30, 2009, trading securities had a long market value of $1,165,000 with a cost of $1,137,000, or a net unrealized gain of $28,000. Securities sold but not yet purchased, had a short market value of $8,249,000 with a cost/short proceeds of $8,243,000, or a net unrealized loss of $6,000.  The Company expects that its June 30, 2009 positions will be closed during the third quarter of 2009 and that other positions with the same strategy will be established.  The Company pledged its holdings in Innodata as collateral for its trading accounts.  In addition, the Company's Principal Stockholder pledged approximately 575,000 shares of his holdings in the Company's common stock as collateral for these accounts.  The Company is paying its Principal Stockholder at the rate of 2% per annum on the value of the collateral pledged.  Such payments aggregated $7,000 and $23,000 for the six months and $2,000 and $12,000 for the three months ended June 30, 2009 and 2008, respectively.

The Company recognized gains from arbitrage trading of $28,000 and $723,000 for the six months and $47,000 and $352,000 for the three months ended June 30, 2009 and 2008, respectively.

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

5.
The Company has a revolving line of credit up to a maximum of $3 million which bears interest at a per annum rate of 1.75% above the bank’s prime rate (7.75% at June 30, 2009) and is due on demand. The line expires in August, 2010, subject to automatic renewal. The note is collateralized by substantially all of the assets of Track Data Corporation. The Company may borrow up to 80% of eligible accounts receivable and is required to maintain a compensating cash balance of not less than 10% of the outstanding loan obligation and is required to comply with certain covenants.  There were no borrowings outstanding at June 30, 2009. Borrowings available under the line of credit at June 30, 2009 were $463,000 based on these formulas.

6.
Earnings Per Share--Basic earnings per share is computed based on the weighted average number of common shares outstanding without consideration of potential common stock.  Diluted earnings per share is computed based on the weighted average number of common and potential dilutive common shares outstanding.  There was no effect on earnings per share as a result of potential dilution.  The calculation takes into account the shares that may be issued upon exercise of stock options, reduced by the shares that may be repurchased with the funds received from the exercise, based on the average price during the period.  For the three and six months ended June 30, 2009, the Company had 43,000 stock options outstanding. For the three and six months ended June 30, 2008, the Company had 108,000 stock options outstanding.  Outstanding options for the aforementioned periods were not included in the dilutive calculation because the effect on earnings per share is antidilutive.

Earnings per share (in thousands, except per share):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net income	$495	$551	$491	$941

Weighted average common shares outstanding	2,098	2,098	2,098	2,098
Dilutive effect of outstanding options	-	-	-	-
Adjusted for dilutive computation	2,098	2,098	2,098	2,098

Basic income per share	$.24	$.26	$.23	$.45

Diluted income per share	$.24	$.26	$.23	$.45

7.
At June 30, 2009, the Company had seven stock-based employee compensation plans of which there were outstanding awards exercisable into 43,000 shares of common stock. No stock-based employee compensation cost is reflected in the statement of operations, as there was no vesting of outstanding stock option awards in 2008 or 2009.  The Company is required pursuant to SFAS 123(R) “Share-Based Payments” to account for its options and other stock based awards at fair value.  Compensation expense is recognized over the service period of the award.

8.
Segment Information--The Company is a financial services company that provides real-time financial market data, fundamental research, charting and analytical services to institutional and individual investors through dedicated telecommunication lines and the Internet.  The Company also disseminates news and third-party database information from more than 100 sources worldwide.  The Company owns Track Data Securities Corp. (“TDSC”), a registered securities broker-dealer and member of the Financial Industry Regulatory Authority (“FINRA”).  The Company provides a proprietary, fully integrated Internet-based online trading and market data system, proTrack, for the professional institutional traders, and myTrack and myTrack Edge, for the individual trader.  The Company also operates Track ECN, an electronic communications network that enables traders to display and match limit orders for stocks.  The Company's operations are classified in four business segments:  (1) market data services and trading, including ECN services, to the institutional professional investment community, (2) Internet-based online trading and market data services to the non-professional individual investor community, (3) arbitrage trading, and (4) real estate.

The accounting policies of the segments are the same as those described in Note A, Summary of Significant Accounting Policies in the Company’s financial statements for the year ended December 31, 2008 included in Form 10-K.  Segment data includes charges allocating corporate overhead to each segment.  The Company has not disclosed asset information by segment, except for the real estate segment, as the information is not produced internally.  Assets of the real estate segment as of June 30, 2009 consist of construction in progress of $13,508,000, a performance bond of $543,000 and other assets of approximately $140,000.  One market data customer of the Non-Professional Segment accounted for 10% of that segment’s revenues during the three and six month periods ended June 30, 2009 and 2008, respectively. Substantially all long-lived assets are located in the U.S.  The excess of the purchase price of acquired businesses over the fair value of net assets (“goodwill”) on the dates of acquisition amounts to $1,700,000, net of accumulated amortization of $2,494,000 and a 2008 impairment charge of $200,000, as of June 30, 2009 and December 31, 2008. Goodwill is an asset of the non-professional market segment. The Company’s business is predominantly in the U.S.  Revenues and net income (loss) from international operations are not material.

Information concerning operations in its business segments is as follows (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
Revenues
Professional Market	$2,751	$3,651	$5,687	$7,567
Non-Professional Market	4,431	4,110	8,114	7,964
Total Revenues	$7,182	$7,761	$13,801	$15,531

Arbitrage Trading – gain on sale
of marketable securities	$47	$352	$28	$723
(Loss) income before unallocated
amounts and income taxes:
Professional Market	$(264)	$(342)	$(789)	$(525)
Non-Professional Market	1,222	1,086	1,960	1,730
Arbitrage Trading (including interest)	11	346	(25)	644
Unallocated amounts:
Depreciation and amortization	(184)	(200)	(369)	(400)
Gain on sale of Innodata common stock	2	-	2	65
Interest income, net	38	27	39	54

Income before income taxes	$825	$917	$818	$1,568

9.
Transactions with Clearing Broker and Customers—The Company conducts business through a clearing broker which settles all trades for the Company, on a fully disclosed basis, on behalf of its customers.  The Company earns commissions as an introducing broker for the transactions of its customers.  In the normal course of business, the Company’s customer activities involve the execution of various customer securities transactions.  These activities may expose the Company to off-balance-sheet risk in the event the customer or other broker is unable to fulfill its contracted obligations and the Company has to purchase or sell the financial instrument underlying the obligation at a loss.

The Company’s customer securities activities are transacted on either a cash or margin basis.  In margin transactions, the clearing broker extends credit to the Company’s customers, subject to various regulatory margin requirements, collateralized by cash and securities in the customers’ accounts.  However, the Company is required to either obtain additional collateral or to sell the customer’s position if such collateral is not forthcoming.  The Company is responsible for any losses on such margin loans, and has agreed to indemnify its clearing broker for losses that the clearing broker may sustain from the customer accounts introduced by the Company.  At June 30, 2009, the Company had $9.3 million in margin credit extended to its customers.  The Company believes it is unlikely it will have to make material payments under the indemnification agreement and has not provided any related liability in the condensed consolidated financial statements. There were no indemnifications paid by the Company under this agreement.

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

10.
Net Capital Requirements—The Securities and Exchange Commission (“SEC”), FINRA, and various other regulatory agencies have stringent rules requiring the maintenance of specific levels of net capital by securities brokers, including the SEC’s uniform net capital rule, which governs TDSC.  Net capital is defined as assets minus liabilities, plus other allowable credits and qualifying subordinated borrowings less mandatory deductions that result from excluding assets that are not readily convertible into cash and from valuing other assets, such as a firm’s positions in securities, conservatively. Among these deductions are adjustments in the market value of securities to reflect the possibility of a market decline prior to disposition.

As of June 30, 2009, TDSC was required to maintain minimum net capital, in accordance with SEC rules, of approximately $1 million and had total net capital of $4,037,000, or approximately $3,037,000 in excess of minimum net capital requirements.

If TDSC fails to maintain the required net capital it may be subject to suspension or revocation of registration by the SEC and suspension or expulsion by FINRA and other regulatory bodies, which ultimately could require TDSC’s liquidation. In addition, a change in the net capital rules, the imposition of new rules, a specific operating loss, or any unusually large charge against net capital could limit those operations of TDSC that require the intensive use of capital and could limit its ability to expand its business.

The operations of TDSC are subject to reviews by regulators within its industry, which include the SEC and FINRA. In the past, certain reviews have resulted in the Company incurring fines and required the Company to change certain of its internal controls and operating procedures. The Company was fined $260,000 in 2008, $200,000 of which was accrued at December 31, 2008.  Ongoing and future reviews may result in the Company incurring additional fines and changes in its internal control and operating procedures. Management does not expect any ongoing reviews to have a material affect on the Company’s financial position or statement of operations.

1.	Comprehensive income is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net income	$495	$551	$491	$941
Unrealized gain (loss) on marketable
securities-net of taxes	138	(218)	286	(376)
Reclassification adjustment for
loss on marketable securities
- net of taxes	-	-	-	(34)
Comprehensive income	$633	$333	$777	$531

12.
The Company leases its executive office facilities in Brooklyn from a limited partnership owned by the Company’s Principal Stockholder and members of his family.  A lease effective October 1, 2007 provides for the Company to pay $657,000 per annum plus real estate taxes through September 30, 2009. The Company paid the partnership rent of $328,000 for each of the six month periods ended June 30, 2009 and 2008.

13.
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

14.
In May 2006, the Company purchased a non-dilutable 15% interest in SFB Market Systems, Inc. (“SFB”) for $150,000 cash.  SFB is a privately held company that provides an online centralized securities symbol management system and related equity and option information for updating and loading master files. The Company currently has a representative on SFB’s four member Board of Directors.  The Company accounts for its investment in SFB under the cost method, and is included in other assets in the balance sheet as of June 30, 2009 and December 31, 2008.

15.
In April 2006, the Company’s Principal Stockholder formed a private limited partnership of which he is the general partner for the purpose of operating a hedge fund for trading in certain options strategies. The Company has no financial interest in or commitments related to, the hedge fund. The hedge fund opened a trading account with the Company’s broker-dealer. The Company charged commissions to the hedge fund of $12,000 and $38,000 for the six months and $7,000 and $18,000 for the three months ended June 30, 2009 and 2008, respectively.

In May, 2008, the Company made a non-interest bearing loan of $100,000 to a qualified charitable organization, which the Company’s Principal Stockholder is a member of its Board of Directors.  The loan is repayable in 25 consecutive equal monthly installments of $4,000 which repayments commenced in June, 2008. The balance, included in other assets, at December 31, 2008 was $72,000, and at June 30, 2009 was $48,000.

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

No liability for unrecognized tax benefits was required to be reported at December 31, 2008 or June 30, 2009.  The Company has identified its federal tax return and its state and city tax returns in New York as "major" tax jurisdictions, as defined.  The Company is also subject to filings in multiple other state and city jurisdictions.  Based on the Company's evaluation, it has concluded that there are no significant uncertain tax positions requiring recognition in the Company's financial statements.  The Company's evaluation was performed for tax years ended 2003 through 2008, the only periods subject to examination.  The Company believes that its income tax positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position. The Company's New York City tax returns for 2003 through 2005 are presently under audit. The outcome cannot be reasonably estimated at this time.

The Company's policy for recording interest and penalties associated with audits is to record such items as a component of income before income taxes.  Penalties are recorded in other expense and interest paid or received is recorded in interest expense or interest income, respectively, in the statement of operations.  For the year ended December 31, 2008 and the six months ended June 30, 2009, penalties and interest related to the settlements of audits was insignificant.

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

In April 2009, the FASB released (FSP) FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than Temporary Impairments.” This FSP amends the other-than-temporary impairment (“OTTI”) guidance for debt securities by establishing new criteria for the recognition of OTTI on debt securities and also requiring additional disclosure of OTTI on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP FAS 115-2 and FSP FAS 124-2 is effective for interim and annual periods ending after June 15, 2009.  The implementation of the FSP did not have an effect on the  condensed consolidated financial statements.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.”  This FSP provides additional guidance on determining fair value when the volume and level of activity for a level 2 or level 3 asset or liability have significantly decreased when compared with normal market activity for that asset or liability (or similar assets or liabilities). This FSP amends FAS 157 to require companies to disclose in interim and annual periods the inputs and valuation technique(s) used to measure fair value and changes in valuation techniques and related inputs if applicable.  Additionally, this FSP requires disclosure of major equity and debt security types as described in paragraph 19 of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and SFAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” for all equity and debt securities measured at fair value even if these securities are not within the scope of SFAS No. 115. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009 on a prospective basis with comparative disclosures only for periods after initial adoption. The adoption of FSP 157-4 did not have an effect on the condensed consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.” This Statement sets forth 1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transaction that may occur for potential recognition or disclosure in the financial statements; 2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and 3) the disclosure that an entity should make about events or transactions that occurred after the balance sheet date.  This statement is effective for interim and annual periods ending after June 15, 2009.  The Company adopted this statement in the quarter ended June 30, 2009.  This statement did not impact the Company’s consolidated financial position and results of operations.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 eliminates Interpretation 46(R)’s exceptions to consolidating qualifying special-purpose entities, contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. SFAS 167 also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity’s status as a variable interest entity, a company’s power over a variable interest entity, or a company’s obligation to absorb losses or its rights to receive benefits of an entity must be disregarded in applying Interpretation 46(R)’s provisions. The elimination of the qualifying special-purpose entity concept and its consolidation exceptions means more entities will be subject to consolidation assessments and reassessments. SFAS 167 will be effective January 1, 2010.  We do not expect the adoption of SFAS 167 to have any impact on our financial statements or results of operations.

In July 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codification to become the source of authoritative U.S. GAAP recognized by the FASB to be applied by non-governmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supercede all then-existing non-SEC accounting and reporting standards.  All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. SFAS 168, which changes the referencing of financial standards, is effective for interim or annual financial periods ending after September 15, 2009. We do not expect the adoption of SFAS 168 to materially impact our financial statements or results of operations.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Business

Track Data Corporation (the "Company") is a financial services company that provides real-time financial market data, fundamental research, charting and analytical services to institutional and individual investors through dedicated telecommunication lines and the Internet.  The Company also disseminates news and third-party database information from more than 100 sources worldwide.  The Company owns TDSC, a registered securities broker-dealer and member of FINRA. The Company provides a proprietary, fully integrated Internet-based online trading and market data system, proTrack, for the professional institutional traders, and myTrack and myTrack Edge, for the individual trader.  The Company also operates Track ECN, an electronic communications network that enables traders to display and match limit orders for stocks.  The Company's operations are classified in four business segments: (1) Professional Market -- Market data services and trading, including ECN services, to the institutional professional investment community, (2) Non-Professional Market -- Internet-based online trading and market data services to the non-professional individual investor community, (3) arbitrage trading, and (4) real estate.

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

In May, 2009, the Company acquired a residential home development that was in foreclosure for a total acquisition cost of $13,185,000.  The Company intends to complete construction of the development and sell the homes.

Results of Operations

Three Months Ended June 30, 2009 and 2008

Revenues for the three months ended June 30, 2009 and 2008 were $7,182,000 and $7,761,000, respectively, a decrease of 7%. The Company’s Professional Market segment had revenues for the three months ended June 30, 2009 and 2008 of $2,751,000 and $3,651,000, respectively, a decrease of 25% for this segment.  The Company’s Non-Professional Market segment had revenues of $4,431,000 and $4,110,000, respectively, for the three months ended June 30, 2009 and 2008, an increase of 8% for this segment.  The Company’s Track ECN revenues decreased approximately $300,000. In November, 2008, the NSX changed its pricing for accessing its order delivery system pursuant to which it no longer pays rebates for adding liquidity to its book.  As a result, Track ECN can only pay its subscribers for adding liquidity when there is an internal match on its own book.  This change resulted in further deterioration of the trading volume of the Track ECN. The Company is presently exploring other venues for displaying its orders. Until such time, there is no expectation of increasing volume of trading. Market data revenues decreased approximately $750,000 in 2009 compared to 2008. Since 2001, the Company has experienced a decline in revenues from its market data services to the Professional Market segment due principally to staffing reductions in the securities industry, the use by customers of internally developed services, or lower priced services that are offered by the Company or other vendors.  This trend has continued in 2009, negatively impacting revenues and profits. Broker-dealer commissions increased approximately $450,000, principally from the Non-Professional Market.

Direct operating costs were $4,009,000 for the three months ended June 30, 2009 and $4,769,000 for the similar period in 2008, a decrease of 16%.  Direct operating costs as a percentage of revenues were 56% in 2009 and 61% in 2008.  Without giving effect to unallocated depreciation, amortization expense and costs directly allocated to the Arbitrage segment, the Company’s Professional Market segment had $1,849,000 and $2,446,000 of direct costs for the three months ended June 30, 2009 and 2008, respectively, a decrease of 24%.   Direct operating costs as a percentage of revenues for the Professional segment were 67% in 2009 and 67% in 2008.  The dollar decrease in direct costs is due principally to the decrease in ECN rebates due to reduced ECN revenues and reduced expenses related to the reduced market data revenues. The Company’s Non-Professional Market segment had $1,968,000 and $2,084,000 in direct costs for the three months ended June 30, 2009 and 2008, respectively, a decrease of 6%.  Direct operating costs as a percentage of revenues for the Non-Professional segment were 44% in 2009 and 51% in 2008.  Certain direct operating costs are allocated to each segment based on revenues. Direct operating costs include direct payroll, direct telecommunication costs, computer supplies, depreciation, equipment lease expense and the amortization of software development costs, costs of clearing, back office payroll and other direct broker-dealer expenses and ECN customer commissions and clearing.

Selling and administrative expenses were $2,238,000 and $2,256,000 in the 2009 and 2008 periods, respectively, a decrease of 1%.  Selling and administrative expenses as a percentage of revenues were 31% in 2009 and 29% in 2008. Without giving effect to unallocated depreciation, amortization expense and costs directly allocated to the Arbitrage segment, selling and administrative expenses for the Professional Market segment were $1,119,000 and $1,417,000 in the 2009 and 2008 periods, respectively, a decrease of 21%.  For the Professional Market segment selling and administrative expenses as a percentage of revenues were 41% in 2009 and 39% in 2008. Selling and administrative expenses for the Non-Professional segment were $1,093,000 and $824,000 in the 2009 and 2008 periods, respectively, an increase of 33%.  For the Non-Professional segment selling and administrative expense as a percentage of revenue was 25% in 2009 and 20% in 2008.  Certain selling and administrative expenses are allocated to each segment based on revenues.

The Professional Market segment realized a loss of $264,000 in 2009 compared to a loss of $342,000 in 2008 before unallocated amounts and income taxes.  The Non-Professional Market segment realized income of $1,222,000 in 2009 and $1,086,000 in 2008 before unallocated amounts and income taxes. The Arbitrage segment realized income of $11,000 in 2009 compared to income of $346,000 in 2008 before unallocated amounts and income taxes.

Net interest income in 2009 was $35,000 compared to $74,000 in 2008.

As a result of the above-mentioned factors, the Company realized income before income taxes of $825,000 in the 2009 period compared to income before income taxes of $917,000 in the 2008 period.

The Company realized net income of $495,000 in 2009 compared to net income of $551,000 in 2008.

Six Months Ended June 30, 2009 and 2008

Revenues for the six months ended June 30, 2009 and 2008 were $13,801,000 and $15,531,000, respectively, a decrease of 11%.  The Company’s Professional Market segment had revenues for the six months ended June 30, 2009 and 2008 of $5,687,000 and $7,567,000, respectively, a decrease of 25% for this segment.  The Company’s Non-Professional Market segment had revenues of $8,114,000 and $7,964,000, respectively, for the six months ended June 30, 2009 and 2008, an increase of 2% for this segment, principally due to increased broker-dealer commissions.  The Company’s Track ECN revenues decreased approximately $750,000.  In November, 2008, the NSX changed its pricing for accessing its order delivery system pursuant to which it no longer pays rebates for adding liquidity to its book.  As a result, Track ECN can only pay its subscribers for adding liquidity when there is an internal match on its own book.  This change resulted in further deterioration of the trading volume of the Track ECN. The Company is presently exploring other venues for displaying its orders. Until such time, there is no expectation of increasing volume of trading. Market data revenues decreased approximately $1.4 million in 2009 compared to 2008. Since 2001, the Company has experienced a decline in revenues from its market data services to the Professional Market segment due principally to staffing reductions in the securities industry, the use by customers of internally developed services, or lower priced services that are offered by the Company or other vendors.  This trend has continued in 2009, negatively impacting revenues and profits.  Broker-dealer commissions increased $400,000, principally from the Non-Professional Market.

Direct operating costs were $8,229,000 for the six months ended June 30, 2009 and $9,812,000 for the similar period in 2008, a decrease of $16%.  Direct operating costs as a percentage of revenues were 60% in 2009 and 63% in 2008.  Without giving effect to unallocated depreciation, amortization expense and costs directly allocated to the Arbitrage segment, the Company’s Professional Market segment had $3,919,000 and $5,095,000 of direct costs for the six months ended June 30, 2009 and 2008, respectively, a decrease of 23%.   Direct operating costs as a percentage of revenues for the Professional segment were 69% in 2009 and 67% in 2008.  The dollar decrease in direct costs is due principally to cost reductions commensurate with reduced revenues and a decrease in ECN rebates due to reduced ECN revenues and lower costs related to the reduced market data revenues. The Company’s Non-Professional Market segment had $3,927,000 and $4,252,000 in direct costs for the six months ended June 30, 2009 and 2008, respectively, a decrease of 8%.  Direct operating costs as a percentage of revenues for the Non-Professional segment were 48% in 2009 and 53% in 2008.  Certain direct operating costs are allocated to each segment based on revenues.

Selling and administrative expenses were $4,411,000 and $4,557,000 in the 2009 and 2008 periods, respectively, a decrease of 3%.  Selling and administrative expenses as a percentage of revenues were 32% in 2009 and 29% in 2008. Without giving effect to unallocated depreciation, amortization expense and costs directly allocated to the Arbitrage segment, selling and administrative expenses for the Professional Market segment were $2,403,000 and $2,768,000 in the 2009 and 2008 periods, respectively, a decrease of 13%.  For the Professional Market segment selling and administrative expenses as a percentage of revenues were 42% in 2009 and 37% in 2008. Selling and administrative expenses for the Non-Professional segment were $1,957,000 and $1,758,000 in the 2009 and 2008 periods, respectively, an increase of 11%.  For the Non-Professional segment selling and administrative expense as a percentage of revenue was 24% in 2009 and 22% in 2008. Certain selling and administrative expenses are allocated to each segment based on revenues.

The Professional Market segment realized a loss of $789,000 in 2009 compared to a loss of $525,000 in 2008 before unallocated amounts and income taxes.  The Non-Professional Market segment realized income of $1,960,000 in 2009 and $1,730,000 in 2008 before unallocated amounts and income taxes. The Arbitrage segment realized a loss of $25,000 in 2009 compared to income of $644,000 in 2008 before unallocated amounts and income taxes.

In 2009 and 2008, the Company recognized gains of $2,000 and $65,000, respectively, from the sale of available-for-sale securities of Innodata.

Net interest income in 2009 was $50,000 compared to net interest income of $70,000 in 2008.

As a result of the above-mentioned factors, the Company realized income before income taxes of $818,000 in the 2009 period compared to $1,568,000 in the 2008 period.

The Company realized net income of $491,000 in 2009 compared to $941,000 in 2008.

Liquidity and Capital Resources

During the six months ended June 30, 2009, cash provided by operating activities was $1,780,000 compared to $2,484,000 in 2008.  The decrease in 2009 was principally due to decreased earnings of $450,000 and a net decrease of $254,000 in the changes in operating assets and liabilities. Cash flows used in investing activities were $5,691,000 in 2009 compared to $164,000 in 2008. The increase in 2009 was principally due to a $5,000,000 payment for the acquisition of a real estate development and a cash deposit of $543,000 in connection with a construction performance guarantee.  Cash provided by financing activities was $2,419,000 in 2009 compared to cash used in financing activities of $782,000 in 2008.  The cash provided in 2009 was from a noncontrolling interest investment by third parties in the Company’s consolidated subsidiary.  The cash used in 2008 was principally used for the repayment of employee savings upon the termination of an employee savings program.

The Company has a line of credit with a bank up to a maximum of $3 million.  The line is collateralized by the assets of the Company and is guaranteed by its Principal Stockholder.  Interest is charged at 1.75% above the bank’s prime rate and is due on demand.  The line expires in August, 2010, subject to automatic renewal. The Company may borrow up to 80% of eligible market data service receivables, as defined, and is required to maintain a compensating balance of 10% of the outstanding loans.  At June 30, 2009, the Company had no borrowings under the line.  Borrowings available on the line of credit at June 30, 2009 were $463,000 based on these formulas.

The Company has significant positions in stocks and options and receives significant proceeds from the sale of trading securities sold but not yet purchased under the arbitrage trading strategy described in Note 4 in the accompanying Notes to Condensed Consolidated Financial Statements.  The Company expects that its June 30, 2009 positions will be closed during the third quarter of 2009 and that other positions with the same strategy will be established.  The level of trading activity is partially dependent on the value of the shares of Track Data pledged by its Principal Stockholder, and Innodata common stock that is held as collateral.

In November, 2005, the Board authorized the purchase of up to 250,000 shares from time to time in market purchases or in negotiated transactions.  Since that authorization, the Company purchased approximately 1,500 shares of its common stock for $20,000. No major capital expenditures are anticipated beyond the normal replacement of equipment and additional equipment to meet customer requirements.  The Company believes that borrowings available under the Company’s line of credit, its present cash position, including cash available in its Arbitrage trading, and any cash that may be generated from operations are sufficient for the Company’s cash requirements for the next 12 months.

The Company’s broker-dealer subsidiary, TDSC, is subject to a minimum net capital requirement of $1 million by FINRA.  TDSC operations are subject to reviews by regulators within its industry, which include the SEC, FINRA and various exchanges.  In the past, certain reviews have resulted in the Company incurring fines ($260,000 in 2008, of which $200,000 was accrued at December 31, 2008), and required the Company to change certain of its internal control and operating procedures.  Ongoing and future reviews may result in the Company incurring additional fines and changes in its internal control and operating procedures.  Management does not expect any ongoing reviews to have a material affect on the Company's financial position or statement of operations.

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

Off Balance Sheet Risk

In connection with the Company's broker-dealer operations, certain customer securities activities are transacted on a margin basis.  The Company's clearing broker extends credit to the Company's customers, subject to various regulatory margin requirements, collateralized by cash and securities in the customers' accounts.  In the event of a decline in the market value of the securities in a margin account, the Company is required to either obtain additional collateral from the customer or to sell the customer's position if such collateral is not forthcoming.  The Company is responsible for any losses on such margin loans, and has agreed to indemnify its clearing broker for losses that the clearing broker may sustain from the customer accounts introduced by the Company.  The Company and its clearing broker seek to control the risks associated with customer activities by monitoring required margin levels daily and, pursuant to such guidelines, requiring the customer to deposit additional collateral or to reduce positions when necessary.  At June 30, 2009, the Company had $9.3 million in margin credit extended to its customers.  The Company’s margin loans in connection with Arbitrage trading were immaterial at June 30, 2009.  The Company believes it is unlikely it will have to make material payments under the indemnification agreement and has not recorded any related liability in the Condensed Consolidated Financial Statements.

Critical Accounting Policies

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results when different assumptions are utilized.  We believe that our principal critical accounting policies are described below.   For a detailed discussion on the application of these and other accounting policies, see Note A in the Notes to Consolidated Financial Statements in the Company’s Form 10-K for the year ended December 31, 2008.

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

The Company recognizes revenues from all homebuilding activities at the closing of the sale using the deposit method. During construction, all direct material and labor costs and those indirect costs related to acquisition and construction are capitalized, and all customer deposits are treated as liabilities.  Capitalized costs are charged to earnings upon closing.  Costs incurred in connection with completed homes and selling, general, and administrative costs are charged to expenses as incurred. Provision for estimated losses on uncompleted contracts and on speculative projects is made in the period in which such losses are determined.

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

New Pronouncements

See Note 18 of the accompanying Condensed Consolidated Financial Statements.

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

An evaluation has been carried out under the supervision and with the participation of our management, including our Chief Executive Officer/Chief Financial Officer, of the effectiveness of the design and the operation of our "disclosure controls and procedures" (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2009 (“Evaluation Date”). Based on such evaluation, our Chief Executive Officer/Chief Financial Officer concluded that, as of the Evaluation Date, the disclosure controls and procedures are effective.

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

Changes in Internal Control over Financial Reporting

An evaluation was performed under the supervision of the Company’s management, including the Chief Executive Officer/Chief Financial Officer, as requested under Exchange Act Rule 13a-15(d) and 15-d-15(d), of whether any change in the Company’s internal control over financial reporting occurred during the fiscal quarter ended June 30, 2009. Based on that evaluation, the Company’s management, including the Chief Executive Officer/Chief Financial Officer, concluded that no change in the Company’s internal controls over financial reporting occurred during the fiscal quarter ended June 30, 2009 that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings. Not Applicable

Item 1a.	Risk Factors. Not Required

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Total Number
of Shares
		Number of		Purchased as	Maximum Number
		Shares of	Average	Part of	of Shares That May
	Period	Common Stock	Price Paid	Publicly	Yet be Purchased
	Purchased	Purchased	Per Share	Announced Plans	Under the Plans

April, 2009

May, 2009

June, 2009

	Total	None		None	248,375

On November 1, 2005, the Board of Directors approved a buy back of up to 250,000 shares of the Company’s Common Stock in market or privately negotiated transactions from time to time.

Item 3.	Defaults upon Seniro Securities. Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders. Not Applicable

Item 5.	Other Information. Not Applicable

Item 6.	Exhibits

	10.12	Agreement dated May 4, 2009 providing for Silver Polish LLC to purchase property from Sovereign Bank.
	10.13	Promissory Note dated May 7, 2009 providing for the balance of payment due from Silver Polish LLC to Sovereign Bank.
	31	Certification of Martin Kaye pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
	32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRACK DATA CORPORATION

Date:	8/14/09	/s/ Martin Kaye
Martin Kaye
Chief Executive Officer
Principal Financial Officer