Form 10-Q
period 2009-09-30
TRACK DATA CORP
filed 2009-11-13
CIK 922811

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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
Yes ☐           No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of October 31, 2009 there were 2,073,000 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

See pages 2-18

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

See pages 19-26

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

See page 27

Item 4T.	Controls and Procedures

See page 27

PART ll. OTHER INFORMATION

See page 28

Track Data Corporation and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30,	December 31,
	2009	2008

	(Unaudited)
ASSETS

CASH AND EQUIVALENTS	$6,000	$7,139

ACCOUNTS RECEIVABLE – net of allowance for doubtful
accounts of $160 in 2009 and $213 in 2008	763	976

DUE FROM CLEARING BROKER	1,101	760

DUE FROM BROKER	25,794	42,029

MARKETABLE SECURITIES	2,510	3,616

FIXED ASSETS - at cost (net of accumulated depreciation and amortization)	1,488	1,818

CONSTRUCTION IN PROGRESS	10,769	-

EXCESS OF COST OVER NET ASSETS ACQUIRED – net	1,700	1,700

PERFORMANCE GUARANTEE DEPOSIT	543	-

OTHER ASSETS	1,384	848

TOTAL ASSETS	$52,052	$58,886

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Promissory note payable -bank	$1,325	$-
Accounts payable and accrued expenses	4,335	3,707
Trading securities sold, but not yet purchased	15,250	30,896
Construction contract deposits	1,950	-
Property taxes payable	578	-
Net deferred income tax liabilities	792	496
Other liabilities	395	168

Total liabilities	24,625	35,267

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Track Data Stockholders’ Equity
Common stock - $.01 par value; 15,000,000 shares authorized; issued
and outstanding – 2,073,000 shares in 2009 and 2,098,000 shares in 2008	21	21
Additional paid-in capital	10,131	10,246
Retained earnings	14,175	13,132
Accumulated other comprehensive income	665	220

Total Track Data stockholders’ equity	24,992	23,619

Noncontrolling interest	2,435	-
Total equity	27,427	23,619

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$52,052	$58,886

See notes to condensed consolidated financial statements

Track Data Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(in thousands, except earnings per share)
(unaudited)

	2009	2008

SERVICE FEES AND REVENUE
Market Data Services	$11,087	$13,485
ECN Services	751	2,104
Broker-Dealer Commissions (includes $29
in 2009 and $72 in 2008 from related party)	8,568	8,084
Home Sales	3,604	-

Total	24,010	23,673

COSTS, EXPENSES AND OTHER:
Costs related to home sales	3,664	-
Direct operating costs (includes depreciation and amortization
of $479 and $554 in 2009 and 2008, respectively)	12,201	14,886
Selling and administrative expenses (includes depreciation and
amortization of $75 and $47 in 2009 and 2008, respectively)	6,453	6,653
Rent expense – related party	492	492
Marketing and advertising	293	224
Gain on arbitrage trading	(65)	(1,247)
Gain on sale of marketable securities – Innodata	(599)	(65)
Interest income	(102)	(289)
Interest expense	18	177

Total	22,355	20,831

INCOME BEFORE INCOME TAXES	1,655	2,842

INCOME TAX PROVISION	662	1,137

NET INCOME ATTRIBUTABLE TO COMPANY STOCKHOLDERS	993	1,705

NET LOSS ALLOCABLE TO NON-CONTROLLING INTEREST	50	-

NET INCOME	$1,043	$1,705

BASIC AND DILUTED NET INCOME PER SHARE	$.50	$.81

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	2,095	2,098

ADJUSTED DILUTIVE SHARES OUTSTANDING	2,095	2,098

See notes to condensed consolidated financial statements

Track Data Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(in thousands, except earnings per share)
(unaudited)

	2009	2008
SERVICE FEES AND REVENUE
Market Data Services	$3,421	$4,425
ECN Services	149	758
Broker-Dealer Commissions (includes $17 in 2009
and $34 in 2008 from related party)	3,035	2,959
Home Sales	3,604	-

Total	10,209	8,142

COSTS, EXPENSES AND OTHER:
Costs related to home sales	3,664	-
Direct operating costs (includes depreciation and amortization
of $160 and $186 in 2009 and 2008, respectively)	3,972	5,074
Selling and administrative expenses (includes depreciation and
amortization of $25 and $15 in 2009 and 2008, respectively)	2,042	2,096
Rent expense – related party	165	164
Marketing and advertising	197	100
Gain on arbitrage trading	(37)	(524)
Gain on sale of marketable securities – Innodata	(597)	-
Interest income	(44)	(88)
Interest expense	10	46

Total	9,372	6,868

INCOME BEFORE INCOME TAXES	837	1,274

INCOME TAX PROVISION	335	510

NET INCOME ATTRIBUTABLE TO COMPANY STOCKHOLDERS	502	764

NET LOSS ALLOCABLE TO NON CONTROLLING INTEREST	50	-

NET INCOME	$552	$764

BASIC AND DILUTED NET INCOME PER SHARE	$.26	$.36

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	2,090	2,098

ADJUSTED DILUTIVE SHARES OUTSTANDING	2,090	2,098

See notes to condensed consolidated financial statements

Track Data Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’
EQUITY AND COMPREHENSIVE INCOME
NINE MONTHS ENDED SEPTEMBER 30, 2009
(in thousands)
(unaudited)

	Track Data Corporation Stockholders
					Accumulated
	Number		Additional		Other	Noncon-		Compre-
	of	Common	Paid-in	Retained	Comprehensive	trolling	Total	hensive
	Shares	Stock	Capital	Earnings	Income	Interest	Equity	Income

BALANCE, JANUARY 1, 2009	2,098	$21	$10,246	$13,132	$220	$-	$23,619

Net income (loss)				1,043		(50)	993	$993

Investment in subsidiary
by third parties						2,485	2,485

Purchase and retirement
of treasury stock	(25)		(115)				(115)

Reclassification adjustment
for gain on
marketable securities					(181)		(181)	(181)

Unrealized gain
on marketable
securities - net of taxes					626		626	626

Comprehensive income								$1,438

BALANCE,
SEPTEMBER 30, 2009	2,073	$21	$10,131	$14,175	$665	$2,435	$27,427

See notes to condensed consolidated financial statements

Track Data Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(in thousands)
(unaudited)

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,043	$1,705
Adjustments to reconcile net income to net cash provided by
operating activities:
Noncontrolling interest allocation	(50)	-
Depreciation and amortization	554	601
Gain on sale of Innodata common stock	(599)	(65)
Changes in operating assets and liabilities:
Accounts receivable and due from clearing broker	(128)	(202)
Due from broker	16,235	(5,990)
Marketable securities	1,729	(6,679)
Construction in progress	2,416	-
Other assets	(480)	237
Accounts payable and accrued expenses	(310)	(19)
Trading securities sold, but not yet purchased	(15,646)	12,549
Construction contract deposits	(980)	-
Property taxes payable	61	-
Other liabilities, including deferred income taxes	222	489

Net cash provided by operating activities	4,067	2,626

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of real estate development	(5,000)	-
Purchase of fixed assets	(215)	(167)
Performance guarantee deposit	(543)	-
Proceeds from sale of Innodata common stock	716	77
Purchase of Innodata common stock	-	(35)
Investment in limited partnership	(100)	-
Issuance of note receivable	-	(100)
Repayment of note receivable	36	16

Net cash used in investing activities	(5,106)	(209)

CASH FLOWS FROM FINANCING ACTIVITIES:
Noncontrolling interest investment in subsidiary	2,485	-
Payments on bank note payable	(2,475)	-
Purchase and retirement of treasury stock	(115)	-
Net repayments on loans from employees	-	(782)

Net cash used in financing activities	(105)	(782)

EFFECT OF EXCHANGE RATE DIFFERENCES ON CASH	5	(14)
NET (DECREASE) INCREASE IN CASH AND EQUIVALENTS	(1,139)	1,621

CASH AND EQUIVALENTS, BEGINNING OF PERIOD	7,139	5,275

CASH AND EQUIVALENTS, END OF PERIOD	$6,000	$6,896

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$18	$177
Income taxes	368	404
NON-CASH INVESTING AND FINANCING ACTIVITIES
Real Estate Development Acquisition
Construction in progress	$8,185
Promissory note payable	(3,800)
Deposits payable	(2,930)
Accounts payable	(938)
Real estate taxes payable	(517)

See notes to condensed consolidated financial statements

Track Data Corporation and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(unaudited)

1.
In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position as of September 30, 2009, and the results of operations for the three and nine month periods ended September 30, 2009 and 2008 and cash flows for the nine months ended September 30, 2009 and 2008.  The results of operations for the nine months ended September 30, 2009 are not necessarily indicative of results that may be expected for any other interim period or for the full year.  The unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

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

The Company has evaluated events that occurred subsequent to September, 30, 2009 through November 13, 2009, the date on which the financial statements for the period ended September 30, 2009 were issued.  Except as disclosed herein, management concluded that no other events required disclosure in these financial statements.

On April 20, 2009, the Board of Directors authorized a one for four reverse stock split, which was consented to by the Company's principal stockholder and certain family trusts.  The stock split became effective on May 27, 2009. All share, per share, related equity accounts and stock option information in this report have been retroactively adjusted to reflect such stock split.

On September 15, 2009, the Company received notice from Nasdaq that its common stock has not maintained a minimum market value of publicly held shares of $5,000,000 for 30 consecutive trading days, as required for continued inclusion on the Nasdaq Global Market.  The Company has been provided 90 calendar days, or until December 14, 2009 to regain compliance.  If the Company does not meet the minimum of $5,000,000 market value test for a minimum of 10 consecutive trading days before December 14, 2009, it will receive notice of delisting from Nasdaq, which notice may be appealed at that time.  Further, the Company may transfer its securities listing to the Nasdaq Capital Market, provided it meets the continued inclusion requirements for that market.

2.
On May 4, 2009, the Company, Barry Hertz, its Principal Stockholder, Silver Polish LLC (“SPLLC”), a New Jersey limited liability company of which Mr. Hertz is the general manager, and another unrelated individual, entered into an agreement with Sovereign Bank (“Sovereign”), pursuant to which SPLLC purchased the note and mortgage on a real estate development known as Sterling Place, located in Lakewood, New Jersey. The mortgage was in default and the subject of a foreclosure proceeding by Sovereign which Sovereign agreed to assign to SPLLC.  The total purchase price was $8.8 million, of which $5 million was paid to Sovereign by SPLLC and $3.8 million of which was payable in November 2009 and is evidenced by a promissory note payable by SPLLC due November 7, 2009, on which the Company, Mr. Hertz and the other party to the Agreement are jointly and severally liable.   At September 30, 2009, the balance due on the note was $1,325,000.  On November 4, 2009, the Company paid the balance due on the note.

The acquisition was accounted for as a purchase in accordance with Accounting Standards Codification (“ASC”) 805 “Business Combinations.” Accordingly, assets and liabilities were recorded at fair value at the date of acquisition, and the results of operations are included in the consolidated financial statements as of acquisition date.  The assets and liabilities acquired are as follows:

Assets:
Capitalized construction costs	$13,185

Liabilities:
Accounts payable	938
Deposits payable	2,930
Real estate taxes payable	517
Total liabilities	4,385
Purchase price	$8,800

The Company invested $3 million in SPLLC and an aggregate of $2.5 million has been invested by Mr. Hertz, a limited partnership of which Mr. Hertz is the general partner, and certain other persons.  The agreement among the SPLLC investors provides for the investors to first recover their investments, and that from any profits above such investments, an unrelated construction manager will be paid a fee of 15 to 25% of such profits, depending on the amount of the profits realized.  In addition, in the event the investors receive a return of at least 20% after payment of the construction manager fee, Mr. Hertz will receive a syndication fee of up to 15% providing that after such payment to Mr. Hertz the investors still receive at least a 20% return on their investment.

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

The Company accounts for its investment in Silver Polish LLC pursuant to ASC 810 “Consolidation” (“ASC 810”). ASC 810 established accounting and reporting standards for the noncontrolling interest in a subsidiary (previously referred to as minority interests). Accordingly, the Company reports its noncontrolling interest as a separate component of stockholders’ equity. The Company is also required to present any net income allocable to noncontrolling interests and net income attributable to the stockholders of the Company separately in its consolidated statements of operations.

3.
The Company charges all costs incurred to establish the technological feasibility of a product or product enhancement, as well as correction of software bugs and minor enhancements to existing software applications to research, development and maintenance expense. Research, development and maintenance expense included in direct operating costs, were approximately $55,000 and $55,000 for the nine months and $18,000 and $18,000 for the three months ended September 30, 2009 and 2008, respectively.

4.
The Company applies ASC 820 “Fair Value Measurements and Disclosures” (“ASC 820”) for assets and liabilities measured at fair value on a recurring basis. ASC 820 accomplishes the following key objectives:

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

The Company’s assets carried at fair value on a recurring basis are as follows (in thousands):

	Quoted Market Prices
	in Active Markets
	(Level 1)

	September 30,	December 31,
	2009	2008
Arbitrage trading securities
Long Positions	$1,251	$2,980
Short Positions	15,250	30,896
Available for sale securities (1)
Innodata common stock	1,259	636

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

Marketable securities consists of the following (in thousands):

	September 30,	December 31,
	2009	2008
Innodata - Available for sale securities - at market	$1,259	$636
Arbitrage trading securities - at market	1,251	2,980
Marketable securities	$2,510	$3,616
Arbitrage trading securities sold but not yet purchased – at market	$15,250	$30,896

The Company owns 158,400 shares of Innodata, a provider of digital content outsourcing services.  The Company carries the investment at $1,259,000 the market value at September 30, 2009. The difference between the cost of $152,000 and fair market value of these securities, net of $442,000 in deferred taxes, or $665,000 is classified as a component of accumulated other comprehensive income included in stockholders' equity as of September 30, 2009.  The Company sold 95,872 shares, received proceeds of $716,000 and recorded a gain of $599,000 during the nine months ended September 30, 2009.  At December 31, 2008, the Company owned 254,272 shares of Innodata.  The Company carried the investment at $636,000, the market value at December 31, 2008. The difference between the cost of $269,000 and fair market value of these securities, net of $147,000 in deferred taxes, or $220,000 is classified as a component of accumulated other comprehensive income included in stockholders' equity as of December 31, 2008. The Company sold 13,030 shares, received proceeds of $77,000 and recorded a gain of $65,000 during the nine months ended September 30, 2008.

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

The Company also engages in options trading with a higher risk profile.   The Company's trading strategy consists of selling short deep out-of-the-money calls and puts on equity and index options.  These naked option positions (when there is no underlying security position held) are not hedged.  The investment strategy is to take advantage of options that have a very low probability of becoming “in-the-money”.  The Company seeks to earn the low premiums that these options are selling for, and expects that all or most of the options will end up expiring worthless.  To minimize risk, the Company limits its exposure to any one underlying stock and constantly monitors the equity option against the real time underlying stock price, and immediately seeks to cover its option position by buying/selling the underlying stock to protect against a larger loss.  The Company has recently taken larger short index option positions, which the Company closely monitors against changes in the real time index price.  From time to time, significant losses may result from option positions whose underlying stock or index price realized a sudden large increase or decrease.

As of September 30, 2009, trading securities had a long market value of $1,251,000 with a cost of $1,229,000, or a net unrealized gain of $22,000. Securities sold but not yet purchased, had a short market value of $15,250,000 with a cost/short proceeds of $15,433,000, or a net unrealized gain of $183,000.  The Company expects that its September 30, 2009 positions will be closed during the fourth quarter of 2009 and that other positions with the same strategy will be established.  The Company pledged its holdings in Innodata as collateral for its trading accounts.  In addition, the Company's Principal Stockholder pledged approximately 575,000 shares of his holdings in the Company's common stock as collateral for these accounts.  The Company is paying its Principal Stockholder at the rate of 2% per annum on the value of the collateral pledged.  Such payments aggregated $11,000 and $33,000 for the nine months and $4,000 and $10,000 for the three months ended September 30, 2009 and 2008, respectively.  Commencing in September, 2009, the Company agreed to pay a commission equal to 20% of trading profits from certain programs developed by its Principal Stockholder.  The payment for September, 2009 was $3,000.

The Company recognized gains from arbitrage trading of $65,000 and $1,247,000 for the nine months and $37,000 and $524,000 for the three months ended September 30, 2009 and 2008, respectively.

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

5.
The Company has a revolving line of credit up to a maximum of $3 million which bears interest at a per annum rate of 1.75% above the bank’s prime rate (7.75% at September 30, 2009) and is due on demand. The line expires in August, 2010, subject to automatic renewal. The note is collateralized by substantially all of the assets of Track Data Corporation. The Company may borrow up to 80% of eligible accounts receivable and is required to maintain a compensating cash balance of not less than 10% of the outstanding loan obligation and is required to comply with certain covenants.  There were no borrowings outstanding at September 30, 2009. Borrowings available under the line of credit at September 30, 2009 were $457,000  based on these formulas.

6.
Earnings Per Share--Basic earnings per share is computed based on the weighted average number of common shares outstanding without consideration of potential common stock.  Diluted earnings per share is computed based on the weighted average number of common and potential dilutive common shares outstanding.  There was no effect on earnings per share as a result of potential dilution.  The calculation takes into account the shares that may be issued upon exercise of stock options, reduced by the shares that may be repurchased with the funds received from the exercise, based on the average price during the period.  For the three and nine months ended September 30, 2009, the Company had 43,000 stock options outstanding. For the three and nine months ended September 30, 2008, the Company had 108,000 stock options outstanding.  Outstanding options for the aforementioned periods were not included in the dilutive calculation because the effect on earnings per share is antidilutive.

Earnings per share (in thousands, except per share):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net income	$552	$764	$1,043	$1,705

Weighted average common shares outstanding	2,090	2,098	2,095	2,098
Dilutive effect of outstanding options	-	-	-	-
Adjusted for dilutive computation	2,090	2,098	2,095	2,098

Basic income per share	$.26	$.36	$.50	$.81

Diluted income per share	$.26	$.36	$.50	$.81

7.
At June 30, 2009, the Company had seven stock-based employee compensation plans of which there were outstanding awards exercisable into 43,000 shares of common stock. No stock-based employee compensation cost is reflected in the statement of operations, as there was no vesting of outstanding stock option awards in 2008 or 2009.  The Company is required pursuant to ASC 718 “Compensation – Stock Compensation” to account for its options and other stock based awards at fair value.  Compensation expense is recognized over the service period of the award.

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

The accounting policies of the segments are the same as those described in Note A, Summary of Significant Accounting Policies in the Company’s financial statements for the year ended December 31, 2008 included in Form 10-K.  Segment data includes charges allocating corporate overhead to each segment.  The Company has not disclosed asset information by segment, except for the real estate segment, as the information is not produced internally.  Assets of the real estate segment as of September 30, 2009 consist of cash of $57,000, construction in progress of $10,769,000, a performance bond of $543,000 and other assets of approximately $351,000.  One market data customer of the Non-Professional Segment accounted for 10% of that segment’s revenues during the three and nine month periods ended September 30, 2009 and 2008, respectively. Substantially all long-lived assets are located in the U.S.  The excess of the purchase price of acquired businesses over the fair value of net assets (“goodwill”) on the dates of acquisition amounts to $1,700,000, net of accumulated amortization of $2,494,000 and a 2008 impairment charge of $200,000, as of September 30, 2009 and December 31, 2008. Goodwill is an asset of the non-professional market segment. The Company’s business is predominantly in the U.S.  Revenues and net income (loss) from international operations are not material.

Information concerning operations in its business segments is as follows (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
Revenues
Professional Market	$2,355	$3,728	$8,042	$11,295
Non-Professional Market	4,250	4,414	12,364	12,378
Sale of homes	3,604	-	3,604	-
Total Revenues	$10,209	$8,142	$24,010	$23,673

Arbitrage Trading – gain on sale
of marketable securities	$37	$524	$65	$1,247
(Loss) income before unallocated
amounts and income taxes:
Professional Market	$(512)	$85	$(1,302)	$(440)
Non-Professional Market	1,087	891	3,048	2,621
Arbitrage Trading (including interest)	(12)	467	(37)	1,111
Real Estate Segment	(184)	-	(184)	-
Unallocated amounts:
Depreciation and amortization	(185)	(201)	(554)	(601)
Gain on sale of Innodata common stock	597	-	599	65
Interest income, net	46	32	85	86

Income before income taxes	$837	$1,274	$1,655	$2,842

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

The Company’s customer securities activities are transacted on either a cash or margin basis.  In margin transactions, the clearing broker extends credit to the Company’s customers, subject to various regulatory margin requirements, collateralized by cash and securities in the customers’ accounts.  However, the Company is required to either obtain additional collateral or to sell the customer’s position if such collateral is not forthcoming.  The Company is responsible for any losses on such margin loans, and has agreed to indemnify its clearing broker for losses that the clearing broker may sustain from the customer accounts introduced by the Company.  At September 30, 2009, the Company had $6.1 million in margin credit extended to its customers.  The Company believes it is unlikely it will have to make material payments under the indemnification agreement and has not provided any related liability in the condensed consolidated financial statements. There were no indemnifications paid by the Company under this agreement.

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

As of September 30, 2009, TDSC was required to maintain minimum net capital, in accordance with SEC rules, of approximately $1 million and had total net capital of $4,916,000, or approximately $3,916,000 in excess of minimum net capital requirements.

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

11.	Comprehensive income is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net income	$502	$764	$993	$1,705
Unrealized gain (loss) on marketable
securities-net of taxes	340	(31)	626	(407)
Reclassification adjustment for
gain on marketable securities
- net of taxes	(181)	-	(181)	(34)
Comprehensive income	$661	$733	$1,438	$1,264

12.
The Company leases its executive office facilities in Brooklyn from a limited partnership owned by the Company’s Principal Stockholder and members of his family.  A lease effective October 1, 2007 provides for the Company to pay $657,000 per annum plus real estate taxes through September 30, 2009. The lease was extended to September 30, 2011 at the same annual rate.  The Company paid the partnership rent of $492,000 for each of the nine month periods ended September 30, 2009 and 2008.

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

14.
In May 2006, the Company purchased a non-dilutable 15% interest in SFB Market Systems, Inc. (“SFB”) for $150,000 cash.  SFB is a privately held company that provides an online centralized securities symbol management system and related equity and option information for updating and loading master files. The Company currently has a representative on SFB’s four member Board of Directors.  The Company accounts for its investment in SFB under the cost method, and is included in other assets in the balance sheet as of September 30, 2009 and December 31, 2008.

In September 2009, the Company invested $100,000 in a limited partnership which is to commence the business of purchasing life insurance policies as investments.  The investment by the Company will not exceed 49% of the total ownership of the partnership. At September 30, 2009, the Company owned 49% and no activity occurred in the limited partnership through that date.  The Company agreed to invest up to $300,000.

15.
In April 2006, the Company’s Principal Stockholder formed a private limited partnership of which he is the general partner for the purpose of operating a hedge fund for trading in certain options strategies. The Company has no financial interest in or commitments related to, the hedge fund. The hedge fund opened a trading account with the Company’s broker-dealer. The Company charged commissions to the hedge fund of $29,000 and $72,000 for the nine months and $17,000 and $34,000 for the three months ended September 30, 2009 and 2008, respectively.  In August, 2009, the Company purchased 25,000 shares of its common stock for $115,000 from the hedge fund pursuant to the Company’s November 2005 stock buy-back plan.

In May 2008, the Company made a non-interest bearing loan of $100,000 to a qualified charitable organization, which the Company’s Principal Stockholder is a member of its Board of Directors.  The loan is repayable in 25 consecutive equal monthly installments of $4,000 which repayments commenced in June, 2008. The balance, included in other assets, at December 31, 2008 was $72,000, and at September 30, 2009 was $36,000.

16.
The Company accounts for uncertainties in income tax positions in accordance with the provisions of ASC 740, “Income Taxes” ("ASC 740") which prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 states that a tax benefit from an uncertain tax position may be recognized only if it is "more likely than not" that the position is sustainable, based on its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement with a taxing authority having full knowledge of all relevant information. Under ASC 740, the liability for unrecognized tax benefits is classified as noncurrent unless the liability is expected to be settled in cash within 12 months of the reporting date.

No liability for unrecognized tax benefits was required to be reported at December 31, 2008 or September 30, 2009.  The Company has identified its federal tax return and its state and city tax returns in New York as "major" tax jurisdictions, as defined.  The Company is also subject to filings in multiple other state and city jurisdictions.  Based on the Company's evaluation, it has concluded that there are no significant uncertain tax positions requiring recognition in the Company's financial statements.  The Company's evaluation was performed for tax years ended 2003 through 2008, the only periods subject to examination.  The Company believes that its income tax positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position. The Company's New York City tax returns for 2003 through 2005 are presently under audit. The outcome cannot be reasonably estimated at this time.

The Company's policy for recording interest and penalties associated with audits is to record such items as a component of income before income taxes.  Penalties are recorded in other expense and interest paid or received is recorded in interest expense or interest income, respectively, in the statement of operations.  For the year ended December 31, 2008 and the nine months ended September 30, 2009, penalties and interest related to the settlements of audits was insignificant.

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

18.
In September 2008, the EITF issued EITF issue no. 08-06 (“EITF 08-6”), “Equity Method Investment Accounting Considerations,” as codified in ASC 323 “Investments – Equity Method and Joint Venture” (“ASC 323”).  ASC 323 requires that the initial carrying value of an equity method investment should be based on the cost accumulation model described in SFAS No. 141(R), “Business Combinations.” ASC 323 also concluded that an equity method investor (1) should not separately test an investee’s underlying indefinite-life intangible assets for impairment, (2) should account for an investee’s share as if the equity method investor sold a proportionate share of its investment and (3) should continue applying the guidance of APB Opinion No. 18, “The Equity Method of Accounting for Investors of Common Stock,” upon a change in the investor’s accounting from the equity to the cost method. ASC 323 is effective on a prospective basis in fiscal years beginning on or after December 15, 2008 including interim periods within those fiscal years.  The adoption of ASC 323 did not have an impact on the Company’s condensed consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position FAS 107-1 and APB 28-1 “Interim Disclosures about Fair Value of Financial Instruments,” as codified in ASC 825-10-65 (“ASC 825”). The objective of ASC 825 is to require public companies to disclose information relating to fair value of financial instruments for interim and annual reporting periods.  ASC 825 requires additional disclosure for all financial instruments for which it is practicable to estimate fair value, including the fair value and carrying value and the significant assumptions used to estimate the fair value of these financial instruments. The adoption of ASC 825 did not have a material effect on the condensed consolidated financial statements.

In April 2009, the FASB released (FSP) FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than Temporary Impairments,” as codified in ASC 320-10-65 “Investments – Debt and Equity Securities” (“ASC 320”). ASC 320 amends the other-than-temporary impairment (“OTTI”) guidance for debt securities by establishing new criteria for the recognition of OTTI on debt securities and also requiring additional disclosure of OTTI on debt and equity securities in the financial statements. ASC 320 does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. ASC 320 is effective for interim and annual periods ending after June 15, 2009.  The implementation of ASC 320 did not have an effect on the condensed consolidated financial statements.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” as codified in ASC 820-10-65 (“ASC 820”).  ASC 820 provides additional guidance on determining fair value when the volume and level of activity for a level 2 or level 3 asset or liability have significantly decreased when compared with normal market activity for that asset or liability (or similar assets or liabilities). ASC 820 requires companies to disclose in interim and annual periods the inputs and valuation technique(s) used to measure fair value and changes in valuation techniques and related inputs if applicable.  Additionally, ASC 820 requires disclosure of major equity and debt security types for all equity and debt securities measured at fair value. ASC 820 was effective for interim and annual reporting periods ending after June 15, 2009 on a prospective basis with comparative disclosures only for periods after initial adoption.  The adoption of ASC 820 did not have a material impact on the condensed consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” as codified in ASC 855 (“ASC 855”). ASC 855 sets forth 1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transaction that may occur for potential recognition or disclosure in the financial statements; 2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and 3) the disclosure that an entity should make about events or transactions that occurred after the balance sheet date.  This statement was effective for interim and annual periods ending after June 15, 2009.  The Company adopted this statement in the quarter ended June 30, 2009.  This statement did not impact the Company’s condensed consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 eliminates Interpretation 46(R)’s exceptions to consolidating qualifying special-purpose entities, contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. SFAS 167 also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity’s status as a variable interest entity, a company’s power over a variable interest entity, or a company’s obligation to absorb losses or its rights to receive benefits of an entity must be disregarded in applying Interpretation 46(R)’s provisions. The elimination of the qualifying special-purpose entity concept and its consolidation exceptions means more entities will be subject to consolidation assessments and reassessments. SFAS 167 will be effective January 1, 2010.  We do not expect the adoption of SFAS 167 to have any impact on our financial statements or results of operations. This pronouncement has not yet been integrated into the FASB Standard Codification.

The FASB, in June 2009, issued new accounting guidance that established the FASB Accounting Standards Codification, (“Codification” or “ASC”) as the single source of authoritative GAAP to be applied by nongovernmental entities, except for the rules and interpretive releases of the SEC under authority of federal securities laws, which are sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. These changes and the Codification itself do not change GAAP. This new guidance became effective for interim and annual periods ending after September 15, 2009. Other that the manner in which new accounting guidance is referenced, the adoption of these changes did not have a material effect on the Company’s consolidated financial statements.

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

The Company also engages in options trading with a higher risk profile.   The Company's trading strategy consists of selling short deep out-of-the-money calls and puts on equity and index options.  These naked option positions (when there is no underlying security position held) are not hedged.  The investment strategy is to take advantage of options that have a very low probability of becoming “in-the-money”.  The Company seeks to earn the low premiums that these options are selling for, and expects that all or most of the options will end up expiring worthless.  To minimize risk, the Company limits its exposure to any one underlying stock and constantly monitors the equity option against the real time underlying stock price, and immediately seeks to cover its option position by buying/selling the underlying stock to protect against a larger loss.  The Company has recently taken larger short index option positions, which the Company closely monitors against changes in the real time index price.  From time to time, significant losses may result from option positions whose underlying stock or index price realized a sudden large increase or decrease.

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

In May, 2009, the Company acquired a residential home development that was in foreclosure for a total acquisition cost of $13,185,000.  The Company intends to complete construction of the development and sell the homes. During the third quarter of 2009, the Company sold nine homes for an aggregate of $3,604,000 and is continuing to sell and complete construction of other homes.

Results of Operations

Three Months Ended September 30, 2009 and 2008

Revenues for the three months ended September 30, 2009 and 2008 were $10,209,000 and $8,142,000, respectively, an increase of 25%. The Company’s Professional Market segment had revenues for the three months ended September 30, 2009 and 2008 of $2,355,000 and $3,728,000, respectively, a decrease of 37% for this segment.  The Company’s Non-Professional Market segment had revenues of $4,250,000 and $4,414,000, respectively, for the three months ended September 30, 2009 and 2008, a decrease of 4% for this segment.  The Company’s Track ECN revenues decreased approximately $600,000. In November, 2008, the NSX changed its pricing for accessing its order delivery system pursuant to which it no longer pays rebates for adding liquidity to its book.  As a result, Track ECN can only pay its subscribers for adding liquidity when there is an internal match on its own book.  This change resulted in further deterioration of the trading volume of the Track ECN. The Company is presently exploring other venues for displaying its orders. Until such time, there is no expectation of increasing volume of trading. Market data revenues decreased approximately $1,000,000 in 2009 compared to 2008. Since 2001, the Company has experienced a decline in revenues from its market data services to the Professional Market segment due principally to staffing reductions in the securities industry, the use by customers of internally developed services, or lower priced services that are offered by the Company or other vendors.  This trend has continued in 2009, negatively impacting revenues and profits. Broker-dealer commissions increased approximately $100,000 principally from the Non-Professional Market.  Home sales were $3,604,000 during the three months ended September 30, 2009 from an acquisition made in May, 2009.

Costs related to home sales, consisting of the acquisition cost and additional costs to complete homes sold, were $3,664,000.

Direct operating costs, which exclude costs related to home sales, were $3,972,000 for the three months ended September 30, 2009 and $5,074,000 for the similar period in 2008, a decrease of 22%.  Direct operating costs as a percentage of revenues, excluding home sales revenue, were 60% in 2009 and 62% in 2008.  Without giving effect to unallocated depreciation, amortization expense and costs directly allocated to the Arbitrage and Real Estate segments, the Company’s Professional Market segment had $1,683,000 and $2,272,000 of direct costs for the three months ended September 30, 2009 and 2008, respectively, a decrease of 26%.   Direct operating costs as a percentage of revenues for the Professional segment were 71% in 2009 and 61% in 2008.  The dollar decrease in direct costs is due principally to the decrease in ECN rebates due to reduced ECN revenues and reduced expenses related to the reduced market data revenues. The Company’s Non-Professional Market segment had $2,093,000 and $2,550,000 in direct costs for the three months ended September 30, 2009 and 2008, respectively, a decrease of 18%.  Direct operating costs as a percentage of revenues for the Non-Professional segment were 49% in 2009 and 58% in 2008.  The dollar reduction was principally due to reduced trade execution costs. Certain direct operating costs are allocated to each segment based on revenues. Direct operating costs include direct payroll, direct telecommunication costs, computer supplies, depreciation, equipment lease expense and the amortization of software development costs, costs of clearing, back office payroll and other direct broker-dealer expenses and ECN customer commissions and clearing.

Selling and administrative expenses were $2,042,000 and $2,096,000 in the 2009 and 2008 periods, respectively, a decrease of 3%.  In 2009 selling and administrative expenses include $124,000 attributable to the Real Estate segment.  Selling and administrative expenses as a percentage of revenues, excluding home sales revenue, were 31% in 2009 and 26% in 2008. Without giving effect to unallocated depreciation, amortization expense and costs directly allocated to the Arbitrage and Real Estate segments, selling and administrative expenses for the Professional Market segment were $952,000 and $1,232,000 in the 2009 and 2008 periods, respectively, a decrease of 23%.  For the Professional Market segment selling and administrative expenses as a percentage of revenues were 40% in 2009 and 33% in 2008. The dollar decrease was principally due to reduced payroll. Selling and administrative expenses for the Non-Professional segment were $941,000 and $849,000 in the 2009 and 2008 periods, respectively, an increase of 11%.  For the Non-Professional segment selling and administrative expense as a percentage of revenue was 22% in 2009 and 19% in 2008.  Certain selling and administrative expenses are allocated to each segment based on revenues.

The Professional Market segment realized a loss of $512,000 in 2009 compared to income of $85,000 in 2008 before unallocated amounts and income taxes.  The Non-Professional Market segment realized income of $1,087,000 in 2009 and $891,000 in 2008 before unallocated amounts and income taxes. The Arbitrage segment realized a loss of $12,000 in 2009 compared to income of $467,000 in 2008 before unallocated amounts and income taxes.  The real estate segment realized a loss of $184,000 in 2009.

Net interest income in 2009 was $34,000 compared to $42,000 in 2008.

In 2009, the Company recognized a gain of $597,000 from the sale of available for sale securities of Innodata.

As a result of the above-mentioned factors, the Company realized income before income taxes of $837,000 in the 2009 period compared to income before income taxes of $1,274,000 in the 2008 period.

The Company realized net income of $552,000 in 2009 compared to net income of $764,000 in 2008.

Nine Months Ended September 30, 2009 and 2008

Revenues for the nine months ended September 30, 2009 and 2008 were $24,010,000 and $23,673,000, respectively, an increase of 1%.  The Company’s Professional Market segment had revenues for the nine months ended September 30, 2009 and 2008 of $8,042,000 and $11,295,000, respectively, a decrease of 29% for this segment.  The Company’s Non-Professional Market segment had revenues of $12,364,000 and $12,378,000, respectively, for the nine months ended September 30, 2009 and 2008.  The Company’s Track ECN revenues decreased approximately $1,350,000.  In November, 2008, the NSX changed its pricing for accessing its order delivery system pursuant to which it no longer pays rebates for adding liquidity to its book.  As a result, Track ECN can only pay its subscribers for adding liquidity when there is an internal match on its own book.  This change resulted in further deterioration of the trading volume of the Track ECN. The Company is presently exploring other venues for displaying its orders. Until such time, there is no expectation of increasing volume of trading. Market data revenues decreased approximately $2.4 million in 2009 compared to 2008. Since 2001, the Company has experienced a decline in revenues from its market data services to the Professional Market segment due principally to staffing reductions in the securities industry, the use by customers of internally developed services, or lower priced services that are offered by the Company or other vendors.  This trend has continued in 2009, negatively impacting revenues and profits.  Broker-dealer commissions increased $500,000, principally from the Non-Professional Market.  During the third quarter of 2009 the Company sold homes for total revenues of $3,604,000.

Costs related to home sales, consisting of the acquisition cost and additional costs to complete homes sold, were $3,664,000.

Direct operating costs, which exclude costs related to home sales, were $12,201,000 for the nine months ended September 30, 2009 and $14,886,000 for the similar period in 2008, a decrease of 18%.  Direct operating costs as a percentage of revenues, excluding home sales revenue, were 60% in 2009 and 63% in 2008.  Without giving effect to unallocated depreciation, amortization expense and costs directly allocated to the Arbitrage and Real Estate segments, the Company’s Professional Market segment had $5,602,000 and $7,367,000 of direct costs for the nine months ended September 30, 2009 and 2008, respectively, a decrease of 24%.   Direct operating costs as a percentage of revenues for the Professional segment were 70% in 2009 and 65% in 2008.  The dollar decrease in direct costs is due principally to cost reductions commensurate with reduced revenues and a decrease in ECN rebates due to reduced ECN revenues. The Company’s Non-Professional Market segment had $6,020,000 and $6,802,000 in direct costs for the nine months ended September 30, 2009 and 2008, respectively, a decrease of 11%.  Direct operating costs as a percentage of revenues for the Non-Professional segment were 49% in 2009 and 55% in 2008.  The dollar decrease in direct costs was principally due to reduced trade execution fees.  Certain direct operating costs are allocated to each segment based on revenues.

Selling and administrative expenses, were $6,453,000 and $6,653,000 in the 2009 and 2008 periods, respectively, a decrease of 3%.  In 2009 selling and administrative expenses include $124,000 attributable to the Real Estate segment.  Selling and administrative expenses as a percentage of revenues, excluding home sales revenue, were 32% in 2009 and 28% in 2008. Without giving effect to unallocated depreciation, amortization expense and costs directly allocated to the Arbitrage and Real Estate segments, selling and administrative expenses for the Professional Market segment were $3,355,000 and $4,000,000 in the 2009 and 2008 periods, respectively, a decrease of 16%.  For the Professional Market segment selling and administrative expenses as a percentage of revenues were 42% in 2009 and 35% in 2008. The reduction in selling and administrative expenses was principally due to reductions in payroll and certain ECN administrative expenses. Selling and administrative expenses for the Non-Professional segment were $2,898,000 and $2,607,000 in the 2009 and 2008 periods, respectively, an increase of 11%.  For the Non-Professional segment selling and administrative expense as a percentage of revenue was 23% in 2009 and 21% in 2008. Certain selling and administrative expenses are allocated to each segment based on revenues.

The Professional Market segment realized a loss of $1,302,000 in 2009 compared to a loss of $440,000 in 2008 before unallocated amounts and income taxes.  The Non-Professional Market segment realized income of $3,048,000 in 2009 and $2,621,000 in 2008 before unallocated amounts and income taxes. The Arbitrage segment realized a loss of $37,000 in 2009 compared to income of $1,111,000 in 2008 before unallocated amounts and income taxes.  The real estate segment realized a loss of $184,000 in 2009.

In 2009 and 2008, the Company recognized gains of $599,000 and $65,000, respectively, from the sale of available-for-sale securities of Innodata.

Net interest income in 2009 was $84,000 compared to net interest income of $112,000 in 2008.

As a result of the above-mentioned factors, the Company realized income before income taxes of $1,655,000 in the 2009 period compared to $2,842,000 in the 2008 period.

The Company realized net income of $1,043,000 in 2009 compared to $1,705,000 in 2008.

Liquidity and Capital Resources

During the nine months ended September 30, 2009, cash provided by operating activities was $4,067,000 compared to $2,626,000 in 2008.  The increase in 2009 was principally due to a net increase of $2,000,000 in the changes in operating assets and liabilities offset by decreased earnings of approximately $600,000. Cash flows used in investing activities were $5,106,000 in 2009 compared to $209,000 in 2008. The increase in 2009 was principally due to a $5,000,000 payment for the acquisition of a real estate development project and a cash deposit of $543,000 in connection with a construction performance guarantee, offset by proceeds from the sale of Innodata common stock of $716,000.  Cash used in financing activities was $105,000 in 2009 compared to cash used in financing activities of $782,000 in 2008.  The cash provided in 2009 was from a noncontrolling interest investment of $2,468,000 by third parties in the Company’s consolidated subsidiary.  This increase was offset by payments on the bank note payable on the acquisition of real estate in the amount of $2,475,000.  The cash used in 2008 was principally used for the repayment of employee savings upon the termination of an employee savings program.

The Company has a line of credit with a bank up to a maximum of $3 million.  The line is collateralized by the assets of the Company and is guaranteed by its Principal Stockholder.  Interest is charged at 1.75% above the bank’s prime rate and is due on demand.  The line expires in August, 2010, subject to automatic renewal. The Company may borrow up to 80% of eligible market data service receivables, as defined, and is required to maintain a compensating balance of 10% of the outstanding loans.  At September 30, 2009, the Company had no borrowings under the line.  Borrowings available on the line of credit at September 30, 2009 were $457,000 based on these formulas.

The Company has significant positions in stocks and options and receives significant proceeds from the sale of trading securities sold but not yet purchased under the arbitrage trading strategy described in Note 4 in the accompanying Notes to Condensed Consolidated Financial Statements.  The Company expects that its September 30, 2009 positions will be closed during the fourth quarter of 2009 and that other positions with the same strategy will be established.  The level of trading activity is partially dependent on the value of the shares of Track Data pledged by its Principal Stockholder, and Innodata common stock that is held as collateral.

In November, 2005, the Board authorized the purchase of up to 250,000 shares from time to time in market purchases or in negotiated transactions.  Since that authorization, the Company purchased approximately 26,500 shares of its common stock for $135,000. No major capital expenditures are anticipated beyond the normal replacement of equipment and additional equipment to meet customer requirements.  The Company believes that borrowings available under the Company’s line of credit, its present cash position, including cash available in its Arbitrage trading, and any cash that may be generated from operations are sufficient for the Company’s cash requirements for the next 12 months.

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

Off Balance Sheet Risk

In connection with the Company's broker-dealer operations, certain customer securities activities are transacted on a margin basis.  The Company's clearing broker extends credit to the Company's customers, subject to various regulatory margin requirements, collateralized by cash and securities in the customers' accounts.  In the event of a decline in the market value of the securities in a margin account, the Company is required to either obtain additional collateral from the customer or to sell the customer's position if such collateral is not forthcoming.  The Company is responsible for any losses on such margin loans, and has agreed to indemnify its clearing broker for losses that the clearing broker may sustain from the customer accounts introduced by the Company.  The Company and its clearing broker seek to control the risks associated with customer activities by monitoring required margin levels daily and, pursuant to such guidelines, requiring the customer to deposit additional collateral or to reduce positions when necessary.  At September 30, 2009, the Company had $6.1 million in margin credit extended to its customers.  The Company’s margin loans in connection with Arbitrage trading were immaterial at September 30, 2009.  The Company believes it is unlikely it will have to make material payments under the indemnification agreement and has not recorded any related liability in the Condensed Consolidated Financial Statements.

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

For ECN services, transaction fees are earned on a per trade basis, based on shares transacted, and are recognized as transactions occur. For each transaction executed, there is an associated liquidity payment or routing charge paid. Pursuant to ASC 605 “Revenue Recognition,” the Company records such expenses as liquidity payments or routing charges in the consolidated statements of operations.

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

An evaluation has been carried out under the supervision and with the participation of our management, including our Chief Executive Officer/Chief Financial Officer, of the effectiveness of the design and the operation of our "disclosure controls and procedures" (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2009 (“Evaluation Date”). Based on such evaluation, our Chief Executive Officer/Chief Financial Officer concluded that, as of the Evaluation Date, the disclosure controls and procedures are effective.

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

Changes in Internal Control over Financial Reporting

An evaluation was performed under the supervision of the Company’s management, including the Chief Executive Officer/Chief Financial Officer, as requested under Exchange Act Rule 13a-15(d) and 15-d-15(d), of whether any change in the Company’s internal control over financial reporting occurred during the fiscal quarter ended September 30, 2009. Based on that evaluation, the Company’s management, including the Chief Executive Officer/Chief Financial Officer, concluded that no change in the Company’s internal controls over financial reporting occurred during the fiscal quarter ended September 30, 2009 that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings. Not Applicable

Item 1a.	Risk Factors. Not Required

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Total Number
of Shares
		Number of		Purchased as	Maximum Number
		Shares of	Average	Part of	of Shares That May
	Period	Common Stock	Price Paid	Publicly	Yet be Purchased
	Purchased	Purchased	Per Share	Announced Plans	Under the Plans

July, 2009

	August, 2009	25,000	$4.60	25,000

September, 2009

	Total	25,000		25,000	223,375

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

TRACK DATA CORPORATION

Date:	11/13/09	/s/ Martin Kaye
Martin Kaye
Chief Executive Officer
Principal Financial Officer